Form 10-Q
period 1994-12-31
QUIXOTE CORP
filed 1995-02-13
CIK 32870

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


           [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended December 31, 1994

                                       or

           [ ]   Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                            __________ to __________



                        __________________________________
                           Commission file number 0-7903


                 I.R.S. Employer Identification Number 36-2675371


                               QUIXOTE CORPORATION


                            (a Delaware Corporation)
                              One East Wacker Drive
                            Chicago, Illinois  60601
                           Telephone:  (312) 467-6755


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     XX          NO
                                          --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,814,466 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 1994.

                                      PART I

                               FINANCIAL INFORMATION

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Statements of Operations
                                     (Unaudited)



                                Three Months Ended              Six Months Ended
                                    December 31,                  December 31,
                             -------------------------------------------------------
                                 1994          1993            1994         1993
                             -----------   -----------     -----------   -----------
Net sales                    $46,959,000   $42,835,000     $93,109,000   $82,923,000
Cost of sales                 31,435,000    25,440,000      61,642,000    49,476,000
                             -----------   -----------     -----------   -----------
  Gross profit                15,524,000    17,395,000      31,467,000    33,447,000

Selling and administrative
 expenses                     12,169,000    10,840,000      23,069,000    21,203,000
Research and development
 expenses                        945,000       854,000       1,698,000     1,629,000
                             -----------   -----------     -----------   -----------
                              13,114,000    11,694,000      24,767,000    22,832,000

Operating profit               2,410,000     5,701,000       6,700,000    10,615,000

Other income (expenses):
  Interest income                 58,000        54,000         105,000       103,000
  Interest expense              (934,000)     (765,000)     (1,797,000)   (1,531,000)
  Other                         (119,000)      387,000        (226,000)      255,000
                             ------------  ------------    ------------  ------------
                                (995,000)     (324,000)     (1,918,000)   (1,173,000)

Earnings before income taxes   1,415,000     5,377,000       4,782,000     9,442,000
Provisions for income taxes      538,000     2,151,000       1,817,000     3,777,000
                             -----------   -----------     -----------   -----------

Net earnings                 $   877,000   $ 3,226,000     $ 2,965,000   $ 5,665,000
                             ===========   ===========     ===========   ===========


Net earnings per common and
 common equivalent share
 outstanding:

  Primary                           $.11          $.40            $.36          $.71
                                    ====          ====            ====          ====

  Fully diluted                     $.11          $.38            $.36          $.67
                                    ====          ====            ====          ====

Cash dividend declared per
 common share                       $.11          $.10            $.11          $.10
                                    ====          ====            ====          ====

See Notes to Consolidated Condensed Financial Statements

                           QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Condensed Balance Sheets


                                               December 31,       June 30,
                                               ------------     ------------
Assets                                             1994             1994
- - - - ----------------------------------------------------------------------------
                                               (Unaudited)
Current assets:
  Cash & cash equivalents                      $  2,590,000     $  1,021,000
  Accounts receivable, net of allowance
   for doubtful accounts of $2,783,000 at
   December 31 and $2,765,000 at June 30         31,563,000       33,771,000

Inventories:
  Raw materials                                   5,617,000        4,117,000
  Work in process                                 1,552,000        1,939,000
  Finished goods                                  1,718,000        2,163,000
                                               ------------     ------------
                                                  8,887,000        8,219,000

Other current assets                              4,234,000        3,314,000
                                               ------------     ------------
            Total current assets                 47,274,000       46,325,000
                                               ------------     ------------


Property, plant and equipment, at cost          118,997,000      102,451,000
  less accumulated depreciation                 (47,436,000)     (41,505,000)
                                               -------------    -------------
                                                 71,561,000       60,946,000


Other assets                                     15,010,000       15,518,000
                                               ------------     ------------

                                               $133,845,000     $122,789,000
                                               ============     ============

See Notes to Consolidated Condensed Financial Statements.

                         QUIXOTE CORPORATION AND SUBSIDIARIES
                        Consolidated Condensed Balance Sheets


                                                 December 31,      June 30,
                                                -------------    ------------
Liabilities and Shareholders' Equity                1994             1994
- - - - -----------------------------------------------------------------------------
                                                 (Unaudited)

Current liabilities:
  Accounts payable                               $ 7,282,000      $ 9,564,000
  Accrued expenses                                17,723,000       15,453,000
  Income taxes payable                               337,000        1,535,000
                                                ------------     ------------
      Total current liabilities                   25,342,000       26,552,000
                                                ------------     ------------

Long-term debt                                    49,000,000       38,975,000

Deferred income taxes                              3,193,000        3,193,000

Shareholders' equity:
  Common stock                                       142,000          142,000
  Capital in excess of par value of stock         28,788,000       28,551,000
  Retained earnings                               32,853,000       30,749,000
  Treasury stock, at cost                         (5,473,000)      (5,373,000)
                                                -------------    -------------
                                                  56,310,000       54,069,000
                                                ------------     ------------

                                                $133,845,000     $122,789,000
                                                ============     ============

See Notes to Consolidated Condensed Financial Statements.

                            QUIXOTE CORPORATION AND SUBSIDIARIES
                       Consolidated Condensed Statements of Cash Flows
                                        (Unaudited)


                                                          Six Months Ended December 31,
                                                          -----------------------------
                                                                1994          1993
                                                            -----------   -----------
Increase (decrease) in cash and cash equivalents:
Operating activities:
  Net earnings                                              $ 2,965,000   $ 5,665,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                            6,014,000     5,088,000
      Amortization                                            1,086,000     1,151,000
      Provision for losses on accounts receivable                18,000        68,000
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable            2,190,000    (1,381,000)
        (Increase) decrease in inventories and other
          current assets                                     (1,588,000)      112,000
        Decrease in accounts payable and accrued expenses       (20,000)   (1,528,000)
        Decrease in income taxes payable                     (1,198,000)   (1,300,000)
                                                            ------------  ------------
  Net cash provided by operating activities                   9,467,000     7,875,000

Investing activities:
  Purchase of property, plant and equipment                 (16,629,000)   (4,920,000)
  Capitalized and purchased systems, design and software
    costs                                                      (495,000)     (566,000)
  Net assets of businesses acquired                                        (8,075,000)
  Other                                                         (83,000)       16,000
                                                            ------------  ------------
  Net cash used in investing activities                     (17,207,000)  (13,545,000)

Financing activities:
  Borrowings under revolving credit agreement                10,025,000     8,300,000
  Payment of semi-annual cash dividend                         (853,000)     (758,000)
  Proceeds from exercise of stock options                       237,000       126,000
  Repurchase of company stock for treasury                     (100,000)
  Principal payments on long-term debt                                     (1,197,000)
                                                            -----------   -----------
  Net cash provided by financing activities                   9,309,000     6,471,000

Increase in cash and cash equivalents                         1,569,000       801,000

Cash and cash equivalents at beginning of period              1,021,000     4,058,000
                                                            -----------   -----------

Cash and cash equivalents at end of period                  $ 2,590,000   $ 4,859,000
                                                            ===========   ===========

Note: During the six months ended December 31, 1994, the Company made cash payments of $3,015,000 for income taxes and paid $1,466,000 for interest. During the same period last year the Company made cash payments of $5,116,000 for income taxes and paid $1,602,000 for interest.

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Condensed Financial Statements
                                       (Unaudited)



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1994 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1995.

2.   Subsequent events:

On January 10, 1995, the California Court of Appeals sustained an earlier trial judgment against Convergent Business Systems, Inc. and its BaronData division (which division was acquired in 1990 by Stenograph Corporation, a wholly-owned subsidiary of the Company). The Appeals Court decision requires the Company to pay a judgment of $918,000 plus interest. The Court's decision exceeded the Company's previously estimated loss for this matter and $685,000 was recorded as an expense in the Company's Consolidated Condensed Statement of Operations for the quarter ended December 31, 1994.

Also in January, 1995, Disc Manufacturing, Inc. (DMI), a wholly-owned subsidiary of the Company, was sued by DiscoVision Associates alleging patent infringement. The complaint seeks injunctive relief and unspecified damages, including punitive damages against DMI. The Company believes that under the circumstances of this case that DiscoVision should not be entitled to injunctive relief. In the unlikely event that injunctive relief were to be granted against DMI, it could have a material adverse effect on the Company's operations.

In a related matter, DMI filed a complaint against Pioneer Electronics Corp., DiscoVision Associates, and other related parties alleging violations of the antitrust laws and acts of unfair competition based on unlawful activities and anticompetitive tactics involving patents related to optical disc technology. DMI's complaint seeks damages, including punitive damages and injunctive relief.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Current Year-to-Date Versus Prior Year-to-Date
- - - - ----------------------------------------------

The Company's sales in the first six months of fiscal 1995 increased 12% to $93,109,000 from $82,923,000 in the same period last year due principally to Disc Manufacturing, Inc. Disc Manufacturing, Inc. (DMI) sales in the current six month period increased 13% to $45,873,000 from $40,748,000 in the same period last year due principally to increased unit sales of both CD and CD-ROM products. CD-ROM unit sales increased 70% in the current six month period from the same period last year. Audio CD unit sales in the current six month period increased 13% from the same period last year. These increases in unit volumes were offset somewhat by declines in the average unit selling price of these products, resulting in CD-ROM sales dollars increasing 29% and CD audio sales dollars increasing 2% from the same period last year. Sales at Energy Absorption Systems in the current six month period increased 14% to $22,210,000 from $19,535,000 in the same period last year due to the December 1993 acquisition of Safe-Hit Corporation, a manufacturer of flexible guide posts which contributed sales of $2,674,000 compared to sales of $367,000 last year. Legal Technologies, Inc. (LTI) sales for the six months increased 11% to $25,026,000 from $22,640,000 in the same period last year. This was due principally to the December 1993 acquisition of Litigation Sciences, Inc. (LSI), a full service litigation consulting firm. LSI contributed $4,652,000 in sales during the current six month period. Integrated Information Services, Inc.
(IIS), a document imaging company that assists businesses in the electronic storage and retrieval of information, also contributed to the increase in sales at LTI. Offsetting these sales increases at LTI was a sales decrease at Stenograph due to a decline in unit sales of its software and hardware products.

The gross profit margin in the current six month period decreased to 33.8% from 40.3% in the same period last year due principally to margin reductions at Legal Technologies, Inc. LTI's gross profit margin decreased due to the lower gross profit margins at Litigation Sciences than the historical gross profit margins at Legal Technologies. To a lesser extent, the gross profit margin at LTI also declined as a result of declines in margin at Integrated Information Services and Stenograph Corporation. DMI's gross profit margin decreased as a result of a decrease in the average unit selling price of its products offset somewhat by volume efficiencies. Energy Absorption's gross profit decreased as a result of lower gross profit margins at Safe-Hit Corporation and also due to a change in product mix.

Selling and administrative expenses in the current six month period increased 9% to $23,069,000 from $21,203,000 in the same period last year attributable principally to DMI and Energy Absorption. DMI's selling and administrative expenses increased principally due to increases in CD-ROM selling and marketing expenses. Energy Absorption's selling and administrative expenses increased due to the inclusion of selling and administrative expenses at Safe-Hit Corporation. Legal Technologies' and corporate level selling and administrative expenses remained at a level consistent with the same period last year.

Research and development expenses in the current six month period increased 4% to $1,698,000 from $1,629,000 in the same period last year. This was due to increased research and development at Legal Technologies related to the development of legal software offset somewhat by a reduction in research and development at Energy Absorption as a result of reduced expenditures on its sewer rehabilitation technology.

Interest income in the current six month period was $105,000 compared to $103,000 in the same period last year. Interest expense increased 17% in the current six month period to $1,797,000 from $1,531,000 in the same period last year. This was due to an increase in interest rates. Other expenses in the current six month period increased to $226,000 compared to income of $255,000 in the same period last year principally due to a gain on the sale of a stock investment that occurred last year.


Current Year Quarter Versus Prior Year Quarter
- - - - ----------------------------------------------

The Company's sales in the current quarter increased 10% to $46,959,000 from $42,835,000 in the same quarter last year due principally to Disc Manufacturing, Inc. DMI's sales in the current quarter increased 17% to $25,032,000 from $21,315,000 in the same quarter last year due principally to increased unit sales of both CD and CD-ROM products. CD-ROM unit sales increased 73% in the current quarter from the same period last year. Audio CD unit sales in the current quarter increased 17% from the same period last year. These increases in unit volumes were offset somewhat by declines in the average unit selling price of these products, resulting in CD-ROM sales dollars increasing 31% and CD audio sales dollars increasing 7% from the same period last year. Legal Technologies, Inc. sales for the current quarter increased 9% to $12,644,000 from $11,650,000 in the same quarter last year. This was due principally to the December 1993 acquisition of Litigation Sciences, Inc. which contributed $2,278,000 in sales during the current quarter. Offsetting this sales increase was a sales decrease at Stenograph due to a decline in unit sales of its software and hardware. Integrated Information Services, Inc. also experienced a decline in sales. Sales at Energy Absorption in the current quarter decreased 6% to $9,283,000 from $9,870,000 in the same quarter last year despite the contribution from the December acquisition of Safe-Hit Corporation, which contributed a net sales increase of $796,000 for the current quarter. Energy's sales decreased throughout its product lines after a general decline in sales orders following the November elections.

The gross profit margin in the current quarter decreased to 33.1% from 40.6% in the same quarter last year. Legal Technologies, Inc.'s gross profit margin decreased due to the lower gross profit margins at Litigation Sciences than the historical gross profit margins at Legal Technologies. In addition, the gross profit margin at LTI also declined as a result of a decline in margin at Integrated Information Services. Slightly offsetting these gross profit margin decreases was an increase in margin at Stenograph. DMI's gross profit margin decreased as a result of a decrease in the average unit selling price of its products offset somewhat by volume efficiencies. Energy Absorption's gross profit margin decreased as a result of lower gross profit margins at Safe-Hit Corporation than Energy Absorption's historical gross profit margins and also due to the lower sales volume than in the same quarter last year.

Selling and administrative expenses in the current quarter increased 12% to $12,169,000 from $10,840,000 in the same quarter last year attributable principally to DMI and Energy Absorption. DMI's selling and administrative expenses increased principally due to an increase in CD-ROM selling and marketing expenses. Energy Absorption's selling and administrative expenses increased due to the inclusion of selling and administrative expenses of Safe-Hit Corporation. Legal Technologies' selling and administrative expenses increased due to the inclusion of expenses from Litigation Sciences offset somewhat by a decrease in selling and administrative expenses at Stenograph and Discovery Products.

Research and development expenses in the current quarter increased 11% to $945,000 from $854,000 in the same quarter last year. This was due to increased research and development at Legal Technologies related to the development of legal software offset somewhat by a reduction in research and development at Energy Absorption as a result of reduced expenditures on its sewer rehabilitation technology.

Interest income in the current quarter was $58,000 compared to $54,000 in the same quarter last year. Interest expense increased 22% in the current quarter to $934,000 from $765,000 in the same quarter last year. This was due to an increase in interest rates on the Company's revolving credit facility. Other expenses in the current quarter increased to $119,000 compared to income of $387,000 in the same quarter last year principally due to a gain on the sale of a stock investment that occurred last year.


Liquidity and Capital Resources
- - - - -------------------------------

The Company had cash of $2,590,000 and additional funds of $30,975,000 available under its revolving credit facility at December 31, 1994. Operating activities were a source of cash for the Company during the six month period providing $9,467,000.

Cash of $17,207,000 was used during the current six month period for investing activities. The Company's primary investing activity was the purchase of assets, mostly at DMI as part of its three year expansion program to double capacity to 200 million discs annually. Among other purchases during the current six month period, DMI acquired a 218,000 square foot building in Anaheim, California as a replacement for its existing facility located nearby.

Financing activities provided cash of $9,309,000 principally from borrowings under the Company's revolving credit facility of $10,025,000 increasing the note to $29 million at December 31, 1994.

The Company anticipates approximately $20,000,000 in additional capital expenditures will be made during fiscal 1995 related principally to the DMI expansion as described above. In addition, the Company may consider acquiring additional businesses that complement its existing operating segments. Also, each of the Company's operating segments will require additional investments in working capital to maintain growth. These expenditures will be financed either through cash generated from operations or from borrowings on the Company's revolving credit facility. The Company believes its cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

                                     PART II

                                OTHER INFORMATION


Item I.  Legal Proceedings
- - - - --------------------------


1. REPETITIVE STRESS INJURY LITIGATION. During the Company's second quarter, three additional repetitive stress injury cases were filed against Stenograph and the Company, bringing to twenty-four the total number of such cases filed to date. See the Company's Form 10-K Report for the fiscal year ended June 30, 1994, Item 3, for additional information.

2. CONVERGENT BUSINESS SYSTEMS v. LINDA CHAVEZ. On January 10, 1995, the California Court of Appeals sustained an earlier trial judgment against Convergent Business Systems, Inc., a division of which was acquired by a Quixote subsidiary in 1990, in a case identified as CONVERGENT BUSINESS SYSTEMS v. LINDA CHAVEZ, ET AL., Superior Court of California for Alameda County, No. H14783-5. At the time of the acquisition, Quixote agreed to assume the possible liability, if any, for the lawsuit, which was then in litigation. The Appeals Court decision requires Quixote to pay a judgment of approximately $918,000, plus interest. To account for the unaccrued portion of the expense of the judgment, $685,000, representing $0.05 per share after tax, has been recorded as an expense in the Company's fiscal quarter ended December 31, 1994. See the Company's Form 10-K Report for the fiscal year ended June 30, 1994, Item 3, for additional information relating to this litigation.

3. DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC. In January, 1995, Disc Manufacturing, Inc. ("DMI") was served in an action entitled DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC., Case No. 95-21, U.S. District Court for the District of Delaware. The complaint alleges that DMI is infringing six DiscoVision patents and seeks injunctive relief and unspecified damages, including punitive damages, against DMI. The case has been referred to the Company's patent counsel.

4. DISC MANUFACTURING, INC. v. PIONEER AND DISCOVISION. In January, 1995 DMI filed a complaint against Pioneer Electronic Corp., Pioneer Electronics (USA) Inc., Pioneer Capital Inc., and DiscoVision Associates in the U.S. District Court for the Central District of California, Case No. 95-0306, alleging violations of the antitrust laws and acts of unfair competition based on unlawful activities and anticompetitive tactics involving patents related to optical disc technology. DMI's complaint seeks damages, including punitive damages, and injunctive relief.

5. ESTATE OF THIEL v. ENERGY ABSORPTION SYSTEMS, INC. In December, 1994, Energy Absorption Systems, Inc. ("Energy") was served in an action entitled FREDERICK W. THIEL AND MAUREEN THIEL v. SLATTERY ASSOCIATES ET AL., Superior Court of New Jersey, Docket No. MRS-L-1431-94. The complaint arises from a March, 1992 accident in which the decedent lost control of his car and allegedly struck one of Energy's crash cushions. The complaint seeks unspecified damages from Energy and numerous defendants, including the State of New Jersey, the U.S. Federal Highway Administration and various other governmental entities. The Company has referred the case to its insurance carrier.

Item 2.  Changes in Securities
- - - - ------------------------------

None.


Item 3.  Default upon Senior Securities
- - - - ---------------------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
- - - - ------------------------------------------------------------

     The Company's Annual Meeting of Shareholders was held on November 8, 1994. The matters voted on at the Annual Meeting were as follows:

(i) The election of James H. DeVries and Lawrence C. McQuade to serve as directors.

(ii) The approval of Coopers & Lybrand, L.L.P. as independent auditors for the Company.

Messrs. DeVries and McQuade were elected and all other matters were approved as follows:


                                                  VOTES
                                  For       Against    Abstain    No Vote
                               ---------    -------    -------   ---------
Election of Directors
   James H. DeVries            6,677,518   114,019
   Lawrence C. McQuade         6,749,276    42,261

Approval of Coopers and        6,753,254    11,277      27,056
 Lybrand, L.L.P.


Item 5.  Other Information
- - - - --------------------------

None.


Item 6.  Exhibits and Report on Form 8-K
- - - - ----------------------------------------

(a)  Exhibits

     10(a) Fifth Amendment to Loan Agreement dated as of December 1, 1994 by and among the Company, Energy Absorption Systems, Inc., Disc Manufacturing, Inc., Stenograph Corporation, Legal Technologies, Inc., Discovery Products, Inc., Spin-Cast Plastics, Inc., Court Technologies, Inc., Composite Components, Inc., Integrated Information Services, Inc., Litigation Sciences, Inc., Safe-Hit Corporation and The Northern Trust Company in its own right and as agent for NBD Bank and LaSalle National Bank, filed herewith. (Doc 2, pp 1-9)

     10(b) Fifth Amendment to Letter Agreement dated as of August 1, 1994 to Letter Agreement by and between Stenograph Corporation and Sanwa Business Credit Corporation ("Sanwa"); Rider to Letter Agreement dated October 28, 1994 by and between Stenograph and Sanwa, all filed herewith. (Doc 3, pp 1-6)

     11.  Statement regarding computation of earnings per share.

     27.  Financial data schedules.

(b) On January 17, 1995, the Company filed a report on Form 8-K dated January 10, 1995 reporting in Item 5 "Other Events" a California Court of Appeals decision in a case entitled CONVERGENT BUSINESS SYSTEMS v. CHAVEZ ET AL., Superior Court of California for Alameda County, No. H14783-5. No financial statements were filed. See Item 1 of this Form 10-Q for additional information relating to this litigation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIXOTE CORPORATION



DATE:     February 8, 1995              /s/Myron R. Shain
     ---------------------------        ---------------------------------
                                        MYRON R. SHAIN
                                        EXECUTIVE VICE PRESIDENT - FINANCE
                                        (Chief Financial & Accounting Officer)