Form 10-Q
period 1995-03-31
QUIXOTE CORP
filed 1995-05-11
CIK 32870

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,817,366 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 1995.

                                           PART I

                                   FINANCIAL INFORMATION

                            QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Statements of Operations
                                        (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             March 31,                           March 31,
                                                        -------------------------        ----------------------------
                                                           1995          1994                1995           1994
                                                           ----          ----                ----           ----


Net sales                                               $45,559,000   $43,906,000       $138,668,000   $126,829,000
Cost of sales                                            30,229,000    27,477,000         91,871,000     76,953,000
                                                        -----------   -----------       ------------   ------------
  Gross profit                                           15,330,000    16,429,000         46,797,000     49,876,000


Selling and administrative
 expenses                                                10,382,000    11,390,000         33,451,000     32,593,000
Research and development
 expenses                                                   754,000       911,000          2,452,000      2,540,000
                                                         -----------   -----------      ------------   ------------
                                                         11,136,000    12,301,000         35,903,000     35,133,000

Operating profit                                          4,194,000     4,128,000         10,894,000     14,743,000

Other income (expenses):
  Interest income                                            64,000        46,000            169,000        149,000
  Interest expense                                       (1,327,000)     (751,000)        (3,124,000)    (2,282,000)
  Other                                                    (175,000)      104,000           (401,000)       359,000
                                                        -----------   -----------       ------------   ------------
                                                         (1,438,000)     (601,000)        (3,356,000)    (1,774,000)

Earnings before income taxes                              2,756,000     3,527,000          7,538,000     12,969,000
Provision for income taxes                                1,047,000     1,151,000          2,864,000      4,928,000
                                                        -----------   -----------       ------------   ------------

Net earnings                                            $ 1,709,000   $ 2,376,000       $  4,674,000   $  8,041,000
                                                        ===========   ===========       ============   ============


Net earnings per common and common
 equivalent share outstanding:

 Primary                                                       $.21          $.29               $.57          $1.00
                                                               ====          ====               ====          =====

 Fully diluted                                                 $.21          $.29               $.59           $.96
                                                               ====          ====               ====           ====

Cash dividend declared per
 common share                                                                                   $.11           $.10
                                                                                                ====           ====

See Notes to Consolidated Condensed Financial Statements

                            QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Condensed Balance Sheets



                                                   March 31,          June 30,
Assets                                               1995               1994
- -------------------------------------------------------------------------------
                                                  (Unaudited)

Current assets:
  Cash & cash equivalents                       $  1,707,000       $  1,021,000
  Accounts receivable, net of allowances
   for doubtful accounts of $3,002,000 at
   March 31 and $2,765,000 at June 30             33,386,000         33,771,000


Inventories:
  Raw materials                                    5,786,000          4,117,000
  Work in process                                  1,167,000          1,939,000
  Finished goods                                   1,719,000          2,163,000
                                                ------------       ------------
                                                   8,672,000          8,219,000

Other current assets                               3,720,000          3,314,000
                                                ------------       ------------
            Total current assets                  47,485,000         46,325,000
                                                ------------       ------------


Property, plant and equipment, at cost           129,926,000        102,451,000
  less accumulated depreciation                  (50,568,000)       (41,505,000)
                                                ------------       ------------
                                                  79,358,000         60,946,000


Other assets                                      18,650,000         15,518,000
                                                ------------       ------------

                                                $145,493,000       $122,789,000
                                                ============       ============



See Notes to Consolidated Condensed Financial Statements.

                           QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets



                                               March 31,         June 30,
Liabilities and Shareholders' Equity              1995             1994
- -----------------------------------------------------------------------------
                                               (Unaudited)

Current liabilities:
  Accounts payable                               9,349,000         9,564,000
  Accrued expenses                              18,064,000        15,453,000
  Income taxes payable                                             1,535,000
                                              ------------       ------------
      Total current liabilities                 27,413,000        26,552,000
                                               ------------      ------------

Long-term debt, net of current portion          56,850,000        38,975,000

Deferred income taxes                            3,193,000         3,193,000

Shareholders' equity:
  Common stock                                     142,000           142,000
  Capital in excess of par value of stock       28,805,000        28,551,000
  Retained earnings                             34,563,000        30,749,000
  Treasury stock, at cost                       (5,473,000)       (5,373,000)
                                               ------------      ------------
                                                58,037,000        54,069,000
                                               ------------      ------------


                                              $145,493,000      $122,789,000
                                              ============      ============




See Notes to Consolidated Condensed Financial Statements.

                             QUIXOTE CORPORATION AND SUBSIDIARIES
                        Consolidated Condensed Statements of Cash Flows
                                          (Unaudited)


                                                                            Nine Months Ended March 31,
                                                                           ---------------------------
                                                                                1995          1994
                                                                           -----------   -------------
Increase (decrease) in cash and cash equivalents:
Operating activities:
  Net earnings                                                              $ 4,674,000   $ 8,041,000
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation                                                             9,146,000     7,628,000
     Amortization                                                             1,566,000     1,787,000
     Provisions for losses on accounts receivable                               237,000       (14,000)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                               148,000    (2,158,000)
       (Increase) decrease in inventories and other current
        assets                                                                 (859,000)      300,000
       Increase in accounts payable and accrued expenses                      3,250,000     1,901,000
       Decrease in income taxes payable                                      (1,535,000)   (1,796,000)
                                                                             ------------  -----------
  Net cash provided by operating activities                                  16,627,000    15,689,000

Investing activities:
  Purchase of property, plant and equipment                                 (27,558,000)   (6,779,000)
  Funds deposited with Industrial Development Board trustee                  (4,105,000)
  Capitalized and purchased systems, design and software
   costs                                                                       (540,000)     (773,000)
  Net assets of businesses acquired                                                        (8,075,000)
  Other                                                                         (53,000)     (182,000)
                                                                            ------------  ------------
  Net cash used in investing activities                                     (32,256,000)  (15,809,000)

Financing activities:
  Borrowings under revolving credit agreement                                17,875,000     4,975,000
  Payment of semi-annual cash dividend                                       (1,714,000)   (1,526,000)
  Proceeds from exercise of stock options                                       254,000       414,000
  Repurchase of company stock for treasury                                     (100,000)
  Principal payments on long-term debt                                                     (1,349,000)
                                                                             -----------   -----------
  Net cash provided by financing activities                                  16,315,000     2,514,000

Increase in cash and cash equivalents                                           686,000     2,394,000

Cash and cash equivalents at beginning of period                              1,021,000     4,058,000
                                                                             -----------   -----------

Cash and cash equivalents at end of period                                  $ 1,707,000   $ 6,452,000
                                                                            ===========   ===========

Note:  During the nine months ended March 31, 1995, the Company made cash payments of $4,526,000 for income taxes and paid
$2,144,000 for interest.  During the same period last year the Company made cash payments of $6,779,000 for income taxes and paid
$2,013,000 for interest.

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

3. Also in January, 1995, Disc Manufacturing, Inc. (DMI), a wholly-owned subsidiary of the Company, was sued by DiscoVision Associates alleging patent infringement. The complaint seeks injunctive relief and unspecified damages, including punitive damages against DMI. The Company believes that under the circumstances of this case that DiscoVision should not be entitled to injunctive relief. In the unlikely event that injunctive relief were to be granted against DMI, it could have a material adverse effect on the Company's operations.

     In a related matter, DMI filed a complaint against Pioneer Electronics Corp., DiscoVision Associates, and other related parties alleging violations of the antitrust laws and acts of unfair competition based on unlawful activities and anticompetitive tactics involving patents related to optical disc technology. DMI's complaint seeks damages, including punitive damages and injunctive relief.

4. Subsequent Event: On April 3, 1995, the Company acquired a 40% interest in Quantic Industries, Inc. for $6,700,000. Quantic is a manufacturer of electronic and pyrotechnic devices with annual revenues of approximately $20 million. This investment will be accounted for under the equity method of accounting. The purchase price in excess of the Company's pro rata share of the net assets of Quantic Industries was approximately $4 million.

     In connection therewith, the Company also entered into an agreement with the remaining stockholders of Quantic Industries which grants two of those stockholders a right, on or before January 6, 1996, to require Quixote Corporation to purchase all of their individual shares (52.5% of the common stock) in Quantic Industries for $8.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

The Company's sales in the first nine months of fiscal 1995 increased 9% to $138,668,000 from $126,829,000 in the same period last year due to revenue growth at each of the Company's business segments. Sales at Energy Absorption in the current nine month period increased 10% to $32,998,000 from $30,041,000 in the same period last year due principally to the December 1993 acquisition of Safe-Hit Corporation, a manufacturer of flexible guide posts which contributed sales of $3,955,000 compared to sales of $1,407,00 last year. Legal Technologies, Inc. (LTI) sales for the nine months increased 9% to $38,192,000 from $35,090,000 in the same period last year. This was due principally to the December 1993 acquisition of Litigation Sciences, Inc., a full service litigation consulting firm. LSI contributed $7,351,000 in sales during the current nine month period compared to $2,060,000 in sales for the comparable period. Integrated Information Services, Inc., a document imaging company that assists businesses in the electronic storage and retrieval of information, also contributed to the increase in sales at LTI. Offsetting these sales increases at LTI was a 9% sales decrease at Stenograph Corporation due to a decline in unit sales of its software and hardware products. Disc Manufacturing, Inc.
(DMI) sales in the current nine month period increased 9% to $67,478,00 from $61,698,00 in the same period last year due to increased unit sales of its CD-ROM products. CD-ROM unit sales increased 57% in the current nine month period from the same period last year. Audio CD unit sales in the current nine month period increased 9% from the same period last year. These increases in unit volumes were offset somewhat by declines in the average unit selling prices of these products, particularly CD-ROM products, resulting in CD-ROM sales dollars increasing 24% from last year and CD audio sales dollars consistent with the same period last year.

The gross profit margin in the current nine month period decreased to 33.7% from 39.3% in the same period last year due to margin reductions at each of the Company's business segments. DMI's gross profit margin decreased as a result of a decrease in the average unit selling price of its products offset somewhat by volume efficiencies. LTI's gross profit margin decreased due to lower gross profit margins at Integrated Information Services. Energy Absorption's gross profit decreased as a result of lower gross profit margins at Safe-Hit Corporation than Energy Absorption's historical gross profit margins and also due to a change in product mix.

Selling and administrative expenses in the current nine month period increased 3% to $33,451,000 from $32,593,000 in the same period last year attributable principally to DMI and Energy Absorption. DMI's selling and administrative expenses increased principally due to increases in CD-ROM selling and marketing expenses. Energy Absorption's selling and administrative expenses increased due to the inclusion of selling and administrative expenses at Safe-Hit Corporation, offset somewhat by a reduction in marketing expenses. Legal Technologies' selling and administrative expenses decreased slightly due to a reduction in personnel at Stenograph offset partially by an increase in legal expenses.

Research and development expenses in the current nine month period decreased 3% to $2,452,000 from $2,540,000 in the same period last year. This was due to decreased R&D at Energy Absorption as a result of reduced expenditures on its sewer rehabilitation technology. Offsetting the overall decline somewhat was an increase in research and development expenditures at Legal Technologies related to the development of legal software.

Interest income in the current nine month period was $169,000 compared to $149,000 in the same period last year. Interest expense increased 37% in the current nine month period to $3,124,000 from $2,282,000 in the same period last year. This was due to both an increase in interest rates as well as an increase in debt. Other expenses in the current nine month period increased to $401,000 compared to income of $359,000 in the same period last year as a result of a gain on the sale of a stock investment that occurred last year.


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER


The Company's sales in the current quarter increased 4% to $45,559,000 from $43,906,000 in the same quarter last year due to revenue growth at each of the Company's business segments. Legal Technologies, Inc.'s sales for the current quarter increased 6% to $13,166,000 from $12,450,000 in the same quarter last year. This was due principally to a 31% increase in revenues at Litigation Sciences. Also contributing to the increase in sales was Stenograph Corporation's 3% increase in sales in the current quarter. Offsetting these sales increases was a sales decrease at Integrated Information Services, Inc. of 5%. DMI's sales in the current quarter increased 3% to $21,605,000 from $20,950,000 in the same quarter last year due to increased unit sales of CD-ROM products. CD-ROM unit sales increased 32% in the current quarter from the same period last year. Audio CD unit sales increased 2% in the current quarter from the same period last year. These increases in unit volumes were offset by declines in the average unit selling price of these products, resulting in CD-ROM sales dollars increasing 13% and CD audio sales dollars decreasing 4% from the same period last year. Sales at Energy Absorption in the current quarter increased 3% to $10,788,000 from $10,506,000 in the same quarter last year.

The gross profit margin in the current quarter decreased to 33.6% from 37.4% in the same quarter last year principally due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the average unit selling price of its products, principally CD-ROM products, offset somewhat by volume efficiencies. Energy Absorption's gross profit margin decreased due to a change in product mix and the temporary outsourcing of component parts until the completion of its plant expansion. LTI's gross profit margin increased due to improved gross profit margins at Litigation Sciences due to reductions in fixed costs and its increase in sales. In addition, the gross profit margin at LTI also increased as a result of an increase in gross profit margin at Stenograph Corporation due to a favorable change in product mix. Somewhat offsetting these gross profit margin increases was a decrease in gross profit margin at Integrated Information Services due to increased competition.

Selling and administrative expenses in the current quarter decreased 9% to $10,382,000 from $11,390,000 in the same period last year attributable principally to LTI and Energy Absorption. Legal Technologies' selling and administrative expenses decreased as a result of reduced expenditures at Discovery Products, Court Technologies, and Stenograph subsidiaries. Energy Absorption's selling and administrative expenses decreased due to a decrease in marketing salaries and expenses. Offsetting these decreases in selling and administrative expenses was an increase in these expenses at DMI, principally due to increases in CD-ROM selling and marketing expenses.

Research and development expenses in the current quarter decreased 17% to $754,000 from $911,000 in the same quarter last year. This was due to decreased R&D at Legal Technologies related to the reduction in software development expenditures at its Discovery Products subsidiary. Energy Absorption also had a reduction in research and development in the current quarter as a result of reduced expenditures on its sewer rehabilitation technology and other projects.

Interest income in the current quarter was $64,000 compared to $46,000 in the same quarter last year. Interest expense increased 77% in the current quarter to $1,327,000 from $751,000 in the same quarter last year. This was due to both an increase in interest rates and an increase in debt. Other expenses in the current quarter increased to $175,000 compared to income of $104,000 in the same quarter last year as a result of a gain on the sale of a stock investment that occurred in last year's quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company has cash of $1,707,000 and additional funds of $23,125,000 available under its revolving credit facility at March 31, 1995. Operating activities were a source of cash for the Company during the current nine month period providing $16,627,000.

Cash of $32,256,000 was used during the current nine month period for investing activities. The Company's primary investing activity was the purchase of plant and equipment, mostly at DMI as part of its expansion program to double capacity to 200 million discs annually. Among other purchases, DMI purchased a 218,000 square foot building in Anaheim, California as a replacement for its existing facility located nearby. The Company also invested cash of $4,105,000 with an industrial development board for use in the expansion of Energy Absorption's primary manufacturing facility in Alabama.

Financing activities provided cash of $16,315,000 principally from borrowings under the Company's revolving credit facility of $17,875,000 increasing the note to $36,875,000 at March 31, 1995.

The Company anticipates approximately $12,000,000 in additional capital expenditures will be made during fiscal 1995 related principally to the DMI expansion as described above. In addition, the Company may consider acquiring additional businesses that complement its existing operating segments. Also, each of the Company's operating segments will require additional investments in working capital to maintain growth. The Company may also be required to purchase an additional 52.5% of Quantic Industries for $8.7 million as disclosed in Note 4 to the Company's Consolidated Condensed Financial Statements. These expenditures will be financed either through cash generated from operations or from borrowings on the Company's revolving credit note. The Company believes its cash generated from operations and funds available under its existing credit facility or increases in its credit facility are sufficient for all planned operating and capital requirements.

                                         PART II

                                    OTHER INFORMATION


ITEM I.  LEGAL PROCEEDINGS

A. REPETITIVE STRESS INJURY LITIGATION. During the Company's third quarter, one additional repetitive stress injury case was filed against Stenograph and the Company, bringing to twenty-five the total number of such cases filed to date. See the Company's Form 10-K Report for the fiscal year ended June 30, 1994, Item 3, for additional information.

2. SHERRELL SEARS v. ENERGY ABSORPTION SYSTEMS. In March, 1995, the workmen's compensation claims against Energy Absorption Systems, Inc. were settled for a nominal amount in the action entitled SHERRELL AND ROY SEARS v. ENERGY ABSORPTION SYSTEMS, INC., QUIXOTE CORPORATION, GERALD HAND, KEN WIMMER, UPJOHN COMPANY, IPI ISOFOAM SYSTEMS AND RELIANCE INSURANCE COMPANY ET AL., Circuit Court of St. Clair County, Alabama, NO:CV-94128. A hearing to consider motions to dismiss the claims against the individual defendants is scheduled for May 1995. A trial on the claims pending against the remaining defendants, including Quixote, is scheduled for August, 1995. See the Company's Form 10-K Report for the fiscal year ended June 30, 1994, Item 3, for additional information.

3. ASHBY v. DISC MANUFACTURING, INC. In January, 1995, Disc Manufacturing, Inc. and one former and two current employees were sued in an action brought under the Civil Rights Act of 1964, as amended, by three female employees at DMI's Huntsville plant. The complaint seeks injunctive relief and compensatory and punitive damages for alleged sex discrimination, sexual harassment, retaliation and tort claims. The complaint also alleges DMI's failure to pay equal wages to females and seeks to certify a class on behalf of all similarly situated women. A motion to dismiss the claims against the individual defendants has been granted. Discovery is proceeding.

4. THOMSON S.A. v. TIME WARNER ET AL. The Denon and Time Warner defendants have entered into consent judgments with the plaintiff in the action entitled THOMSON S.A. v. TIME WARNER INC. ET AL., U.S. District Court for the District of Delaware, No. 94-83. Discovery is proceeding. See the Company's Form 10-K Report for the fiscal year ended June 30, 1994, Item 3, for additional information.

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits   10(a) Sixth Amendment to Loan Agreement between Quixote
Corporation, Energy Absorption Systems, Inc., Disc Manufacturing, Inc., Legal Technologies, Inc., Stenograph Corporation, Discovery Products, Inc., Spin-Cast Plastics, Inc., Court Technologies, Inc., Composite Components, Inc., Integrated Information Services, Inc., Litigation Sciences, Inc., Safe-Hit Corporation and The Northern Trust Company in its own right and as agent for NBD Bank and LaSalle National Bank, filed herewith.

     10(b) Agreement between Quantic Industries, Inc., Quantic Holdings, L.L.C., James S. Fetherston, Charles G. Davis, Jr., individually and as trustee, Robert M. Valenti, William David Fahey, Craig Bambrough, Myles H. Kitchen, Kenneth E. Willis, Robert P. Coler and Energy Absorption Systems, Inc.

     10(c) Purchase Agreement between Charterhouse Equity Partners, L.P., Northern & Midland Nominees Limited, George Sbordone and Energy Absorption Systems, Inc., filed herewith.

     10(d) Surviving Stockholders Agreement between Quantic Industries, Inc., James S. Fetherston, Charles G. Davis, Jr., individually and as trustee, Robert M. Valenti, William David Fahey, Craig Bambrough, Myles H. Kitchen, Kenneth E. Willis, Robert P. Coler and Energy Absorption Systems, Inc., filed herewith.

     11.  Statement regarding Computation of Earnings Per Share.


(b) On January 18, 1995, the Company filed a report on Form 8-K dated January 18, 1995, reporting under "Item 5-Other Events", a California Court of Appeals decision requiring Quixote to pay a judgment of approximately $918,000, plus interest, in a case identified as CONVERGENT BUSINESS SYSTEMS v. LINDA CHAVEZ, ET AL., Superior Court of California for Alameda County, No. H14783-5.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                    QUIXOTE CORPORATION



DATE:     May 10,1995               /s/Myron R. Shain
     ------------------------       -----------------------------------------
                                    MYRON R. SHAIN
                                    EXECUTIVE VICE PRESIDENT - FINANCE
                                    (Chief Financial & Accounting Officer)