Form 10-K
period 1995-06-30
QUIXOTE CORP
filed 1995-09-27
CIK 32870

                                    FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

               For the fiscal year ended                 June 30, 1995
                                                 ----------------------------
                                        OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                         ------------------     -------------------

                      Commission file number           0-7903
                                             --------------------------
                                Quixote Corporation
                    -------------------------------------------
               (Exact name of registrant as specified in its charter)

       DELAWARE                                     36-2675371
- ---------------------------                    -------------------
State or other jurisdiction                    (I.R.S. Employer
incorporation or organization                  Identification No.)

ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS              60601
- ------------------------------------------       ---------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:     (312) 467-6755
                                                     ------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock     ($.01-2/3 Par Value)
                   -----------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X            No
                                                  -------             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                            $ 94,369,210 as of August 31, 1995
                     ------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 As of August 31, 1995 there were 7,862,495 shares of common stock outstanding.
 ------------------------------------------------------------------------------

                            DOCUMENTS INCORPORATED BY REFERENCE


The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held November 16, 1995, is incorporated by reference in Part III to the extent described therein.

                                    TABLE OF CONTENTS


PART I
                                                                         PAGE
                                                                          ----
  Item  1.  Business...................................................... 4-16

  Item  2.  Properties.................................................... 17-18

  Item  3.  Legal Proceedings............................................. 19-23

  Item  4.  Submission of Matters to a Vote of Security Holders...........    23

PART II

  Item  5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................    24

  Item  6.  Selected Financial Data.......................................    25

  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 25-28

  Item  8.  Financial Statements and Supplementary Data................... 29-44

  Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    44

PART III

  Item 10.  Directors and Executive Officers of the Registrant............    45

  Item 11.  Executive Compensation........................................    45

  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management..............................................    45

  Item 13.  Certain Relationships and Related Transactions................    46

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................    47

SIGNATURES................................................................    53

                                         PART I

                                      THE COMPANY

Quixote Corporation was originally incorporated under the laws of the State of Delaware in 1969 as Energy Absorption Systems, Inc. In June, 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. Unless otherwise indicated herein, the terms "Quixote" and the "Company" refer to Quixote Corporation and its subsidiaries.



Item 1.  Business
- -----------------

Quixote Corporation is a diversified technology company which develops, manufactures and markets specialized products through three principal subsidiaries. Energy Absorption Systems, Inc. develops, manufactures and markets energy-absorbing highway crash cushions and related highway safety products for the protection of motorists and highway workers. Legal Technologies, Inc., created in July 1993 to hold the Company's investments in Stenograph Corporation and its subsidiaries, is a designer and supplier of hardware and software for the legal, judicial and court reporting markets. Disc Manufacturing, Inc. manufactures music compact discs (CD's) and CD-ROM discs.

As of June 30, 1995, Quixote Corporation and its subsidiaries employed 1,599 people.

HIGHWAY SAFETY DEVICES
- ----------------------


Description of Business
- -----------------------

The patented highway crash cushions manufactured by Energy Absorption Systems, Inc. were first conceived and developed in 1969 in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since that time, various types of Energy's highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program; crash cushions have saved over 21,000 lives since 1969.

Energy develops, manufactures and markets a line of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects, a line of crash-worthy guardrail end treatments, a line of energy absorbing products for use in construction zones, and a line of crash-worthy longitudinal barriers.
The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles.

The Hi-Dro(R) system consists of a specialized grouping of reusable water-filled vinyl tubes with orifices in the tube tops. In a collision, the system is compressed, the water is ejected from the tubes in a controlled manner and the force of the impact is absorbed and dissipated. The unit can be used again by repositioning the unit and refilling the tubes. The Hi-Dro Cushion system is favored for wide hazards at sites where a high frequency of impacts and low maintenance costs after an impact is a major consideration.

The Hex-Foam(R) Sandwich system utilizes replaceable cartridges containing dry energy absorbing materials. The unit compresses when struck by a vehicle and the force of impact is dissipated by the crushing of the energy absorbing materials. The unit can be used again by repositioning the unit and replacing the spent cartridges. The Hex-Foam Sandwich system is favored for wide hazards where quick maintenance after an impact is a major consideration.

The Guardrail Energy Absorbing Terminal (G-R-E-A-T)(R) system consists of cartridges containing dry energy absorbing materials surrounded by a framework of triple corrugated steel guardrail panels. When hit head on, the cartridges crush to absorb the force of impact while the guardrail panels telescope inwards. The guardrail panels are generally reusable, but after impact some or all of the cartridges must be replaced. This system is suited for sites having a relatively low frequency of impact or insufficient space available for a Hi-Dro Cushion system or a Hex-Foam Sandwich system. The G-R-E-A-T CZ (construction zone) system is a portable crash cushion system designed to shield construction zone barriers and to be moved and reused when construction is completed.

The Energite(R) crash cushion system is an inertial barrier system consisting of a grouping of sand-filled plastic modules. When struck by a vehicle, the system dissipates the force of impact as the modules break up and the sand is thrown free. Although this crash cushion system has the lowest initial cost of all the crash cushion systems, it has the highest repair cost since the entire system may be destroyed during an impact.

The BRAKEMASTER(R) System offers a cost-effective alternative for shielding narrow hazards in low frequency impact areas. The BRAKEMASTER System consists of a framework of W-beam steel guardrail panels and diaphragms which move rearward when hit head-on. A patented braking mechanism provides frictional resistance, which brings an impacting vehicle to a controlled stop. When hit from the side, the overlapping W-beam panels and tensioned guidance cable assist in safely redirecting vehicles.

The LMA(TM) (Low Maintenance Attenuator) System provides protection for narrow hazards in high-frequency impact areas. The LMA System consists of specially formulated elastomeric cylinders surrounded by a framework of triple-corrugated steel guardrail panels. When hit head-on, the elastomeric cylinders compress and the overlapping thrie-beam panels telescope rearward, absorbing the kinetic energy of the impact. The reusable components make the LMA System the ideal crash cushion for narrow hazards in high-frequency impact areas.

Energy has also developed and markets safety end terminals called the TREND(TM) and the Sentre(TM) that have been designed to reduce the spearing or ramping which often occurs when lightweight vehicles impact the end of many existing guardrails. The TREND provides a level of crash protection equal to that of the Sentre, but in areas unsuited for the installation of the Sentre.

The TMA (Truck Mounted Attenuator) system is a crash cushion designed for mounting on the back of slow moving or parked highway maintenance vehicles to protect against damage and injury resulting from rear end collisions. The system also shields personnel working in front of the construction vehicles. In 1993, Energy introduced the first TMA with capacity to safely decelerate a pickup truck impacting a crash cushion at 60 m.p.h. The system has a unique patented secondary absorbing system that when added to Energy's three stage cartridge provides its high capacity.

In 1989, Energy acquired the world-wide patents and licensing agreements covering the movable traffic barrier system of Quick-Steel Engineering Pty. Ltd. of Botany, Australia. The patents and agreements cover a movable traffic barrier system used in construction zones to protect workers and in reversible lanes to increase the flow of high-density traffic. The system is currently marketed by two licensees; one covering the U.S. and Canada; the other covering Europe. Energy assists the licensees in the promotion and sale of the movable barrier system in other parts of the world. Energy receives an 8% royalty on the sales of such products by its licensees.

Energy has also developed and markets the Triton Barrier(TM), a plastic water filled traffic barrier that can be easily moved into construction zones to protect workers. This barrier is the first of its type to meet the new FHWA specifications NCHRP 350, and was approved by FHWA as eligible for federal-aid funding.

In 1993, Energy introduced the BarrierGate(TM), a patented, automatic, sliding gate for insertion in highway median barriers, permitting U-turns only by authorized vehicles. The unit meets all NCHRP 350 performance specifications and was approved by FHWA for use on federal-aid road projects. This product provides toll roads and states additional options to improve the safety of roads divided with concrete median barriers but have breaks for emergency vehicles.

Energy generally does not perform site preparation or installation for any of its products. Such services must be obtained from others.

Spin-Cast Plastics, Inc., a wholly-owned subsidiary of Energy Absorption Systems, manufacturers rotational molded plastic products including the Energite(R) system, plastic components used in Energy's other product lines, as well as custom designed plastic components for industrial products.

In July 1992, Energy purchased the stock of Composite Components, Inc. CCI is a development-stage company organized to develop an Electro-Cured(TM) system for the repair and rehabilitation of underground sewer pipes. The CCI system uses existing manholes to pull a resin-soaked liner through the sewer pipe, and inflate the liner to the pipes full inner diameter with air pressure. An electrical circuit connected to the liner cures the liner into a strong, durable, corrosion-resistant pipe within a pipe. CCI continues to conduct research and development on the process.

In December of 1993, Energy purchased the stock of the Safe-Hit Corporation. Safe-Hit manufactures and markets a line of flexible sign and guide post systems and a glare screen system. The guide posts, extruded from polypropylene, are used to delineate a travel way, channelize vehicles or mark the location of an object. The post features an in-ground anchor system that permits rapid and inexpensive replacement techniques. The glare screen system, also made from polypropylene, is installed on top of median barriers to eliminate the distraction of lights from an oncoming vehicle on roads where the inside lanes are adjacent to the median barrier. Both products are covered by patents.


Competition and Marketing
- -------------------------

Energy's products have been sold in all 50 U.S. states. Six regional managers supervise Energy's domestic distributors and make direct sales in areas not covered by distributors. Although the Federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of Energy's products. Energy sells its products principally to its distributors and contractors with less than 5% sold directly to state and local government agencies.

Many international governments are now beginning to recognize the need for crash cushions as a method to reduce traffic fatalities. Energy's products have been sold in 34 foreign countries. Energy's two international consultants and 38 foreign agents make sales to municipal and national governments and contractors who are responding to bids from the respective governments.

Although Energy does experience some competition in specific product lines, particularly in the Energite, G-R-E-A-T and TMA lines, no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards.

Safe-Hit products are sold by regional managers who supervise a large number of distributors and make sales calls on certain state department of transportation offices and contracting firms. A number of other companies manufacturer flexible guide posts.


Government Policies
- -------------------

The market for crash cushions is directly affected by Federal, state and local governmental policies. A substantial portion of Energy's sales is ultimately financed by funds provided to the states by the Federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with Federal assistance. The Intermodal Surface Transportation Efficiency Act of 1991, signed into law on December 18, 1991, provides authorization for highways and highway safety.
Total funding of approximately $150 billion could be available over a six year period. Once the funds are distributed to the states, each state must set aside 10 percent for safety construction activities such as hazard elimination. In order for highway devices to be eligible for Federal funding, such devices must be approved by the Federal Highway Administration. All stationary crash cushion systems that Energy currently markets have been so approved, and Energy is obligated to seek such approval for improvements or upgrades to those systems and for any new systems.

Energy develops new products by working with Federal and state highway officials to determine highway traffic safety needs, and then designs products to satisfy those needs. Energy is also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products within the impact technology area, Energy is seeking to develop or to acquire new products which can be sold through its existing distribution networks to its existing customers.

Backlog
- -------

As of June 30, 1995, 1994, and 1993, Energy had a backlog of unfilled orders for highway safety devices of $10,200,000, $8,057,000 and $5,626,000 respectively. The Company can usually fill an order within 6 to 8 weeks of receipt.


Research and Development; Patents
- ---------------------------------

Energy conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $1,545,000, $1,972,000 and $1,864,000 in the years 1995, 1994, and 1993, respectively.

Energy owns a number of U.S. and foreign patents covering its major highway safety products. It actively seeks patent and trademark protection for new developments.


Raw Materials
- -------------

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, and plywood components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. Energy believes that adequate supplies of these materials will continue to be available.


Major Customers
- ---------------

No single customer represents a significant portion of Energy Absorption's highway safety business.


Other
- -----

In April 1995 Energy Absorption acquired a 40% interest in Quantic Industries, Inc. for $6.7 million. Quantic is a manufacturer of electronic and pyrotechnic devices for the aerospace and defense industries and has also developed a low-cost proprietary initiator for automobile airbag systems.

LEGAL TECHNOLOGIES
- ------------------


Description of Business
- -----------------------

Legal Technologies, Inc. was formed in July, 1993, to serve as the umbrella for several related legal companies: Stenograph Corporation, Discovery Products, Inc. (formerly Stenograph Legal Services, Inc.), Litigation Sciences, Inc., Integrated Information Services, Inc. and Court Technologies, Inc. These companies within Legal Technologies each specialize in particular areas of the legal market and work together to develop and market technologically advanced products and services for the legal market.


Stenograph Corporation
- ----------------------

Stenograph Corporation was the pioneer in the development of the shorthand machine. It is now the leading manufacturer of manual, electric and electronic shorthand machines. These shorthand machines are used primarily by court reporters and students studying to be court reporters. During the fifty years of Stenograph's business, machine shorthand has been widely accepted in the United States as the most accurate and efficient method for the verbatim reporting of court proceedings, depositions, hearings and meetings.

The Stenograph family of shorthand machines are used by most of the court reporters in the United States. The machines use a unique keyboard which enables the reporter to "type" a machine shorthand phonetic code at speeds in excess of 225 words per minutes, approximately as fast as a person talks.

Stenograph has automated the process by which the notes produced by a shorthand machine operator are transcribed into a final transcript. This innovation, known as computer-aided transcription or "CAT", has greatly increased the productivity of the court reporter and the speed within which a final transcript can be produced and delivered.

Until the development of CAT systems, the standard practice had been for the machine shorthand reporter to translate the shorthand symbols imprinted on the manual shorthand machine's paper tape and to dictate this text into a tape recorder. A rough transcript was then prepared by a typist listening to the recording of the dictation. This rough transcript was next edited by the reporter and a final transcript was then prepared by the typist. Using this method, substantially more time was spent by the court reporter in dictating his or her notes and in editing the draft transcript than was spent in taking the shorthand notes.

The principal components of a CAT system are an electronic shorthand machine, CAT software, computer and a printer. The primary input to a CAT system is an electronic shorthand machine, such as the Stentura(R) by Stenograph which can operate in two modes. The Stentura 8000 has the ability to translate the steno into text as it is written. The translated text may then enter the computer directly or on a 3-1/2 inch floppy disk. The Stentura 6000 performs all the functions of the 8000 but does not translate. The computer, after translation, displays the text on a screen where the necessary editing is done by the reporter. After editing, the final transcript is automatically produced on a letter-quality printer at speeds of up to 1,000 pages per hour.

Stenograph introduced a new CAT software product called Premier Power(R) in 1993. It is a translation and advanced editing software system designed to replace Stenograph's three prior CAT software systems, Cimarron, OZ PC and OmniCat(R), as well as to introduced numerous advanced functions.

Stenograph's education and supplies division markets diskettes, cassettes, paper, tripods, video supplies, carrying cases, printer supplies, ink, ribbons and other supplies for shorthand machines and computer-aided transcription systems. Textbooks on machine shorthand, cassettes and other teaching materials are sold by Stenograph to schools which train users of shorthand machines and systems. Stenograph also sells the Stentura series of writers to court reporters for use with CAT systems manufactured by competitors.

Competition and Marketing
- -------------------------

Free-lance and official court reporters are the primary market for CAT systems and electronic shorthand machines. Stenograph also sells manual shorthand machines, supplies, textbooks and other teaching materials on machine shorthand to over 500 dealers and schools. CAT systems and electronic shorthand machines are sold by both a direct and indirect sales force. Stenograph also sells electronic shorthand machines to its competitors for use with their CAT systems. Stenograph offers a complete turnkey system that includes the CAT software, computer, printer and electronic shorthand machine. Stenograph continually evaluates current hardware technology, and offers hardware that provides the highest quality with the best service at affordable prices. Stenograph offers 24 hour-7 days a week software support along with training, electronic bulletin board, customer installations, and advanced seminars. The shorthand machine warranty is maintained by Stenograph. Other hardware sold is serviced under the manufacturer's warranty.

Stenograph believes that there are some 36,000 court reporters in the United States. The vast majority of these court reporters learned their machine shorthand on a machine manufactured by Stenograph and currently own one or more manual or electronic Stenograph shorthand machines. Stenograph estimates that some 10,000 people enroll as new students in court reporting schools each year and that approximately 1,500 people enter the court reporting profession as certified court reporters each year.

Stenograph has no significant competition in the manual shorthand machine market. In the electronic shorthand machine market Stenograph has several competitors in the U.S. and a number of additional competitors in the international markets. In the CAT software market, a number of companies sell computer-aided transcription systems.

Stenograph believes that revenues from domestic CAT system sales industry-wide have remained relatively flat over the last several years and moreover does not expect revenues in the industry to increase significantly. The market for these products will increasingly depend on new reporters entering the court reporting profession and the replacement market. In its sale to courts and court reporters, Stenograph also faces competition from video taping and audio taping systems which are being used to provide the permanent record of court proceedings and depositions. These systems are marketed as being a lower cost method than the CAT systems. Competition and market saturation has had a limiting effect on gross profit margins. Stenograph believes it can continue to successfully compete in the CAT market by providing a high level of service to the market through continual development of software enhancements and system support.

Stenograph also markets its products in foreign countries, particularly England and Australia, through distributors and Stenograph's own sales force. Stenograph has developed and is introducing shorthand theories in French, German, Spanish and Russian in an effort to expand foreign sales.

Discovery Products, Inc.
- ------------------------

Discovery Products, Inc. was founded in 1990 to develop, market and sell software and other technology based products to the legal market. Since its formation, the company has developed a variety of litigation support products including Discovery ZX(R), Discovery Pro(TM) and Discovery Video ZX(R). These products provide legal professionals with tools to increase productivity by allowing lawyers and legal assistants the ability to rapidly search and retrieve audio, video and text of a court proceeding or deposition.

Competition and Marketing
- -------------------------

Discovery's products are sold by telemarketers to a dealer base of 930 court reporting firms who remarket the products directly to law firms. There are a number of competitors offering products similar to those of Discovery, including off-the-shelf software programs that offer many of the same features as Discovery's products.


Litigation Sciences, Inc.
- -------------------------

In December, 1993, Stenograph Corporation acquired the net assets of Litigation Sciences, Inc. (LSI), a firm specializing in three primary areas of the litigation process: jury research and trial consulting, communications training and preparation of demonstrative exhibits.

The jury research and trial consulting group has a team of experienced social scientists that help trial lawyers understand the biases, prejudices and perceptions that people bring with them into the courtroom. This knowledge permits them to predict how people are likely to react to what a lawyer intends to do and say. Based upon these empirical findings, they are able to recommend strategies and tactics which will be maximally persuasive and effective.

The LSI communications training practice was established to counsel lawyers and key witnesses on the most effective structure, language and style of communicating to the trier-of-fact.

The graphic evidence group of LSI has a staff of experienced producers and directors that work closely with the client in the preparation of demonstrative exhibits. These exhibits may be as simple as a posterboard representation of facts to as complex as multi-dimensional computer animation.

Competition and Marketing
- -------------------------

LSI's services are sold by its consultants who are located within the major metropolitan areas across the country. There is significant competition in this business segment from a number of competitors offering consulting services and products similar to those of LSI. LSI competes on the basis of price and service.


Integrated Information Services, Inc.
- -------------------------------------

In July, 1993, Stenograph Corporation acquired the net assets of CompuLitS, Inc., an imaging services company specializing in computerized litigation support. The company was renamed Integrated Information Services, Inc. (IIS).

IIS is an electronic imaging service company specializing in the conversion of documents and data to a secure, accessible electronic format. The company provides flexible, customized solutions based on a proven methodology for handling millions of documents in an organized and efficient manner. IIS is an expert in high volume, fast turnaround image conversion.

The company provides the following services:

a. Conversion of microfilm, microfiche, paper, video and existing image documents to optical or CD-ROM media.

b. The creation of searchable text for full-text database applications. IIS performs high quality OCR/ICR (Optical and Intelligent Character Recognition), including zone recognition and OCR clean-up services.

c. Indexing, or the process of extracting critical descriptive information about each document and entering it into a client database for the retrieval of imaged documents. IIS provides high level objective and subjective indexing services to meet the requirements of their clients.

Competition and Marketing
- -------------------------

IIS has a direct sales force, which is supported by its telesales group, located at its corporate headquarters in Carmel, Indiana. The primary sales effort is concentrated within the legal market on a national basis, focusing on law firms, corporate legal departments and governmental groups. There are approximately 25 competitors offering services similar to those of IIS. This segment experiences significant competition that has had a limiting effect on profit margins. IIS competes on the basis of price and service.


Court Technologies, Inc.
- ------------------------

Court Technologies, Inc. (CTI) has developed an advanced integrated technology solution for the courtroom. This solution combines real time translation and multi-media to provide a multi-dimensional audio, video and text based approach to court proceedings. CTI's Visual Due Process(TM) product is a courtroom video system which combines video, audio and personal computer technology utilizing a unique six-way screen to allow for remote arraignment of a defendant or remote testimony of vulnerable witnesses.

The Company believes that the market for courtroom systems is growing slower than it expected and in addition, the Company is involved in litigation related to this technology as discussed in Item 3.F. As a result, the Company has discontinued its sales and marketing effort at Court Technologies.

Backlog
- -------

As of June 30, 1995, 1994 and 1993, the Legal Technologies companies had a backlog of unfilled orders and contracts in progress of $1,412,000, $1,850,000 and $385,000, respectively.

Research and Development; Patents
- ---------------------------------

Legal Technologies incurred research and development costs of approximately $1,889,000, $1,453,000 and $1,220,000 in the years 1995, 1994 and 1993 respectively.

Legal Technologies owns a number of U.S. and foreign patents, which protect portions of some of its products, as well as trademarks on its name and the names of some of its products and copyrights on its instructional materials and computer programs.

Raw Materials
- -------------

The principal raw materials used in the production of Legal Technologies' products are plastic, steel, aluminum and paper. Legal Technologies believes that adequate supplies of all materials will continue to be available.

Major Customers
- ---------------

No single customer represents a significant portion of Legal Technologies business.

Other
- -----

The Legal Technologies segment continued to incur significant losses during fiscal 1995. The Company realizes that significant operating improvements must be made if Legal Technologies is to continue to operate under its existing structure. The Company is considering various alternatives to reduce the losses at Legal Technologies.

COMPACT DISC MANUFACTURING
- --------------------------

Description of Business
- -----------------------

Quixote established a venture in 1975 in Anaheim, California to research optical disc technology. In 1983, the venture, which was named LaserVideo, Inc., manufactured the first audio CD in the United States. LaserVideo opened its second, a significantly larger, CD manufacturing facility in Huntsville, Alabama in 1986. In December, 1987 Quixote sold LaserVideo to LaserVideo Acquisition Corporation (LVAC), a wholly owned subsidiary of Disctronics Australia Limited for $55,500,000, consisting of $29,000,000 in cash and $26,500,000 in a note.
As a result of LVAC's failure to pay the note when due and after various legal actions and agreements between the parties, LaserVideo was reacquired on May 1, 1990 and renamed Disc Manufacturing, Inc. (DMI). The Company is involved in litigation related to this reacquisition of DMI which is discussed in
Item 3 Legal Proceedings in this Form 10-K.

DMI's principal activity is the manufacturing of optical discs. The optical disc is a medium for storing audio, video, text or graphics information and includes compact music discs (CD's) and CD-ROM, as well as other types of optical discs. DMI converts information, generally either music or data, supplied by its customers, to optical disc format and then manufactures these optical discs for its customers. In many cases, DMI may also package these discs such that they would be ready for retail distribution. The advantage of optical discs is that they provide superior sound quality to that of competing audio media and can store vast amounts of information. One CD-ROM can contain up to 650 megabytes of data, or the equivalent of 250,000 pages of text.

During 1994, DMI began a three year expansion plan that upon completion will increase its annual capacity to approximately 200 million discs. In August 1994, DMI acquired a 218,000 square foot building in Anaheim, California to replace its smaller existing facility located nearby. DMI expects the total expansion to cost about $65 million. During May 1995, DMI began producing CD's at the new Anaheim facility.

Approximately 58% of DMI's revenues during 1995 were from the manufacturing of CD's, 37% of revenues from CD-ROM manufacturing and the remainder from services such as special mastering and other contract research and development type activities.

DMI is one of the ten largest compact disc manufacturers in the United States. DMI's plant in Huntsville, Alabama has a current annualized capacity of approximately 135 million discs.

DMI's Anaheim facility has an annual production capacity of 52 million discs. While the plant continues to produce CD's to meet West Coast-based CD-ROM and music companies' requirements, the facility also is used for contract research and development of non-audio optical storage products.

Competition and Marketing
- -------------------------

CD's
- ----

Six large international music companies, known as the "majors," have historically accounted for nearly 90 percent of the industry's U.S. music sales. Each of these companies is vertically integrated to varying degrees. The majors are as follows:

*WEA (Warner Elektra Atlantic, part of Time Warner);
*Sony Music (previously CBS Records)
*MCA (a subsidiary of Seagrams);
*Capitol/EMI (a subsidiary of Thorn/EMI of the United Kingdom);
*PolyGram (partially owned by NV Philips of Holland); and
*BMG/RCA (part of the Bertelsmann Group of West Germany).

Most of the majors use outside sources, as a complement to their own facilities, to manufacture their music. While the majors account for about 90 percent of the U.S. music market, the remainder of the market is comprised of a large group of small record companies. DMI sells CD's through a direct sales force to both the majors and independent record labels.

Presently there are more than forty CD manufacturers in the United States. Although production capacity exceeds the anticipated calendar year 1995 shipments of CD's, this excess capacity is utilized to meet the seasonal demands and short turnaround times in the CD industry. DMI competes for CD business on price and service. As CD volumes have increased, selling prices for CD's have declined. This has adversely affected profit margins at DMI. The Company expects selling prices to continue to decline within the foreseeable future.
The audio market may also be affected by new competing music formats.

CD-ROM
- ------

The market for CD-ROM's is much more widely dispersed than music CD's and includes publishers, consumer and commercial software distributors and other companies that need a cost effective way to disseminate large amounts of data with easy search and retrieval capabilities. There are more than 40 manufacturers of CD-ROM's in the United States. These manufacturers include many of those that make music CD's and in addition include some companies that manufacture CD-ROM's exclusively. DMI sells CD-ROM's through a direct sales force and value-added resellers. DMI competes on the basis of quality, price and customer service. While selling prices are greater for CD-ROM's than for music CD's, selling prices are declining as this market develops. The Company expects a continued decline in selling prices which will adversely affect profit margins at DMI.

Backlog
- -------

As of June 30, 1995, 1994 and 1993 DMI had a backlog of unfilled orders totaling $3,552,000, $2,033,000 and $2,170,000 respectively. Typically, music and CD-ROM companies demand manufacturing turnaround times (the time from which a sales order is received until that order is shipped) of ten days or less. Because of this, DMI believes the size of the backlog is not an effective indicator of its operating status.

Research and Development; Patents
- ---------------------------------

No significant research and development is conducted on DMI's own behalf.

DMI has entered into licensing arrangements with certain companies holding patents with respect to optical disc technology. These arrangements require DMI to pay royalties on each disc produced. Other companies have sued DMI for infringement related to their patents on optical disc technology. This litigation is discussed more fully in Item 3 Legal Proceedings in this Form 10-K.

Raw Materials
- -------------

The principal raw materials in the manufacture of compact discs are polycarbonate, aluminum, UV curable protective coating and ink. All items are available from multiple sources and competitively priced. DMI understands there may be a short term shortage of polycarbonate and has purchased additional quantities of this material to ensure an adequate supply. DMI believes that adequate supplies of all materials will continue to be available in the long term.

Major Customers
- ---------------

DMI has manufactured CD's for all six of the major U.S. music companies. The Bertelsmann Music Group, which includes the RCA label, has historically been the largest single customer of DMI, accounting for 38%, 41% and 50% of its annual revenue during the years ended June 30, 1995, 1994, and 1993 respectively. No other customer accounts for 10% or more of total DMI revenues.

Item 2.  Properties
- -------------------

                                                                        Owned or
Location                     Available Space   Purpose                   Leased
- --------                     ---------------   -------                  --------

One East Wacker Drive        13,000 sq. ft.   Executive Offices          Leased
Chicago, Illinois

250 Bamberg Drive           160,000 sq. ft.    Manufacture of highway     Owned
Pell City, Alabama                             safety devices

3617 Cincinnati Avenue       22,000 sq. ft.    Warehouse and research     Owned
Rocklin, California                            and development facility
                                               for highway safety
                                               devices

632 Wheeling Road             2,000 sq. ft.    Research and development   Leased
Wheeling, Illinois                             for sewer repair

3300 N. Kenmore Street       81,000 sq. ft.    Sale and manufacture of    Owned
South Bend, Indiana                            highway safety devices

739 College Drive            28,000 sq. ft.    Storage facility for       Owned
South Bend, Indiana                            highway safety devices

1930 West Winton Avenue      20,000 sq. ft.    Manufacture of highway     Leased
Hayward, California                            safety devices

1500 Bishop Court            75,000 sq. ft.    Sale and manufacture of    Leased
Mount Prospect, Illinois                       Stenograph machines and
                                               systems

431 Lakeview Court            4,300 sq. ft.    Sale of legal and          Leased
Mt. Prospect, Illinois                         judicial software

1420 Harbor Bay Parkway      10,900 sq. ft.    Software development       Leased
Alameda, California

3000 Executive Parkway        5,000 sq. ft.    Sublet                     Leased
San Ramon, California

1120 Ave. of the Americas       230 sq. ft.    Trial consulting office    Leased
New York, New York

11911 North Meridian Court   27,000 sq. ft.    Provider of document       Leased
Carmel, Indiana                                imaging and litigation
                                               support services

200 Corporate Pointe         19,800 sq. ft.    Trial consulting office    Leased
Culver City, California                        and graphics studio

110 Sutter Street             2,400 sq. ft.    Trial consulting office    Leased
San Francisco, California

                                                                       Owned or
Location                     Available Space   Purpose                    Leased
- --------                     ---------------   -------                  --------

8214 Westchester                175 sq. ft.    Trial consulting office    Leased
Dallas, Texas

999 Peachtree Street, N.E.    2,500 sq. ft.    Trial consulting office    Leased
Atlanta, Georgia

225 West Washington           5,291 sq. ft.    Trial consulting office    Leased
Chicago, Illinois                              and graphics studio

101 West Ohio                 3,000 sq. ft.    Sublet                     Leased
Indianapolis, Indiana

10 Post Office Square           320 sq. ft.    Trial consulting office    Leased
Boston, Massachusetts

111 Bagby Street              8,100 sq. ft.    Trial consulting office    Leased
Houston, Texas                                 and graphics studio

4905 Moores Mill Road       332,000 sq. ft.    Manufacture of compact     Owned
Huntsville, Alabama                            discs and CD-ROM's

1120 Cosby Way               31,000 sq. ft.    Manufacture of compact     Owned
Anaheim, California                            discs and CD-ROM's

3400 E. LaPalma Avenue      218,000 sq. ft.    Manufacture of compact     Owned
Anaheim, California                            discs and CD-ROM's

3500 West Olive Street        1,500 sq. ft.    Sale of compact discs      Leased
Burbank, California

1409 Foulk Road               3,000 sq. ft.    Sale of CD-ROM's           Leased
Wilmington, Delaware

441 Lexington Avenue          1,000 sq. ft.    Sale of compact discs      Leased
New York, New York



Note: Present facilities are believed to be adequate to support the Company's current and anticipated requirements.

Item 3.  Legal Proceedings
- --------------------------

A. DMI - REACQUISITION RELATED LITIGATION. On January 17, 1989, in a case entitled QUIXOTE CORPORATION v. LASERVIDEO ACQUISITION CORPORATION a/k/a LV ACQUISITION CORP., DISCTRONICS AUSTRALIA LIMITED, AND QUATRO LIMITED, No. 89 CH 370, the Company filed suit in the Circuit Court of Cook County, Illinois, County Department, Chancery Division after LaserVideo Acquisition Corp. ("LVAC") defaulted on a $26.5 million note guaranteed by Quatro Limited ("Quatro") and Disctronics Australia Limited. The note was part of the payment due to Quixote in connection with the sale of its former LaserVideo, Inc. (now known as "Disc Manufacturing, Inc." or "DMI") subsidiary to the "Disctronics Group" (including Disctronics Limited, Disctronics Australia Limited, Quatro, LVAC, and their affiliates).

     On March 7, 1989, the Court entered a judgment in favor of the Company against LVAC, Disctronics and Quatro in the amount of $26,500,000, following the failure by the Disctronics Group to pay the amount due under a February 3, 1989 agreed settlement order. The judgment additionally entitled the Company to post-judgment interest of 10.5% per annum compounded quarterly until the judgment was satisfied.

     On March 17, 1989, the parties entered into an agreement pursuant to which, among other things, the parties entered into agreed orders staying the proceedings in the Illinois litigation and in a companion case filed in the Court of Chancery of the State of Delaware, New Castle County, on March 8, 1989 and entitled Civil Action No. 10668, QUIXOTE CORPORATION v. LASERVIDEO ACQUISITION CORPORATION, DISCTRONICS MANUFACTURING, INC., DISCTRONICS LIMITED, DISCTRONICS AUSTRALIA LIMITED AND QUATRO LIMITED.

     The Cook County and Delaware lawsuits were finally settled in December, 1989, when the parties entered into a comprehensive Work-Out Agreement pursuant to which Quixote became a DMI shareholder. On April 30, 1990, through the mechanisms established in the Work-Out Agreement, and as a result of the failure of the Disctronics Group to exercise an option to purchase Quixote's rights under the Work-Out Agreement, Quixote again became the sole shareholder of DMI.

     Since then, the following lawsuits have been filed and remain pending.

     1. DISC MANUFACTURING, INC. ET AL. v. MASSEY ET AL., CV-90-H-01029-NE (U.S. District Court for the Northern District of Alabama). On May 21, 1990, Quixote and DMI filed this lawsuit against Disctronics Limited, Disctronics (US) Inc., Disctronics, Inc., Moray Investments Limited ("Moray"), Memory-Tech, Inc. ("Memory-Tech") and individuals Peter Massey, Kevin Donovan, David Mackie, and Douglas Adams. This lawsuit alleges that the individual defendants, each a DMI director until April 30, 1990, had in concert with Disctronics Limited and its affiliated companies, misappropriated DMI's corporate opportunity to acquire Memory-Tech, a competing compact disc manufacturer located in Plano, Texas. Rather than present this opportunity to DMI, the Disctronics Group and the individual directors caused Disctronics Limited to acquire Memory-Tech through a new subsidiary, Moray. While DMI and Memory-Tech were operated as an integrated company between March 2, 1990 (the acquisition date of Memory-
     Tech) and April 30, 1990, Memory-Tech competed with DMI after April 30, when Quixote gained control of DMI pursuant to the Work-Out Agreement. In this lawsuit, Quixote and DMI sought a constructive trust over Memory-Tech in favor of DMI, along with unspecified damages.

     The lawsuit also alleges that the defendants had violated DMI's federal trademark rights in the name "Disctronics", by operating Memory-Tech under the "Disctronics" name in competition with DMI. DMI was known as Disctronics Manufacturing, Inc. and used the trade name Disctronics, Inc. from approximately

     June, 1988 until May 18, 1990. The complaint seeks both money damages and equitable relief.

     On June 11, 1990, the Court dismissed the claims against the individual defendants because of a lack of federal jurisdiction, and declined to exercise pendant jurisdiction over the state law corporate opportunity claims. Currently, Quixote and DMI's federal trademark claims are their only claims now pending in the federal district court action.

     On December 31, 1991 the remaining corporate defendants filed affirmative defenses to DMI's claims and certain of the defendants filed counterclaims alleging breach of contract, economic duress, tortious interference with contract and business relations, unjust enrichment, fraud, unfair competition and seizure of corporate opportunity among other claims. On January 17, 1992 DMI filed an answer and affirmative defenses to the counterclaim and also moved to dismiss the counterclaim and affirmative defenses, which motion was denied on February 10, 1992. On September 25, 1992, the Court dismissed all of the defendants' state law counterclaims, in order to allow those claims to be resolved in the parallel state court action. This left only the parties' federal trademark claims, which were stayed, pending resolution of the state court action.

     2. DISC MANUFACTURING, INC. ET AL. v. MASSEY ET AL., CV90-1214L (Madison County Circuit Court, Alabama). On June 13, 1990, DMI and Quixote refiled their state law corporate opportunity claims, along with a claim under the Alabama trademark law, in the Circuit Court for Madison County, Alabama (Huntsville), the jurisdiction in which DMI is located. Quixote and DMI asked the Court to impose a constructive trust on Memory-Tech in addition to an unspecified amount of damages. The Court initially granted a temporary restraining order precluding defendants from transferring any interest in Memory-Tech pending the Court's determination following a preliminary injunction hearing. Following the preliminary injunction hearing, on July 30, 1990, the Court granted the motion for preliminary injunction. In connection with the preliminary injunction and pending the final outcome of the action, Quixote and DMI were required to post a $6 million bond with the Alabama Circuit Court on August 27, 1990. The defendants appealed the entry of the preliminary injunction and on May 15, 1992 the Alabama Supreme Court reversed the trial court's issuance of the injunction, remanding the case for further proceedings. Quixote's motion for a rehearing was denied on July 10, 1992. On May 21, 1992 defendants filed a Motion for Partial Summary Judgment on all counts of the complaint asserting breaches of fiduciary duty and using as its basis the Alabama Supreme Court decision.

     In addition, on March 4, 1991, the corporate defendants filed a counterclaim against Quixote, DMI and James H. DeVries. The counterclaim was made in twelve counts, including breach of the covenant of good faith and fair dealing, economic duress (as to the validity of the Work-Out Agreement), tortious interference with contract and business relations, unjust enrichment (also a claim with respect to the validity of the Work-Out Agreement), fraud, breach of contract (not under the Work-Out Agreement), account stated, claim for money had and received, unfair competition (with respect to the "Disctronics" trademark), state dilution claim, breach of fiduciary duty by Mr. DeVries and seizure of corporate opportunity by Quixote, and a claim for wrongfully seeking injunctive relief.

     The counterclaim sought damages of $73.8 million, to invalidate the Work-Out Agreement, punitive damages and other relief. The Company and DMI filed motions to dismiss the counterclaim.

     On September 9, 1992, Quixote and DMI filed three additional counts to specifically enforce a Settlement Agreement reached in June, 1991. On June 21, 1993, the Court entered judgment against Quixote and DMI on those settlement counts, in response to defendants' Motion for Summary Judgment. Quixote and DMI filed a motion for reconsideration of that ruling.

     In April 1993, the Company and DMI filed a First Amended Complaint which added claims for unjust enrichment, fraud and tortious interference. Defendants moved to dismiss the First Amended Complaint.

     In May 1995, the Circuit Court ruled on various outstanding motions. The Court dismissed all of the Defendants' claims except the following claims: tortious interference with contract and business relations; fraud; breach of contract regarding a $300,000 escrow; a state dilution claim; and a claim for wrongfully seeking injunctive relief.

     In its May 1995 Order, the Court also dismissed all of the Company's and DMI's corporate opportunity claims based on breaches of fiduciary duties, along with the claims for unjust enrichment. The Court also denied the Company's and DMI's motion for a new trial with respect to the Court's prior summary judgment on the Company's and DMI's settlement-related counts. This left two counts of the Company's and DMI's First Amended Complaint in the case: a count for tortious interference with contract and business relations and a count for fraud. Both parties have appealed the Court's May 1995 ruling.

     The Court has referred the case for mediation. A mediator has been appointed and the mediation process is to be completed by December 1995.

B. REPETITIVE STRESS INJURY LITIGATION. Stenograph is one of a number of manufacturers of keyboard and other equipment that have been sued by individuals for arm, wrist and hand injuries, including carpal tunnel syndrome. All twenty-nine cases filed to date against Stenograph, and in some cases the Company, contend that the Stenograph machine (or other keyboard equipment) was defectively designed and that Stenograph failed to provide adequate warnings about how the equipment should be used to avoid injury. The cases request actual damages, in some cases specified as ranging from $500,000 to $1,000,000, and, in most of the cases, punitive damages, with some cases specifying an amount of $10,000,000. All of the cases have been referred to the Company's insurance carriers and, at this time, the Company believes that liability resulting from these cases, if any, (excluding punitive damages) will be covered by its insurance policies. All cases are in the early stages of litigation, including the discovery stage.

C. RESORT VIDEO LTD. v. LASERVIDEO, INC. In September, 1990, DMI was sued by Resort Video, Ltd. in the Superior Court of the State of California for the County of Los Angeles in an action entitled RESORT VIDEO, LTD. v. LASERVIDEO, INC., No. 74659. Resort Video, a former start-up company, claimed DMI failed to produce certain video discs on schedule, thereby injuring its business. After a trial, on August 25, 1992, the jury awarded Resort Video $975,000 in damages. DMI moved for a new trial which was granted in October, 1992. Plaintiff appealed that decision and DMI cross-appealed the jury's decision. In June 1995 the California Court of Appeals affirmed the trial court's order granting a new trial based on excessive damages. Resort Video's petition for a rehearing was denied and the case is expected to be returned to the trial court for a new trial by the end of December, 1995.

D. THOMSON S.A. v TIME WARNER, ET AL. In February, 1994, Disc Manufacturing, Inc., Quixote Corporation and a number of other companies were sued by Thomson S.A. of France in the United States District Court for the District of Delaware in an action entitled THOMSON S.A. v. TIME WARNER, INC., ET AL., No 94-83. The complaint charges that the defendants have infringed four Thomson patents by making and selling audio compact discs and requests an order prohibiting defendants from making or selling compact discs which infringe on the patents. No specified damages have been asked for although the complaint asks that damages be trebled because it alleges the infringement is willful. In the fall of 1994, the Denon and Time Warner defendants entered into consent judgments with the plaintiff. A trial date in February 1996 has been assigned.

     E. SHERRELL SEARS v. ENERGY ABSORPTION SYSTEMS. In June, 1994, the Company, Energy Absorption Systems, and two employees or former employees were sued in an action entitled SHERRELL AND ROY SEARS v. ENERGY ABSORPTION SYSTEMS, INC., QUIXOTE CORPORATION, GERALD HAND, KEN WIMMER, UPJOHN COMPANY, IPI ISOFOAM SYSTEMS AND RELIANCE INSURANCE COMPANY ET AL., in the Circuit Court of St. Clair County, Alabama, No:CV94-128. Plaintiff claims that she suffered a miscarriage caused by her exposure to fumes while working for Energy Absorption. The complaint contains alternating theories of workmen's compensation, tort, product liability, co-employee liability and/or negligent safety inspections. No monetary award is specified. In March 1995, the workmen's compensation claims against Energy Absorption were settled for a nominal amount. The claims against the Company remain pending. In August 1995 the Court granted Energy Absorption's motion for summary judgment, dismissing the claims against the Energy employees.
     Also, in August 1995, two of the defendants, UpJohn Company and IPI Isofoam, settled the claims against them. The case has been referred to the Company's insurance carriers and is in the early stages of discovery. At this time, the Company believes that liability resulting from this case, if any, will be covered by its insurance policies.

F. JEFFREY SMITH v. ENERGY ABSORPTION SYSTEMS. In February, 1994 Energy Absorption Systems was sued in an action entitled JEFFREY AND JODY SMITH v. COMMONWEALTH OF PENNSYLVANIA, DEPARTMENT OF TRANSPORTATION AND ENERGY ABSORPTION SYSTEMS, INC., in the Court of Common Pleas of Allegheny County, Pennsylvania, No. GD941220. The complaint alleges that leaking fluid from a crash cushion manufactured by Energy Absorption Systems caused plaintiff to lose control of his motorcycle and incur injuries. No monetary award is specified. The case has been referred to the Company's insurance carriers and discovery is proceeding. At this time, the Company believes that liability resulting from this case, if any, will be covered by its insurance policies.


G. ASHBY v. DISC MANUFACTURING, INC. In January, 1995, Disc Manufacturing, Inc. and one former and two current employees wre sued in an action brought under the Civil Rights Act of 1964, as amended, by three female employees at DMI's Huntsville plant. The complaint seeks injunctive relief and compensatory and punitive damages for alleged sex discrimination, sexual harassment, retaliation and tort claims. The complaint also alleged DMI's failure to pay equal wages to females and seeks to certify a class on behalf of all similarly situated women. DMI's motion to dismiss the claims against the two DMI employees has been granted. Discovery is proceeding.

H. DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC. In January, 1995, Disc Manufacturing, Inc. ("DMI") was served in an action entitled DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC., Case No. 95-21, U.S. District
     Court for the District of Delaware. The complaint alleged that DMI is infringing six DiscoVision patents and seeks injunctive relief and unspecified damages, including punitive damages, against DMI. In August, 1995, DiscoVision filed a motion for leave to amend its complaint to allege infringement by DMI of four additional patents which DMI is opposing. Discovery is proceeding.

I. DISC MANUFACTURING, INC. v. PIONEER AND DISCOVISION. In January, 1995 DMI filed a complaint against Pioneer Electronic Corp., Pioneer Electronics
     (USA) Inc., Pioneer Capital Inc., and DiscoVision Associates in the U.S. District Court for the Central District of California, Case No. 95-0306, alleging violations of the antitrust laws and acts of unfair competition based on unlawful activities and anticompetitive tactics involving patents related to optical disc technology. DMI's complaint seeks damages, including punitive damages, and injunctive relief. This case has been transferred to the District Court in Delaware and consolidated with DiscoVision Associates' case against DMI pending in that jurisdiction
      (described in H. above).

J. ESTATE OF THIEL v. ENERGY ABSORPTION SYSTEMS, INC. In December, 1994, Energy Absorption Systems, Inc. ("Energy") was served in an action entitled FREDERICK W. THIEL AND MAUREEN THIEL v. SLATTERY ASSOCIATES ET AL., Superior Court of New Jersey, Docket No. MRS-L-1431-94. The complaint arises from a March, 1992 accident in which the decendent lost control of his car and allegedly struck one of Energy's crash cusions. The complaint seeks unspecified damages from Energy and numerous defendants, including the State of New Jersey, the U.S. Federal Highway Administration and various other governmental entities. The Company has referred the case to its insurance carrier and discovery is proceeding. At this time, the Company believes that liability resulting from this case, if any, will be covered by its insurance policies.

K. TEKLICON, INC. v. QUIXOTE CORPORATION. In September 1994, the Company was served in an action entitled TEKLICON, INC. v. QUIXOTE CORPORATION, Santa Clara, California Superior Court, Docket No. CV743993. The complaint alleges that the Company owes plaintiff $140,000 for consulting services or broker fees arising out of the Company's acquisition of Litigation Sciences, Inc. In March 1995, the plaintiff filed an amended complaint, adding a claim of fraudulent misrepresentation and claiming $3,000,000 in additional damages. The Company has filed a general denial and discovery is proceeding. The parties have stipulated to non-binding arbitration.

     The Company is involved in other legal actions, believes it has defenses for all claims, and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, liabilities, if any, arising from the Company's legal actions are not expected to, but could have a material effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
Matters

The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol QUIX.

Set forth are the daily high and low last sales prices for the Company's common stock for the periods indicated, as reported by the National Quotations Bureau, Inc. These prices represent quotations between dealers in securities, do not include retail markdowns or commissions, and do not necessarily represent actual transactions.

Quarter Ending          9/30       12/31        3/31        6/30
- --------------        -------     -------     --------    -------
FISCAL 1995
High                  $22-1/4     $19-1/8     $12-1/2     $12-3/4
Low                    17-1/2      10-15/16     9-1/4       9-1/4

FISCAL 1994
High                  $15-1/4     $17-3/4     $    21     $    22
Low                    12-1/4      15-1/2          16      16-1/2

The current quoted price of the stock is listed daily in The Wall Street Journal in the NASDAQ National Market System section. As of August 7, 1995, there were 2,040 shareholders of record.

DIVIDEND POLICY


During 1995, the Company declared semiannual cash dividends of eleven cents per share. During 1994 the Company declared semiannual cash dividends of ten cents and eleven cents per share.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA


Dollar amounts in thousands, except per share data
For the years ended June 30,          1995       1994       1993       1992       1991
- ----------------------------      --------   --------   --------   --------   --------
Operating results:
Net sales........................$ 185,411  $ 176,938  $ 145,111  $ 129,433  $ 111,811
Gross profit.....................   61,609     65,610     59,657     52,110     42,772
Selling and administrative expenses 44,715     41,787     36,727     29,757     29,607
Research and development expenses    3,434      3,426      3,084      3,335      4,764
Other income (expense)...........   (4,285)    (2,558)    (2,587)    (3,497)    (4,868)
Earnings from continuing operations  5,950     11,644      9,441      7,967      1,915
Net earnings (loss)..............    5,950     11,644      9,441      7,967     (3,131)
Cash dividends per common share..      .22        .21        .20


Per share data:
Earnings from continuing
  operations.....................$    0.73  $    1.44  $    1.20  $    1.03  $     .26
Net earnings (loss)..............     0.73       1.44       1.20       1.03       (.43)
Book value per common share......     7.49       6.94       5.53       4.51       3.40

Weighted average common and common
  equivalent shares outstanding  8,100,385  8,066,192  7,867,658  7,742,825  7,322,784


Financial position:
Total assets.....................$ 169,946  $ 122,789  $ 109,816  $ 100,983  $ 104,477
Working capital..................   10,574     19,773     14,526     18,207      3,738
Net property, plant and equipment   95,277     60,946     57,534     50,539     57,616
Long-term debt, net..............   68,000     38,975     40,000     47,289     43,277
Shareholders' equity.............   58,915     54,069     41,898     33,583     24,802


Note: Operating results and financial position reflect Source Scientific Systems, Inc. as a discontinued operation for 1991.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

The Company's sales for 1995 increased 5% to $185,411,000 from $176,938,000 in 1994 due to revenue growth at each of the Company's business segments. Sales at Energy Absorption for 1995 increased 7% to $46,522,000 from $43,433,000 in 1994 due principally to the inclusion of a full year of sales at Safe-Hit Corporation, a manufacturer of flexible guide posts, acquired in December 1993. Safe-Hit contributed sales of $5,304,000 in 1995 compared to sales of $2,799,000 in 1994. Disc Manufacturing, Inc. (DMI) sales for 1995 increased 5% to $87,296,000 from $83,185,000 in 1994 due to increased unit sales of its CD-ROM discs. CD-ROM unit sales in 1995 increased 53% from 1994 while audio CD unit sales in 1995 increased 2% from 1994. These increases in unit volumes were offset somewhat by declines in the average unit selling prices of these products resulting in CD-ROM sales dollars increasing 21% from 1994 and CD audio sales dollars decreasing 5%. Legal Technologies, Inc. (LTI) sales for 1995 increased 3% to $51,593,000 from $50,320,000 in 1994. This was due principally to the inclusion of a full year of sales at Litigation Sciences, Inc.

(LSI), acquired in December 1993. LSI contributed $9,544,000 in sales in 1995 compared to $5,030,000 in sales for 1994. Offsetting this sales increase at LTI was a 9% sales decrease at Stenograph Corporation due to a decline in computer-aided transcription revenue. The major component of that decline was sales of low margin third party computer hardware.

The gross profit margin in 1995 decreased to 33.2% from 37.1% in 1994 due to margin reductions at DMI and Energy Absorption. DMI's gross profit margin decreased as a result of a decrease in the average unit selling price of its products, particularly CD-ROM products due to competition. This was offset somewhat by volume efficiencies. The Company expects continued declines in selling prices of discs which may have a limiting effect on gross margins at DMI. Energy Absorption's gross profit margin decreased as a result of an unfavorable change in product mix and to the outsourcing of several manufactured component parts. The outsourcing of these component parts will continue until Energy Absorption's plant expansion is completed during the first half of fiscal 1996. Energy Absorption's gross profit margin was also reduced due to lower gross profit margins at Safe-Hit Corporation. LTI's gross profit margin in 1995 remained consistent with 1994.

Selling and administrative expenses in 1995 increased 7% to $44,715,000 from $41,787,000 in 1994 attributable principally to DMI and Energy Absorption. DMI's selling and administrative expenses increased mainly due to increases in CD-ROM selling and marketing expenses and additional legal expenses. Energy Absorption's selling and administrative expenses increased due to the inclusion of selling and administrative expenses at Safe-Hit Corporation. Legal Technologies selling and administrative expenses remained at a level consistent with the same period last year.

Research and development expenses in 1995 were $3,434,000 compared to $3,426,000 in 1994. This was due to an increase in research and expenditures at Legal Technologies related to the development of legal software. Offsetting this increase at LTI was a decrease in R&D at Energy Absorption as a result of reduced expenditures on its sewer rehabilitation technology.

Interest income in 1995 was $396,000 compared to $302,000 in 1994 reflecting an increase in interest rates. Interest expense increased 31% in 1995 to $4,093,000 from $3,129,000 in 1994. This was due principally to the increase in long-term debt but also to an increase in interest rates. Other expenses in 1995 increased to $588,000 as a result of a legal settlement compared to income of $296,000 in 1994 as a result of a gain on the sale of a stock investment.



1994 COMPARED TO 1993

The Company's sales for 1994 increased 22% to $176,938,000 from $145,111,000 in 1993 due principally to growth at Disc Manufacturing, Inc. as well as from the Company's acquisition of several businesses during 1994. DMI's sales for 1994 increased 18% to $83,185,000 from $70,413,000 in 1993 due principally to increased unit sales of CD-ROM products. CD-ROM unit sales increased 155% in 1994 from 1993. Audio CD unit sales for 1994 increased 12% from 1993. These increases in unit volumes were offset somewhat by declines in the average unit selling price, resulting in CD-ROM and CD audio sales dollars increasing 89% and 1% respectively. Legal Technologies, Inc.'s (LTI) sales for 1994 increased 29% to $50,320,000 from $39,050,000 in 1993. This was due principally to the acquisition of Integrated Information Services, Inc. in July 1993 which contributed $9,254,000 in sales during 1994. Also contributing to the increase in sales at Legal Technologies was the December 1993 acquisition of Litigation Sciences, Inc. LSI had sales of $5,030,000 for 1994. Offsetting somewhat the increase in sales at Legal Technologies was a decrease in sales at Stenograph due principally to a decline in both the number of units and selling price of its Premier Power(TM) CAT software. Sales at Energy Absorption for 1994 increased 22% to $43,433,000 from $35,648,000 in 1993. Energy Absorption experienced increased sales principally from sales of its newer products including the ALPHA 60 MD(TM) TMA (truck-mounted attenuator). Also contributing to the increase in sales at Energy Absorption was the December 1993 acquisition of Safe-Hit Corporation, which had sales of $2,799,000 for 1994.

The gross profit margin in 1994 decreased to 37.1% from 41.1% in 1993 principally due to margin reductions at Legal Technologies, Inc. LTI's gross profit margin decreased due to decreased margins on Stenograph's CAT products as well as from lower gross profit margins at Integrated Information Services and Litigation Sciences than the historical gross profit margins at LTI. DMI's gross profit margin increased slightly as a result of volume efficiencies and a shift in product mix, both attributable to the growth in the CD-ROM segment of DMI's business. Energy Absorption's gross profit margin decreased as a result of lower gross profit margins at its recently acquired Safe-Hit Corporation than Energy Absorption's historical gross profit margins. Energy Absorption's gross profit margin also decreased due to a change in its product mix as a result of increased lower margin TMA sales.

Selling and administrative expenses in 1994 increased 14% to $41,787,000 from $36,727,000 in 1993 attributable primarily to increased costs at Legal Technologies, Inc. Legal Technologies' selling and administrative expenses increased due to the acquisition of Integrated Information Services, Inc. and Litigation Sciences, Inc. Legal Technologies' selling and administrative expenses also increased due to increases in selling and marketing expenses related to its Court Technologies, Inc. subsidiary. This increase in selling and administrative expenses at Legal Technologies was offset somewhat by a decrease in selling and administrative expenses at Stenograph Corporation as a result of decreased salaries, legal expenses and bad debts. Energy Absorption's selling and administrative expenses increased due to the inclusion of selling and administrative expenses at Safe-Hit Corporation. Selling and administrative costs at DMI increased modestly in connection with its increase in sales.

Research and development expenses increased 11% to $3,426,000 in 1994 from $3,084,000 in 1993. This was due principally to increases in R&D at Legal Technologies' Discovery Products subsidiary. Energy Absorption's research and development also increased due to expenditures on its sewer rehabilitation technology.

Interest income decreased in 1994 to $302,000 from $428,000 in 1993 due to a decline in the rate of interest earned on invested funds. Interest expense for 1994 decreased modestly to $3,129,000 from $3,166,000 in 1993. Other income in 1994 increased due to a gain of $610,000 on the sale of a stock investment, offset somewhat by a decline in royalty income related to Energy Absorption's moveable barrier patent.

The Company's effective tax rate, as computed pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", decreased from 45.3% in 1993 to 34.7% in 1994. This was in connection with a change in management's estimate associated with certain tax contingencies.

Liquidity and Capital Resources
- -------------------------------

The Company has cash of $2,188,000 and additional funds of $11,000,000 available under its revolving credit facility at June 30, 1995. Operating activities were a source of cash for the Company during 1995 providing $21,305,000 as a result of strong cash flows generated by DMI and Energy Absorption. These cash flows were offset somewhat by the funding of significant losses at Legal Technologies. The Company is considering various alternatives to reduce the future losses at LTI.

Cash of $48,609,000 was used during 1995 for investing activities. The Company's primary investing activity was the purchase of $38,415,000 in plant and equipment. These capital expenditures were made mostly at DMI ($31,890,000) as part of its expansion program to increase its capacity to 200 million discs annually. Among other purchases, DMI purchased a 218,000 square foot building in Anaheim, California as a replacement for its existing facility located nearby. Additional investing activities include the purchase of an equity investment in Quantic Industries, Inc., and the funding of an Industrial Development Bond for future capital expenditures at Energy Absorption.

Financing activities provided cash of $28,471,000 principally from borrowings under the Company's revolving credit facility of $30,000,000 offset slightly by, among other things, the payment of two semiannual cash dividends. This cash along with cash generated from operating activities was used principally to fund the investment activities discussed above. In August 1995 the Company issued a $10,000,000 short-term note payable, due November 30, 1995 to its bank group. This arrangement was put in place to continue the funding of the expansion at DMI. The Company expects to replace this short-term arrangement with an increase in its revolving credit facility upon its renewal in October 1995.

During fiscal 1996 the Company anticipates the need for approximately $28 million in cash for capital expenditures, $9 million of which relates to fiscal 1995 purchases unpaid as of June 30, 1995. In addition, the Company may have a need for $8.7 million in the event that certain shareholders of Quantic Industries, Inc. exercise their right to put their Quantic shares to the Company. In addition, the Company may consider acquiring additional businesses that complement its existing operating segments. Also, each of the Company's operating segments will require additional investments in working capital to maintain growth. These expenditures will be financed either through cash generated from operations or from borrowings under the Company's revolving credit facility. The Company believes its cash generated from operations and funds available under its existing credit facility or increases in its credit facility are sufficient for all planned operating and capital requirements.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------


Report of Independent Accountants


To the Shareholders and the Board of Directors
Quixote Corporation

We have audited the accompanying consolidated balance sheets of Quixote Corporation and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. We have also audited the financial statement schedules listed in Part IV of Form 10-K, Item 14(d) for each of the three years in the period ended June 30, 1995. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quixote Corporation and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended June 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                  /s/Coopers & Lybrand L.L.P.

Chicago, Illinois
August 12, 1995, except for
Note 4, as to which the date is
September 6, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

For the years ended June 30,                 1995          1994          1993
- ----------------------------------     ----------    ----------    ----------
Net sales..............................$  185,411    $  176,938    $  145,111
Cost of sales..........................   123,802       111,328        85,454
                                       ----------    ----------    ----------
Gross profit...........................    61,609        65,610        59,657
Operating expenses:
  Selling and adminsitrative...........    44,715        41,787        36,727
  Research and development.............     3,434         3,426         3,084
                                       ----------    ----------    ----------
                                           48,149        45,213        39,811
                                       ----------    ----------    ----------
Operating profit.......................    13,460        20,397        19,846
                                       ----------    ----------    ----------


Other income (expense):
  Interest income......................       396           302           428
  Interest expense.....................    (4,093)       (3,129)       (3,166)
  Other................................      (588)          269           151
                                       ----------    ----------    ----------
                                           (4,285)       (2,558)       (2,587)
                                       ----------    ----------    ----------
Earnings before provision for income
  taxes................................     9,175        17,839        17,259
Provison for income taxes..............     3,225         6,195         7,818
                                       ----------    ----------    ----------
Net earnings...........................$    5,950    $   11,644    $    9,441
                                       ==========    ==========    ==========

Earnings per share data:
  Primary:
    Net earnings.......................$     0.73    $     1.44    $     1.20
                                       ==========    ==========    ==========
    Average shares outstanding......... 8,100,385     8,066,192     7,867,658
                                       ==========    ==========    ==========
  Fully diluted:
    Net earnings.......................$     0.73    $     1.37    $     1.17
                                       ==========    ==========    ==========
    Average shares outstanding......... 9,151,701     9,203,492     8,920,290
                                       ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share data            As of June 30,

                                                          1995          1994
                                                    ----------    ----------
Assets
Current assets:
  Cash and cash equivalents.........................$    2,188    $    1,021
  Accounts receivable, net of allowances
    for doubtful accounts of $2,738 in 1995
    and $2,765 in 1994..............................    33,866        33,771
  Inventories.......................................    10,473         8,219
  Other current assets..............................     4,104         3,314
                                                    ----------    ----------
     Total current assets...........................    50,631        46,325

Property, plant and equipment, at cost:
  Land..............................................     6,325         2,534
  Buildings and improvements........................    24,354        13,210
  Machinery and equipment...........................   104,927        74,654
  Furniture and fixtures............................    11,679        10,468
  Leasehold improvements............................     1,768         1,585
                                                    ----------    ----------
                                                       149,053       102,451
    Less accumulated depreciation and amortization..   (53,776)      (41,505)
                                                    ----------    ----------
                                                        95,277        60,946
Other assets, including restricted
  certfificate of $6,000............................    24,038        15,518
                                                    ----------    ----------
                                                    $  169,946    $  122,789
                                                    ==========    ==========


Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt.................$      975    $
  Accounts payable..................................    19,546         9,564
  Accrued expenses:
    Payroll and commissions.........................     4,118         4,293
    Income taxes payable............................     1,723         1,535
    Other...........................................    13,695        11,160
                                                    ----------    ----------
      Total current liabilities.....................    40,057        26,552

Long-term debt, net of current portion..............    68,000        38,975
Deferred income taxes...............................     2,974         3,193
Commitments and contingent liabilities..............

Shareholders' equity:
  Preferred stock, no par value; authorized
    100,000 shares; none issued
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; issued 8,581,416 shares-1995
    and 8,504,815 shares-1994.......................       143           142
  Capital in excess of par value of stock...........    29,268        28,551
  Retained earnings.................................    34,977        30,749
  Treasury stock, at cost, 718,921 shares-1995
    and 712,260 shares-1994.........................    (5,473)       (5,373)
                                                    ----------    ----------
                                                        58,915        54,069
                                                    ----------    ----------
                                                    $  169,946    $  122,789
                                                    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



For the years
ended June 30, 1995
                                                                     Capital in
Dollar amounts in thousands,                                      Excess of Par  Retained Treasury
except per share data                              Common Stock  Value of Stock  Earnings  Stock
- -------------------------------------------------  ------------  --------------  -------- --------
Balances, July 1, 1992:
  Shares...........................................   8,194,083                            741,769
                                                   ============                           ========
  Amounts..........................................$        137  $       26,251  $ 12,791 $ (5,596)
Exercise of options for 123,963 common shares......           2             378
Net earnings - 1993................................                                 9,441
Declaration of semiannual cash dividends
  ($.10 per share each)............................                                (1,506)
                                                   ------------  --------------  -------- --------
Balances, June 30, 1993:...........................         139          26,629    20,726   (5,596)
Exercise of options for 116,096 common shares......           2             481
Net earnings - 1994................................                                11,644
Declaration of semiannual cash dividends
  ($0.10 per share and $0.11 per share)............                                (1,621)
Issuance of 29,509 treasury shares pursuant to the
  acquisition of Safe-Hit Corporation..............                         221                223
Issuance of 69,358 common shares pursuant to the
  stock retirement plan............................           1           1,195
Conversion of debentures into 1,315 common shares..                          25
                                                   ------------  --------------  -------- --------
Balances, June 30,1994:............................         142          28,551    30,749   (5,373)
Exercise of options for 41,922 common shares.......                         285
Net earnings - 1995................................                                 5,950
Declaration of semiannual cash dividends
  ($0.11 per share each)...........................                                (1,722)
Issuance of 34,679 shares pursuant to the stock
  retirement plan..................................           1             432
Purchase of 6,661 common shares at $15.01 per share                                           (100)
                                                   ------------  --------------  -------- --------
Balances, June 30, 1995:
  Amounts..........................................$        143  $       29,268  $ 34,977 $ (5,473)
                                                   ============  ==============  ======== ========
  Shares...........................................   8,581,416                            718,921
                                                   ============                           ========

The accompanying notes are an integral part of the consolated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands                             For the years ended June 30,

                                                        1995        1994        1993
                                                    --------    --------    --------
Cash Flows from Operating Activities:
  Net earnings.....................................$   5,950   $  11,644   $   9,441
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
    Depreciation of property, plant and equipment...  13,308      11,540       9,178
    Amortization of capitalized software and other
      assets........................................   2,275       2,497       1,721
    Provision for losses on accounts receivable.....     (27)       (423)         19
    Deferred income taxes...........................  (1,081)          4         (73)
  Changes in operating assets and liabilities:
    Accounts receivable.............................     (68)     (4,619)      1,343
    Inventories.....................................  (2,254)        370        (980)
    Other current assets............................    (528)        875        (159)
    Accounts payable and accrued expenses...........   3,542       1,104       1,790
    Income taxes payable............................     188      (1,993)      2,909
                                                    --------    --------    --------
  Net cash provided by operating activities.........  21,305      20,999      25,189
                                                    --------    --------    --------


Cash Flows Provided (Required) by Investing
 Activites:
  Purchase of property, plant and equipment........  (38,415)    (10,994)    (16,173)
  Cash paid for acquired businesses and equity
    investments....................................   (6,746)     (8,075)
  Funds deposited with IDB Trustee.................   (2,719)
  Capitalized and purchased systems, design
    and software costs.............................     (308)     (1,529)       (776)
  Purchase of patent...............................                             (778)
  Other............................................     (421)                   (302)
                                                    --------    --------    --------
  Net cash required by investing activities........  (48,609)    (20,598)    (18,029)
                                                    --------    --------    --------

Cash Flows Provided (Required) by Financing
 Activities:
  Net proceeds (payments) under revolving
    credit agreement...............................   30,000      (1,000)     (7,187)
  Payment of cash dividends........................   (1,714)     (1,621)       (748)
  Principal payments on long-term debt.............               (1,300)       (175)
  Proceeds from exercise of stock options..........      285         483         380
  Repurchase of company stock for treasury.........     (100)
                                                    --------    --------    --------
  Net cash provided (required) by financing
    activities.....................................   28,471      (3,438)     (7,730)
                                                    --------    --------    --------
Net change in cash and cash equivalents............    1,167      (3,037)       (570)
Cash and cash equivalents at beginning of year.....    1,021       4,058       4,628
                                                    --------    --------    --------
Cash and cash equivalents at end of year...........$   2,188   $   1,021   $   4,058
                                                    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  ACCOUNTING POLICIES:

The principal accounting policies of Quixote Corporation (the Company) and its subsidiaries are as follows:

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaires, all of which are wholly owned, as of June 30, 1995.

CASH AND CASH EQUIVALENTS

Cash in excess of operating requirements is invested in income-producing investments generally having initial maturities of three months or less. These investments are stated at cost, which approximates market value. The Company considers these short-term instruments to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

The Company capitalizes expenditures for major renewals and betterments and charges current operations with the cost of maintenance and repairs. Provisions for depreciation and amortization have been computed on the straight-line method based on the expected useful lives of the assets as indicated below:

    Buildings and improvements          20 to 40 years
    Machinery and equipment              3 to 10 years
    Furniture and fixtures               3 to 10 years
    Leasehold improvements               5 to 10 years

The cost and accumulated depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of retirement or other disposition and the resultant gain or loss is credited or charged to earnings.

GOODWILL AND PATENTS

Goodwill and patents, included in other assets, are amortized on a stright-line basis over lives of 7 to 15 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of these assets. This assessment includes such factors as obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

CAPITALIZED SOFTWARE

Capitalized software development costs and purchased software included in other assets, net of amortization, in the consolidated balance sheets are $890,000 and $1,782,000 at June 30, 1995 and 1994, respectively. Amortization is provided on a product-by-product basis based upon the greater of the ratio of current gross revenue to a product's current and anticipated revenue or on the straight-line method over the product's remaining estimated economic life. Amortization commences when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such detemination.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

NOTE 2:  ACQUISITIONS AND DISPOSITION:

In April 1995, the Company acquired a 40% interest in Quantic Industries, Inc. (Quantic) for $6.7 million. Quantic is a manufacturer of electronic and pyrotechnic devices. This investment has been accounted for under the equity method of accounting. The cost in excess of the Company's pro rata share of the net assets of Quantic (approximately $4 million) is included in other assets and is being amortized over a 10 year life.

The Company also entered into an agreement with certain stockholders of Quantic which grants those stockholders a right, on or before January 6, 1996, to require Quixote Corporation to purchase all of their shares (52.5% of the common stock) of Quantic for $8.7 million.

In July 1993, the Company acquired the net assets of CompuLitS, Inc., a full service provider of document imaging and conversion services and computerized litigation support. CompuLitS's name was subsequently changed to Intergrated Information Services, Inc. In December 1993, the Company acquired the stock of Safe-Hit Corporation, a manufacturer of flexible guide post systems and portable sign systems for highway and parking lot applications. Also in December 1993, the Company acquired the net assets of Litigation Sciences, Inc., a company that specializes in trial consulting including jury research, courtroom communications training, and preparation of courtroom exhibits. The cost to acquire these three businesses was approximately $8 million. These acqusitions have been accounted for by the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations since the date of acquisition. In connection with the above purchases, liabilities of $4,576,000 were assumed.

NOTE 3:  INVENTORIES:

Inventories consist of the following at June 30:

Dollar amounts in thousands                      1995          1994
- ----------------------------------------   ----------    ----------
Finished goods..........................   $    2,140    $    2,163
Work in process.........................        1,950         1,939
Raw materials...........................        6,383         4,117
                                           ----------    ----------
                                           $   10,473    $    8,219
                                           ----------    ----------

NOTE 4:  LONG-TERM DEBT:

Long-term debt consists of the following at June 30:

Dollar amounts in thousands                      1995          1994
- ----------------------------------------   ----------    ----------
Revolving credit facility due October 31,
  1997, interest at variable rates......   $   49,000    $   19,000
8% Convertible subordinated debentures
  due April 15, 2011, interest due
  semiannually with principal payable in
  annual sinking fund installments of
  $1,000,000, commencing in April 1996..       19,975        19,975
                                           ----------    ----------
  Total long-term debt..................       68,975        38,975
  Less current portion..................         (975)
                                           ----------    ----------
  Long-term debt, net...................   $   68,000    $   38,975
                                           ----------    ----------

The Company has a three-year unsecured revolving credit facility with its three primary banks. The agreement provides a $60 million credit facility and contains both fixed and floating interest rate options at the prime rate or lower and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be extended one additional year on each anniversary date (October 31) upon mutual consent of the Company and lenders. The Company may, at any time during the three years, elect to convert the loan to a four year term with equal quarterly principal payments due throughout the term to amortize the loan in full. In September 1995, the Company received a waiver of the capital expenditures covenant from the bank group which enabled the Company to comply with the revolving credit facility covenants at June 30, 1995.

On August 4, 1995, the Company obtrained from its bank group, a $10,000,000 short-term loan which expires on November 30, 1995. The Company intends to replace the short-term loan with an increase in its revolving credit facility upon its renewal.

The 8% debentures are convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $19.00 per share. They are redeemable at the option of the Company at par plus accrued interest and are subordinate to all senior indebedness of the Company and all obligations under various leases.

Unamortized costs incurred in issuing the 8% convertible subordinated debentures and the revolving credit note wre $552,000 and $650,000 at June 30, 1995 and 1994, respectively, and are included in other assets. These costs are being amortized over the term of the related agreements.

The aggregate amount of maturities of long-term debt for the four years subsequent to 1996 assuming renewal of the revolving credit note is as follows:
$1,000,000 in 1997, $1,000,000 in 1998, $1,000,000 in 1999 and $1,000,000 in
2000.


NOTE 5:  STOCK OPTIONS AND STOCK TRANSACTIONS:

The Company has stock option plans for directors and employees, providing for grants of options as may be determined by the Audit/Compensation Committee of the Board of Directors. Options under the long-Term Stock Ownership Incentive Plan and the Director Stock Option Plan are to be granted at no less than 100% of the current market price at the date of the grant. No charges are made to earnings in connection with the options.

Information for the year ended June 30, 1995 with respect to options under the Company's plan is as follows:


                                     Number            Option Price
                                    of Shares           per Share
                                    ---------    ------------------
Shares under option:
  July 1, 1994......................  929,773    $   4.25 to $20.50
  Granted...........................  286,510       10.00 to  21.00
  Exercised.........................  (46,090)       4.25 to  12.88
  Canceled or expired............... (223,051)       4.25 to  21.00
                                    ---------
  June 30, 1995.....................  947,142    $   4.25 to  21.00


On February 28, 1995, the Audit/Compensation Committee of the Company's Board of Directors repriced those employee stock options with an exercise price equal to or greater than $13.00 per share. Under the repricing arrangement and included in the above table, employees received new options to purchase
175,010 shares of common stock in exchange for options originally granted to purchase 181,368 shares. The expiration dates and vesting provisions of the new options remained the same as the original options, but each new option may not be exercised until March 1, 1996.

The options outstanding at June 30, 1995 are exercisable to the extent of 842,155 shares in 1996, 69,966 shares in 1997 and 35,021 shares in 1998. As of
June 30, 1995, the Company has 2,259,875 common shares reserved for various conversion privileges and options.


NOTE 6:  SHAREHOLDER RIGHTS PLAN:

The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan calls for stockholders of record on July 25, 1988 to receive a dividend distribution of one right for each outstanding share of the Company's common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, for $25 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 20 percent of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right or $50.

If the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation, or 50% or more of the Company's assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right or $50.

The Company may redeem the rights in whole, for $.01 per right, under certain circumstances.

NOTE 7:  STOCK RETIREMENT PLAN:

The Company's Long-Term Stock Ownership Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday (with a minimum of five years for each executive). In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each particpant's annual award was determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $766,000 for 1995 and $1,239,000 for 1994.


NOTE 8:  INCOME TAXES:

The income tax provisions are comprised of the following for the three years ended June 30:

Dollar amounts in thousands            1995           1994           1993
                                   --------       --------       --------
Current:
  Federal..........................$  3,549       $  4,248       $  4,995
  State............................     757          1,638          1,074
                                   --------       --------       --------
                                      4,306          5,886          6,069
Deferred...........................  (1,081)           309          1,749
                                   --------       --------       --------
Total..............................$  3,225       $  6,195       $  7,818
                                   ========       ========       ========

The components of the net deferred tax liability are as follows at June 30:

Dollar amounts in thousands                           1995           1994
                                                  --------       --------
Deferred tax assets:
Accounts receivable allowance.....................$  1,054       $  1,002
Inventory valuation...............................     946            822
Compensated absences and medical claims...........     699            694
Tax over book basis in affiliates.................   1,496          1,496
Capital loss carryforward.........................   1,589          1,589
Other liabilities and reserves....................   2,559          1,978
Net operating loss carryforwards..................   3,238          4,424
Various tax credit carryforwards..................      30             38
Valuation allowance.................................(5,321)        (5,784)
                                                  --------       --------
Total.............................................$  6,290       $  6,259
                                                  ========       ========

Deferred tax liabilities:
Book over tax basis of capital assets.............$  6,659       $  7,044
Miscellaneous.....................................                     65
                                                  --------       --------
Total.............................................$  6,659       $  7,109
                                                  ========       ========
Net deferred tax liability........................$    369       $    850
                                                  ========       ========

The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, capital loss carryforwards, net operating loss carryforwards, and tax credit carryforwards. At June 30, 1995, certain subsidiaries of the Company have approximately $8,000,000 of net operating loss carryforwards for tax purposes which arose in periods prior to acquisition by the Company. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 1996 through 2005. In addition, the Company has approximately $4,000,000 in capital loss carryforward that will expire in 1997 and 1998.

The net deferred tax liability is presented on the balance sheet as follows at June 30:

Dollar amounts in thousands                           1995           1994
                                                  --------       --------
Current deferred tax asset........................$  2,605       $  2,343
Noncurrent deferred tax liability.................   2,974          3,193
                                                  --------       --------
Net deferred tax liability........................$    369       $    850
                                                  ========       ========

The current deferred tax asset is included in other current assets in the consolidated balance sheet.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows at June 30:


Dollar amounts in thousands                           1995           1994          1993
                                                  --------       --------      --------
Taxes at statutory rate...........................$  3,119       $  6,065       $ 5,868
State income taxes................................     340          1,127           669
Gain on equity investment.........................                   (207)
(Income) loss of foreign subsidiary...............     (32)           159           114
Other.............................................    (202)          (949)        1,167
                                                  --------       --------       -------
Income tax provision..............................$  3,225       $  6,195       $ 7,818
                                                  ========       ========      ========

NOTE 9:  EARNINGS PER SHARE:



Primary earnings per share is computed by dividing the net earnings for each period by the weighted average number of common and common equivalent shares outstanding.

Fully diluted earnings per share is computed based on the assumption that all of the convertible debentures are converted into common shares. Under this assumption, the weighted average number of shares is increased accordingly and net earnings is increased by the amount of interest expense and amortization of deferred debenture costs relating to the convertible debentures, less income tax benefits. Since the effect is anti-dilutive in 1995, the amount reported is the same as primary earnings per share.

NOTE 10:  COMMITMENTS AND CONTINGENCIES:

Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $2,794,000 in 1995, $2,716,000 in 1994 and $1,681,000 in 1993. These operating leases include options for renewal or purchase of the leased property. Annual minimum future rentals for lease commitments are as follows:

Year ending June 30,                   Total
                                   ---------
1996...............................$   2,705
1997...............................    2,575
1998...............................    2,224
1999...............................    1,669
2000...............................    1,355
                                   ---------
                                   $  10,528

The Company has employment agreements with certain executives, which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

Stenograph Corporation sells customer receivables to a financial institution, with limited recourse. The proceeds of such sales were $4,609,000 in 1995, $7,009,000 in 1994 and $10,329,000 in 1993. The aggregate amounts of transferred receivables which remain uncollected at June 30, 1995 and 1994 are approximately
$16,073,000 and $21,900,000, respectively.

In 1990, Disc Manufacturing, Inc. (DMI) and the Company filed lawsuits in the federal and state courts in Alabama against the Distronics Group, the former owners of DMI, relating to DMI's misappropriated corporate opportunity to acquire Memory Tech, a competing compact disc manufacturer located in Plano, Texas, and certain trademark infringement claims. In response to two Alabama suits, the Distronics Group filed counterclaims alleging breach of contract, economic duress, fraud, unfair competition and seizure of corporate opportunity, among others. The Distronics Group also filed an action in Dallas, Texas which was subsequently dismissed. In 1990, the Alabama state court issued a preliminary injunction in favor of the Company and DMI, precluding the Distronics Group from transferring any interest in Memory Tech and other restrictions. As a condition for issuance of the preliminary injunction, the Company and DMI were required to post $6,100,000 as injunction security with the Clerk of the Circuit Court, of which $6,000,000 is included in the Company's consolidated balance sheets as of June 30, 1995 and 1994 as other assets. The certificate of deposit is restricted from use by the Commpany pending the final outcome of this litigation. The remaining $100,000 injunction security was posted as an injunction bond. In May 1992, the Alabama Supreme Court reversed the judge's order granting preliminary injunction. In September 1992, Quixote filed additional counts seeking to enforce a settlement agreement reached in June 1991. The court ruled against the Company and DMI on those counts, in response to the Distronics Group's motion for summary judgment. The Company and DMI sought reconsideration of that ruling, which the court denied in May, 1995. The Company also amended its complaint to add claims for unjust enrichment, fraud and tortious interference, which defendants moved to dismiss.

In May 1995, the court dismissed all of the defendants' claims except the following: tortious interference with contract and business relations; fraud; breach of contract regarding a $300,000 escrow; a state dilution claim; and a claim for wrongfully seeking injunctive relief. The court dismissed all of the Company's and DMI's claims except their claims for tortious interference with contract and business relations and for fraud. Subsequent to the May 1995 order, defendants filed a notice of appeal and the Company and DMI have cross-appealed. After referring the case for mediation, the court appointed a mediator in June 1995 and ordered the mediation process be completed by December 31, 1995.

Several companies holding patents with respect to optical disc technology have contacted the Company to request that DMI enter into licensing arrangements with them, and two companies have filed suits against DMI for patent infringement in Delaware federal court. Royalties requested by the patent holders could result in a significant cost to DMI for past sales and in reduced future margins at DMI if licensing arrangements were entered into on the terms proposed by the patent holders. DMI has filed a lawsuit against the plaintiff in one of the cases and its controlling companies for antitrust violations and DMI's lawsuit has been consolidated with the plaintiff's patent case for all purposes. In the other lawsuit, DMI is one of several manufacturers of compact discs which have been sued. Discovery has been completed in the case and a trial date in February 1996 has been assigned.

In September, 1990 DMI was sued by Resort Video, Ltd., a former start-up business that claimed DMI failed to produce certain videodiscs on schedule, thereby injuring its business. After a trial, on August 25, 1992 the jury awarded Resort Video $975,000 in damages. In October 1992 the court granted DMI's motion for a new trial. Resort Video appealed that decision and DMI cross-appealed the jury's decision. The appellate court has affirmed the trial court's decision and the case is expected to return to the trial court for a new trial bay the end of December 1995.

In 1990 Convergent Business Systems, Inc. (CBSI) and its BaronData division (which division assets and certain liabilities, including this litigation, Stenograph Corporation subsequently acquired) filed a collection matter against a customer who in turn counterclaimed for breach of contract, misrepresentation and unfair business practices, among others. The action was tried and resulted in ajudgment on behalf of the Company for a nominal amount and a judgment against the Company for $514,616. In June 1993 the court denied the Company's motion for a new trial but reduced the customer's claimed legal fees from $523,061 to $369,087 for a total award of $937,655, including interest. The Company's appeal was denied in fiscal 1995 and the Company paid a total amount of $1,197,883 to satisfy the judgment and related legal costs awarded.

Stenograph and a number of manufacturers of keyboards and other equipment have been sued by individuals for repetitive stress injuries. The 29 cases filed to date against Stenograph, and in some cases the Company, request actual damages, in some instances specified as ranging from $500,000 to $1,000,000 and in most cases, punitive damages, with some plaintiffs claiming an amount of $10,000,000. All cases have been referred to the Company's insurance carriers and the Company believes that liability resulting from these cases, if any, (excluding punitive damages) will be covered under its insurance policies. The Company does not believe there are grounds for the imposition of punitive damages and intends to vigorously defend all claims.

The Company is involved in other legal actions common to its businesses. The Company believes it has defenses for all such claims and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, liabilities, if any, arising from these legal actions are not expected to have, but could have a material effect on the Company's results of operations or financial condition.


NOTE 11:  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES:

Cash paid for interest was $4,015,000, $3,360,000 and $2,941,000 in 1995, 1994
and 1993, respectively. Cash paid for income taxes was $4,116,000, $7,878,000 and $5,184,000 in 1995, 1994 and 1993, respectively.

Purchases of property, plant and equipment of $9,225,000 which are included in accounts payable at June 30, 1995, are noncash in nature and therefore not reflected in the Consolidated Statements of Cash Flows.

NOTE 12:  LINES OF BUSINESS:

The Company's operations are comprised of three industry segments: the manufacture and sale of energy absorbing highway safety devices, the development, manufacture and sale of products and systems for the legal community and the manufacture and sale of compact discs.

Earnings from continuing operations before income taxes are net sales less operating expenses. Interest income on corporate investments, interest expense, and certain unallocated corporate expenses have not been added or deducted from earnings before income taxes. Identifiable assets by segment are those assets that are used in the Company's operations by each industry segment. Corporate assets are principally cash and cash equivalents, and equipment.

Substantially all the sales of highway safety devices are to contractors on behalf of federal, state and local government units. Substantially all of the sales of legal technologies are to the legal and court reporting professions. Approximately 58% of the compact disc segment sales are to the recording industry. The Company derived approximately 18%, 21% and 24% of consolidated net sales in 1995, 1994 and 1993 from a single customer in the compact disc segment.

Dollar amounts in thousands                   1995           1994           1993
                                          --------       --------       --------
Net Sales:
  Highway Safety Devices..................$ 46,522       $ 43,433       $ 35,648
  Legal Technolgies.......................  51,593         50,320         39,050
  Compact Discs...........................  87,296         83,185         70,413
                                          --------       --------       --------
    Total.................................$185,411       $176,938       $145,111
                                          ========       ========       ========

Earnings (Loss) from Operations
Before Income Taxes:
  Highway Safety Devices..................$ 11,797       $ 11,906       $ 11,374
  Legal Technologies......................  (7,580)        (7,357)        (2,833)
  Compact Discs...........................   8,655         15,508         11,456
                                          --------       --------       --------
    Subtotal..............................  12,872         20,057         19,997
  Unallocated Corporate..................                    610
  Interest expense, net...................  (3,697)        (2,828)        (2,738)
                                          --------       --------       --------
    Total.................................$  9,175       $ 17,839       $ 17,259
                                          ========       ========       ========

Identifable Assets at Year-End:
  Highway Safety Devices..................$ 35,809       $ 26,971       $ 23,664
  Legal Technologies......................  23,989         23,486         15,343
  Compact Discs...........................  97,888         62,719         60,709
  Corporate...............................  12,260          9,613         10,100
                                          --------       --------       --------
    Total.................................$169,946       $122,789       $109,816
                                          ========       ========       ========

Depreciation and Amortization Expenses:
  Highway Safety Devices..................$  1,676       $  1,421       $  1,249
  Legal Technologies......................   4,051          4,190          2,878
  Compact Discs...........................   9,732          8,300          6,645
  Corporate...............................     124            126            127
                                          --------       --------       --------
    Total.................................$ 15,583       $ 14,037       $ 10,899
                                          ========       ========       ========

Capital Expenditures:
  Highway Safety Devices..................$  3,107       $  1,433       $  2,038
  Legal Technologies......................   3,385          5,480          1,951
  Compact Discs...........................  41,115          8,033         12,170
  Corporate...............................      33              6             14
                                          --------       --------       --------
    Total.................................$ 47,640       $ 14,952       $ 16,173
                                          ========       ========       ========

NOTE 13:  QUARTERLY AND FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial date for years 1995 and 1994 follows:

Dollar amounts in thousands,
  except per share data.                 9/30       12/31        3/31        6/30
                                     --------    --------    --------    --------
1995
Net sales............................$ 46,150    $ 46,959    $ 45,559    $ 46,743
Gross profit.........................  15,943      15,524      15,330      14,812
Net earnings.........................$  2,088    $    877    $  1,709    $  1,276


Earnings per share:
  Primary............................$    .25    $    .11    $    .21    $    .16
  Fully diluted......................$    .25    $    .11    $    .21    $    .16

Dollar amounts in thousands,
  except per share data                  9/30       12/31        3/31        6/30
                                     --------    --------    --------    --------
1994
Net sales............................$ 40,088    $ 42,835    $ 43,906    $ 50,109
Gross profit.........................  16,052      17,395      16,429      15,734
Net earnings.........................$  2,439    $  3,226    $  2,376    $  3,603

Earnings per share:
  Primary............................$    .31    $    .40    $    .29    $    .44
  Fully diluted......................$    .30    $    .38    $    .29    $    .41




Item 9.  Changes in and Disagreement with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosures
- ---------------------

None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

Some of the information required in response to this item regarding Directors of the Registrant is set forth under "Election of Directors" on pages 2 and 3 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1995 to be filed with the Commission on or about September 30, 1995 and is incorporated herein by reference.

The executive officers of the Company, their ages and offices held by each during fiscal 1994 are as follows:

Philip E. Rollhaus Jr.     60     Chairman, President & Director - Quixote
                                  Corporation Chairman, Stenograph Corporation,
                                  Energy Absorption Systems, Inc., Disc
                                  Manufacturing, Inc.
James H. DeVries           63     Executive Vice President and Secretary;
                                  Director
                                  President, Legal Technologies, Inc.
Myron R. Shain             55     Executive Vice President - Finance
                                  President, Disc Manufacturing, Inc.
George D. Ebersole         59     President, Energy Absorption Systems, Inc.
Michael J. La Forte        49     President, Stenograph Corporation

Mr. Rollhaus has been the President and Chief Executive Officer and a Director of the Company since its formation in July, 1969.

Mr. DeVries joined the Company as Vice President in 1982. Mr. DeVries has been a Director of the Company since its formation.

Mr. Shain joined the Company as Controller in April, 1972, was elected Treasurer in 1975, Vice President in 1981 and Executive Vice President - Finance in 1986. Mr. Shain was elected President of Disc Manufacturing, Inc. in May, 1990.

Mr. Ebersole joined the Company as President of Energy Absorption Systems, Inc. in 1980.

Mr. La Forte joined the Company as President of Stenograph Corporation in 1994. Prior to that time, Mr. La Forte was Executive Vice President of XL/Datacomp.

Mr. Fitzgibbons, age 66, who was Vice Chairman of Stenograph Corporation, resigned in June 1995.

There is no family relationship between any of the officers described above.

Except as set forth in Item 3, none of the officers described above are party or otherwise involved in any legal proceedings adverse to the Company or its subsidiaries.


Item 11.  Executive Compensation
- --------------------------------

The information required in response to this item is set forth under the caption "Renumeration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1995 to be filed with the Commission on or about September 30, 1995 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The information required in response to this item is set forth under the caption "Stock Ownership by Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1995 to be filed with the Commission on or about September 30, 1995 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1995 to be filed with the Commission on or about September 30, 1995 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------


Item                                                         Page Number in
Number                                                         This Report
- ------                                                       --------------

(a).1.      Financial Statements
            --------------------

            Report of Independent Accountants                      29

            Consolidated Statements of Operations for the
             years ended June 30, 1995, 1994, and 1993             30

            Consolidated  Balance Sheets as of June 30,
             1995 and 1994                                         31

            Consolidated Statements of Shareholders'
             Equity for the years ended June 30, 1995,
             1994, and 1993                                        32

            Consolidated Statements of Cash Flows for the
             years ended June 30, 1995, 1994, and 1993             33

            Notes to Consolidated Financial Statements          34-44



(a).2.      Financial Statement Schedules
            -----------------------------

            The financial statement schedules listed under Item 14(d) are filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(a).3. The exhibits listed under Item 14(c) are filed as part of this annual report.

(b).        Reports on Form 8-K
            -------------------

            On May 11, 1995, the Company filed a report on Form 8-K dated April 27, 1995 reporting under "Item 5--Other Events," the acquisition by Energy Absorption Systems, Inc. of a 40% interest in Quantic Industries, Inc. for approximately $6.7 million and in connection therewith, also entering into an agreement with the remaining stockholders of Quantic as described therein.

(c).        Exhibits
            --------

            *Management contract or compensatory plan or agreement

    3.(a) Restated Certificate of Incorporation dated June 27, 1980; Certificate of Amendment to Certificate of Incorporation dated November 17, 1981; Certificate of Amendment to Certificate of Incorporation dated February 15, 1985; Certificate of Amendment to Certificate of Incorporation dated

            February 25, 1986; and Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock dated July 27, 1988, filed as Exhibit 3(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference.

      (b)   Restated By-Laws of the Company as amended through August
            11, 1986, filed as Exhibit 3(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 1986, File No. 0-7903, and incorporated herein by reference.

    4.(a) Indenture under the Trust Indenture Act of 1939 between the Company and LaSalle National Bank dated April 15, 1986, filed as
            Exhibit 4(b) to the Company's Form 10-Q Report for the quarter ended March 31, 1986, File No. 0-7903, and incorporated herein by reference.

      (b)   Rights Agreement dated as of July 15, 1988, between the
            Company and First National Bank of Boston, as Rights Agent, filed as
            Exhibit 1 to the Company's Form 8-A Registration Statement dated July 25, 1988, File No. 0-7903, and incorporated herein by reference.

   10.(a)   Loan Agreement ("Loan Agreement") dated as of June 26,
            1992 among the Company, Energy Absorption Systems, Inc. ("Energy"), Disc Manufacturing, Inc. ("DMI"), Stenograph Corporation ("Stenograph"), The Northern Trust Company ("Northern"), NBD Bank, N.A. ("NBD") and LaSalle National Bank ("LaSalle"); First Amendment to Loan Agreement dated as of June 30, 1992 among the Company, Energy, DMI, Discovery Products, Inc. ("Discovery") f/n/a/ Stenograph Legal Services, Inc., Spin-Cast Plastics, Inc. ("Spin-Cast") and Northern in its own right and as agent for NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1992, File No. 0-7903, and incorporated herein by reference; Second Amendment to Loan Agreement dated as of May 28, 1993 among the Company, Energy, DMI, Stenograph, Discovery, Spin-Cast, and Northern in its own right and as agent for NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Third Amendment to Loan Agreement dated as of June 26, 1993 among the Company, Energy, DMI, Stenograph, Discovery, Spin-Cast, Composite Components, Inc. ("CCI"), Court Technologies, Inc. ("CTI") and Northern in its own right and as agent for NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Loan Agreement dated as of May 31, 1994 among the Company, Energy, DMI, Legal Technologies, Inc. ("LTI"), Stenograph, Discovery, Spin-Cast, CTI, CCI, Integrated Information Services, Inc. ("IIS"), Litigation Sciences, Inc. ("LSI"), Safe-Hit Corporation ("Safe-Hit") and Northern in its own right and as agent for NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Fifth Amendment to Loan Agreement dated as of December 1, 1994 by and among the Company, Energy, DMI, Stenograph, LTI, Discovery, Spin-Cast, CTI, CCI, IIS, LSI, Safe-Hit and Northern in its own right and as agent for NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1994, File No. 0-7903, and incorporated herein by reference; Sixth Amendment to Loan Agreement dated as of April 3, 1995 by and among the Company, Energy, DMI, LTI, Stenograph, Discovery, Spin-Cast, CTI, CCI, IIS, LSI, Safe-Hit and Northern in its own right and as agent for NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1995, File No. 0-7903, and incorporated herein by reference; Revolving Credit Note dated May 31, 1994, from the Company, Energy, DMI, LTI, Stenograph, Discovery, Spin-Cast, CCI, CTI, IIS, LSI and Safe-Hit to The Northern; Revolving Credit Note dated May 31, 1994 from the Company, Energy, DMI, LTI, Stenograph, Discovery, Spin-Cast, CCI, CTI, IIS, LSI and Safe-Hit to

            LaSalle; Revolving Credit Note dated May 31, 1994 from the Company, Energy, DMI, LTI, Stenograph, Discovery, Spin-Cast, CCI, CTI, IIS, LSI and Safe-Hit to NBD, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Term Loan Agreement dated as of August 4, 1995 by and among the Company, Energy, DMI, Stenograph, LTI, Discovery, Spin-Cast, CTI, CCI, IIS, LSI, Safe-Hit and Northern in its own right and as agent for NBD and LaSalle, filed herewith; Term Note dated as of August 4, 1995 from the Company, Energy, DMI, Stenograph, LTI, Discovery, Spin-Cast, CTI, CCI, IIS, LSI and Safe-Hit to NBD; Term Note dated as of August 4, 1995 from the Company, Energy, DMI, Stenograph, LTI, Discovery, Spin-Cast, CTI, CCI, IIS, LSI and Safe-Hit to LaSalle, all filed herewith; Guaranty Agreement by and between DMI and First Alabama Bank dated as of March 1, 1993, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference.

      (b) Agreements regarding conditional sales and lease financing arrangements between the Company, Stenograph and the Continental Illinois National Bank and Trust Company of Chicago, dated February 21, 1980, filed as Exhibit 10(c) to S-7 Registration Statement No. 2-70372, and incorporated herein by reference; Guaranty dated May 31, 1982 and Agreement dated May 31, 1982 between the same parties, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1982, File No. 0-7903, and incorporated herein by reference; and Letter Agreement between Stenograph and Sanwa Business Credit Corporation (the successor to the rights of Continental Illinois Bank and Trust Company under the above agreements) dated June 30, 1985 ("Sanwa Letter Agreement"), filed as Exhibit 10(b) to the Company's S-2 Registration Statement No. 33-4489 ("S-2 No. 33-4489"), and incorporated herein by reference; First Amendment dated June 26, 1986 and Second Amendment dated May 29, 1990 to Sanwa Letter Agreement, filed as Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Fourth Amendment dated January, 1991 to Sanwa Letter Agreement, filed as
            Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Amended Schedule A to Sanwa Letter Agreement dated January 23, 1992, filed as Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Fifth Amendment to Sanwa Letter Agreement dated as of August 1, 1994 and Rider to Sanwa Letter Agreement dated October 28, 1994, filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1994, File No. 0-7903 and incorporated herein by reference.

      (c)* 1981 Employee Incentive Stock Option Plan, as amended through June 3, 1988, filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement No. 33-22289, and incorporated herein by reference; Amendment dated February 12, 1989 to the Employee Incentive Stock Option Plan, filed as Exhibit 10(c) to the Company's Form 10-K Report for the fiscal year ended June 30, 1989, File No. 0-7903, and incorporated herein by reference.

      (d)* 1991 Incentive Stock Option Plan, filed as Exhibit 4(a) to the Company's S-8 Registration Statement No. 33-50428, and incorporated herein by reference.

      (e)*  Restated 1972 Director Stock Option Plan, as amended through
            June 3, 1988, filed as Exhibit 4.3 to the Company's S-8 Registration Statement No. 33-22289, and incorporated herein by reference; Amendment dated February 12, 1989 to the Restated Director Stock Option Plan, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1989, File No. 0-7903, and incorporated herein by reference.

      (f)* 1991 Director Stock Option Plan, filed as Exhibit 4(b) to the Company's S-8 Registration Statement No. 33-50428, and incorporated herein by reference.

      (g)*  1993 Long-Term Stock Ownership Incentive Plan, filed as
            Exhibit 4(a) to the Company's S-8 Registration Statement No. 33-74488, and incorporated herein by reference.

      (h)   Lease Agreement between the Company and United Insurance
            Company of America dated July 2, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment between the Company and United Insurance Company of America dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Agreement of Lease dated March 21, 1988 between Opus North Corporation, as landlord, and Stenograph, as tenant, filed as Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended March 31, 1988, File No. 0-7903, and incorporated herein by reference; Amended and Restated Lease Agreement dated as of September 1, 1987 by and between the Industrial Development Board of the City of Huntsville, Alabama, (the "Board") and LaserVideo, Inc. (now known as Disc Manufacturing Inc. ("DMI")), filed as Exhibit 10(g) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Series 1991 Amendment to Lease Agreement dated as of April 1, 1991 by and between DMI and the Board, filed as Exhibit 10(i) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Series 1993 Amendment to Lease Agreement dated as of March 1, 1993 by and between DMI and the Board and Financing Statement, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, and incorporated herein by reference; Lease Agreement between CompuLitS, Inc. and Meridian Mile Associates, L.P. for lease term commencing May 1, 1992, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Agreement as amended between Litigation Sciences, Inc./LSI Graphic Evidence and Bailey Tarrytown Associates dated September 28, 1989, Office Building Lease Agreement between Stenograph Corporation and BGT Limited dated November 16, 1993, Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, Lease Agreement between Coventry Fund III, Ltd. and Litigation Sciences, Inc. dated July 30, 1990, all filed as
            Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as
            Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (i)* Employment agreements dated as of June 24, 1991 between the Company and each of Messrs. Philip E. Rollhaus, James H. DeVries and Myron R. Shain, filed as Exhibit 10(k) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Key Employee Severance Agreement between the Company and George D. Ebersole; Trust Agreement dated March 3, 1989 between the Company and The Northern Trust Company, as trustee, filed as Exhibits 28.4 and 28.5, respectively, to the Company's Form 8-K Report dated April 14, 1989, and incorporated herein by reference; Amendment to Trust Agreement dated November 9, 1989, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Amendment to Trust Agreement dated as of June 13, 1991, filed as Exhibit 10(k) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Key Employee Severance Agreement dated June 1, 1994 by and between the Company and Michael J. La Forte, Jr.,and Letter Agreement dated April 27, 1994 between Stenograph and Michael
            J. La Forte, Jr., filed as Exhibit 10(i) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (j) Summary Plan Description for the Incentive Savings Plan of the Company Amended and Restated to Reflect Provisions Effective July 1, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (k)   Memorandum of Agreement between Philip E. Rollhaus and the
            Company dated as of January 24, 1986, filed as Exhibit 10(p) to Amendment No. 1 to the Company's S-2 No. 33-4489, and incorporated herein by reference; Agreements between the Company, Philip E. Rollhaus and Yukio Endo dated May 5, 1986, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1986, File No. 0-7903, and incorporated herein by reference.

      (l)   Assignment Agreement between Quick-Steel Engineering Pty.
            Limited and Energy Absorption Systems, Inc. for the assignment of certain patents and related invention dated November 21, 1989, filed as Exhibit 10(n) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference.

      (m) Asset Purchase Agreement between Stenograph Corporation and CompuLitS, Inc. dated July 20, 1993, filed as Exhibit 10(q) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference.

      (n)   Stock Purchase Agreement dated December 3, 1993 by and among
            Energy Absorption Systems, Inc., and Robert Cunningham and Gene Arthur, filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903, and incorporated herein by reference.

      (o)   Asset Purchase Agreement by and among Litigation Sciences,
            Inc., Saatchi & Saatchi Company PLC, Stenograph Corporation and Quixote Corporation dated as of December 13, 1993 filed as Exhibit 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903, and incorporated herein by reference.

      (p)   Standard Offer, Agreement and Escrow Instructions for
            Purchase of Real Estate dated as of April 5, 1994 by and between Disc Manufacturing, Inc. and Rockwell International Corporation, as amended; Disposition and Development Agreement dated August 30, 1994 by and among The Anaheim Redevelopment Agency, the City of Anaheim and Disc Manufacturing, Inc., filed as Exhibit 10(p) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (q) Agreement between Quantic Industries, Inc. ("Quantic), Quantic Holdings, L.L.C., James S. Fetherston, Charles G. Davis, Jr., individually and as trustee, Robert M. Valenti, William David Fahey, Craig Bambrough, Myles H. Kitchen, Kenneth E. Willis, Robert P. Coler and Energy Absorption Systems, Inc. dated April 12, 1995; Purchase Agreement between Charterhouse Equity Partners, L.P., Northern & Midland Nominees Limited, George Sbordone and Energy Absorption Systems, Inc. dated April 3, 1995; and Surviving Stockholders Agreement between Quantic, James S. Fetherston, Charles
            G. Davis, Jr., individually and as trustee, Robert M. Valenti, William David Fahey, Craig Bambrough, Myles H. Kitchen, Kenneth E. Willis, Robert P.

            Coler and Energy Absorption Systems, Inc. dated April 1995, filed as Exhibits 10(b), 10(c) and 10(d), respectively, to the Company's Form 10-Q Report for the quarter ended March 31, 1995, File No. 0-7903, and incorporated herein by reference.


   11.      Statement regarding computation of earnings per share

   21.      Subsidiaries of the Company

   23.      Consent of Coopers & Lybrand, L.L.P. as Independent
            Certified Public Accountants

   27.      Financial Data Schedule

(d)  Schedules:
     ---------

     II   -  Valuation and Qualifying Accounts and Reserves

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized


                                QUIXOTE CORPORATION
                                    (Registrant)


Dated:    September 27, 1995               By: /s/Philip E. Rollhaus, Jr.
      --------------------------           --------------------------------
                                           Philip E. Rollhaus Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                       DATE
- ---------                         -----                       ----
/s/Philip E. Rollhaus Jr.
- ---------------------------   Chairman and President, Director   September 27, 1995
Philip E. Rollhaus Jr.        (Chief Executive Officer)

/s/Myron R. Shain
- ---------------------------   Executive Vice President-Finance   September 27, 1995
Myron R. Shain                (Chief Accounting and Financial
                               Officer)
/s/James H. DeVries
- ---------------------------   Executive Vice President and       September 27, 1995
James H. DeVries              Secretary, Director

/s/William G. Fowler
- ---------------------------   Director                           September 27, 1995
William G. Fowler

/s/Lawrence C. McQuade
- ---------------------------   Director                           September 27, 1995
Lawrence C. McQuade

/s/David S. Ruder
- ---------------------------   Director                           September 27, 1995
David S. Ruder

/s/Robert D. van Roijen Jr.
- ---------------------------   Director                           September 27, 1995
Robert D. van Roijen Jr.

                       QUIXOTE CORPORATION & SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the years ended June 30, 1995, 1994, and 1993



Column A               Column B        Column C(1)       Column C(2)      Column D        Column E
- --------               --------        -----------       -----------      --------        ---------

                                       Additions
                       Balance at      Charged to                                        Balance at
                     Beginning of      Costs and            Other                          End of
Description             Period          Expenses          Additions      Deductions        Period
- -----------          ------------      ----------        -----------     ----------      ----------
Deducted from
 Receivables:

Allowance for
 Doubtful Accounts:

Year ended
 June 30, 1995       $2,765,000        $  955,000        $        0      $  982,000     $2,738,000
                     ==========        ==========        ==========      ==========     ==========
Year ended
 June 30, 1994       $2,488,000        $1,222,000        $  247,000      $1,192,000     $2,765,000
                     ==========        ==========        ==========      ==========     ==========
Year ended
 June 30, 1993       $2,469,000        $  999,000        $        0      $  980,000     $2,488,000
                     ==========        ==========        ==========      ==========     ==========

NOTES:

(a) Column D represents accounts written off as uncollectable, net of collections on accounts previously written off.

(b) Column C(2) relates to the Company's acquisition of Integrated Information Services, Litigation Sciences and Safe-Hit Corporation.

                                  EXHIBIT INDEX



       EXHIBIT NUMBER                               EXHIBITS
- ----------------------------     -----------------------------------------------

         10(a)                   TERM LOAN AGREEMENT DATED AS OF AUGUST 4, 1995.

         10(a)                   TERM NOTE AGREEMENT DATED AS OF AUGUST 4, 1995.

         11                      STATEMENT REGARDING COMPUTATION OF EARNINGS
                                 PER SHARE.

         21                      SUBSIDIARIES OF THE COMPANY.

         23 CONSENT OF COOPERS & LYBRAND LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

         27                      FINANCIAL DATA SCHEDULE.