Form 10-Q
period 1995-09-30
QUIXOTE CORP
filed 1995-11-13
CIK 32870

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,863,168 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 30, 1995.

                                     PART I
                             FINANCIAL INFORMATION

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                       Three Months Ended September 30,
                                       --------------------------------
                                           1995             1994
                                           ----             ----
Net sales.............................$ 45,002,000      $ 41,276,000
Cost of sales.........................  29,827,000        25,647,000
                                      ------------      ------------
Gross profit..........................  15,175,000        15,629,000

Selling & administrative expenses.....  10,332,000         9,656,000
Research & development expenses.......     878,000           749,000
                                      ------------      ------------
                                        11,210,000        10,405,000

Operating profit......................   3,965,000         5,224,000
                                      ------------      ------------

Other income (expenses):
  Interest income.....................      77,000            47,000
  Interest expense....................  (1,557,000)         (863,000)
  Other...............................    (166,000)         (106,000)
                                      ------------      ------------
                                        (1,646,000)         (922,000)
                                      ------------      ------------

Earnings from continuing operations
before income taxes...................   2,319,000         4,302,000
Provision for income taxes............     881,000         1,634,000
                                      ------------      ------------
Earnings from continuing operations...   1,438,000         2,668,000
                                      ------------      ------------

Discontinued operations (net of tax):
  Actual loss from operations.........  (1,087,000)         (580,000)
  Estimated loss on disposition of
  discontinued operations............. (10,913,000)
                                      ------------      ------------
Loss from discontinued operations..... (12,000,000)         (580,000)
                                      ------------      ------------
Net earnings (loss)...................$(10,562,000)     $  2,088,000
                                      ============      ============
Per share data:
  Earnings from continuing operations.$        .18      $        .32
  Loss from discontinued operations...       (1.50)             (.07)
                                      ------------      ------------
Net earnings (loss)...................$      (1.32)     $        .25
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   8,024,035      $  8,249,024
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                             September 30,        June 30,
                                          -------------------------------------
ASSETS                                            1995              1995
-------------------------------------------------------------------------------
                                              (Unaudited)

Current assets:
  Cash & cash equivalents.....................$    509,000      $  2,093,000
  Accounts receivable, net of allowances
  for doubtful accounts of $2,499,000 at
  September 30 and $2,738,000 at June 30......  30,722,000        28,092,000

Inventories:
  Raw materials...............................   6,947,000         2,140,000
  Work in process.............................   1,672,000         1,128,000
  Finished goods..............................   2,029,000         6,383,000
                                              ------------      ------------
                                                10,648,000         9,651,000

Other current assets..........................   3,718,000         3,348,000
                                              ------------      ------------
Total current assets..........................  45,597,000        43,184,000
                                              ------------      ------------


Property, plant and equipment, at cost........ 150,852,000       142,626,000
Less accumulated depreciation................. (55,692,000)      (51,912,000)
                                              ------------      ------------
                                                95,160,000        90,714,000
                                              ------------      ------------

Other assets including $6,000,000
certificate of deposit........................  21,579,000        22,326,000

Net assets of discontinued operations.........                    13,362,000
                                              ------------      ------------

                                              $162,336,000      $169,586,000
                                              ============      ============


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                             September 30,        June 30,
                                             ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1995               1995
-------------------------------------------------------------------------------
                                             (Unaudited)

Current liabilities:
  Current portion of long-term debt..........$    975,000        $    975,000
  Accounts payable...........................  11,546,000          19,086,000
  Accrued expenses...........................  18,794,000          16,077,000
  Income taxes payable.......................   2,243,000           3,470,000
  Net liabilities of discontinued operations.      62,000
                                             ------------        ------------
Total current liabilities....................  33,620,000          39,608,000
                                             ------------        ------------

Long-term debt...............................  77,300,000          68,000,000

Deferred income taxes........................   3,063,000           3,063,000

Shareholders' equity:
  Common stock...............................     143,000             143,000
  Capital in excess of par value of stock....  29,268,000          29,268,000
  Retained earnings..........................  24,415,000          34,977,000
  Treasury stock, at cost....................  (5,473,000)         (5,473,000)
                                             ------------        ------------
                                               48,353,000          58,915,000
                                             ------------        ------------

                                             $162,336,000        $169,586,000
                                             ============        ============


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                        1995             1994
                                                    ----------       ----------
Cash from operating activities:
Earnings from continuing operations.................$ 1,438,000      $ 2,668,000
Loss from discontinued operations...................(12,000,000)        (580,000)
                                                    -----------      -----------
Net earnings (loss).................................(10,562,000)       2,088,000
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation......................................  3,780,000        2,822,000
  Amortization......................................    441,000          540,000
  Provision for losses on accounts
  receivable........................................     67,000            7,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable...... (2,697,000)       1,266,000
    (Increase) in inventories and other current
    assets.......................................... (1,367,000)        (917,000)
    Increase (decrease) in accounts payable
    and accrued expenses............................  5,263,000       (1,179,000)
    Increase (decrease) in income taxes payable..... (1,227,000)       1,355,000
  Discontinued operations-noncash charges and
  working capital changes........................... 13,424,000
                                                    -----------      -----------
Net cash provided by operating activities...........  7,122,000        5,982,000
                                                    -----------      -----------
Investing activities:
  Purchase of property, plant and equipment.........(17,451,000)     (11,663,000)
  Capitalized systems, design and software costs....   (169,000)        (313,000)
  Decrease in funds deposited with IDB trustee......    541,000
  Other.............................................    (66,000)         (96,000)
                                                    -----------      -----------
Net cash used in investing activities...............(17,145,000)     (12,072,000)
                                                    -----------      -----------
Financing activities:
  Borrowings (payments) on revolving line of credit.   (700,000)       6,525,000
  Borrowings under short-term note payable.......... 10,000,000
  Payment of semi-annual dividend...................   (861,000)        (853,000)
  Proceeds from exercise of stock options...........                     230,000
                                                    -----------      -----------
  Net cash provided by financing
   activities.......................................  8,439,000        5,902,000
                                                    -----------      -----------

Decrease in cash and cash equivalents............... (1,584,000)        (188,000)

Cash and cash equivalents at beginning of period....  2,093,000        1,021,000
                                                    -----------      -----------

Cash and cash equivalents at end of period..........$   509,000      $   833,000
                                                    ===========      ===========

Note:  In the current quarter the Company had a net cash refund of $83,000 for income taxes and paid $809,000 for interest costs.  In last year's first quarter the Company had a net refund of $74,000 for income taxes and paid $197,000 for interest costs.

See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1995 balance sheet data was derived from audited financial statements, adjusted for the reclassification of assets and liabilities related to the discontinued operations discussed in Note 2 below, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1996.

2. On September 28, 1995, the measurement date, the Company adopted a plan to dispose of certain businesses including Integrated Information Services, Inc., a document imaging and computerized litigation support company, and Litigation Sciences, Inc., a litigation consulting firm, and to abandon the concept of Legal Technologies, Inc. as a full service provider to the legal community.

As a result, the Company recorded a loss during the first quarter consisting of $2,213,000 (net of income tax benefits of $1,475,000) for the estimated operating losses of these businesses from the measurement date through the estimated date of disposition and $8,700,000 (net of income tax benefits of $5,800,000) for the estimated loss on their disposition. In addition, losses of $1,087,000 (net of income tax benefits of $725,000) were incurred by these businesses during the first quarter until the measurement date (September
28, 1995). These results are presented as discontinued operations in the Company's Consolidated Condensed Statement of Operations for the quarter ended September 30, 1995. The previously issued Consolidated Condensed Statement of Operations for the quarter ended September 30, 1994 has been restated to reflect those results as discontinued operations. Net sales for the discontinued businesses for the quarters ending September 30, 1995 and 1994 were $3,660,000 and $4,874,000 respectively. The assets of these businesses consist principally of accounts receivable, inventories and equipment, and net of their liabilities have been reflected separately in the Company's Consolidated Condensed Balance Sheets.

In connection with the decision to discontinue these businesses, the Company violated certain covenants of its Revolving Credit Facility including the tangible net worth and leverage covenants as of September 30, 1995. In November 1995, the Company was granted an increase in its revolving credit facility to $70 million from $60 million and received a waiver for all its covenant violations. The revolving credit agreement was also amended to adjust certain covenants for future periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Current Year-to-Date Versus Prior Year-to-Date
----------------------------------------------

The Company's sales for the first quarter of fiscal 1996 increased 9% to $45,002,000 from $41,276,000 in the same quarter last year due to revenue growth at Disc Manufacturing, Inc. (DMI). Sales at DMI increased 22% in the current quarter to $25,429,000 from $20,841,000 in the first quarter last year due to strong growth in unit sales of CD-ROM discs. CD-ROM unit sales increased 111% during the first quarter from the same quarter last year. Audio CD unit sales increased 3% in the first quarter from the same quarter last year. These increases in unit volumes were offset somewhat by declines in the average unit selling prices of these products, resulting in CD-ROM sales dollars increasing 55% during the current quarter and CD audio sales dollars remaining at the same level as last year's first quarter. Sales at Energy Absorption for the current quarter decreased 6% to $12,214,000 from $12,927,000 in the same quarter last year as a result of an unusually strong first quarter last year due to initial sales of the BarrierGate (R) product in that quarter. Sales at Stenograph Corporation decreased slightly to $7,359,000 in the current quarter from $7,508,000 in the same quarter last year. Sales of domestic computer-aided transcription (CAT) hardware and software decreased modestly but was offset by an increase in its international sales.

The gross profit margin in the current quarter decreased to 33.7% from 37.9% in the same quarter last year due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the selling price of optical discs, particularly CD-ROM products. This was offset slightly by volume efficiencies. The Company expects to experience continued pressure on disc selling prices which may have a limiting effect on gross profit margins at DMI. Stenograph Corporation's gross profit margin increased due to production efficiencies resulting in reduced material and labor costs. Energy Absorption's gross profit margin for the current quarter remained at a level consistent with the same quarter last year.

Selling and administrative expenses in the current quarter increased 7% to $10,332,000 from $9,656,000 in the same quarter last year attributable principally to DMI and Energy Absorption. DMI's selling and administrative expenses increased principally due to an increase in legal expense, and CD-ROM selling and marketing expenses. Energy Absorption's selling and administrative expenses increased due to increased marketing expenses. Stenograph Corporation's selling and administrative expenses remained at a level consistent with the same quarter last year.

Research and development expenses in current quarter increased 17% to $878,000 from $749,000 in the same quarter last year. This was due to an increase in R&D expenditures at Stenograph Corporation related to the development of an update to its Premier Power (R) computer-aided transcription software. This increase in R&D at Stenograph Corporation was offset partially by a decrease in R&D at Energy Absorption as a result of, among other things, reduced expenditures on its sewer rehabilitation technology.

Interest income in the current quarter was $77,000 compared to $47,000 in the Company's first quarter last year due to an increase in the rate of interest earned on the Company's $6 million restricted certificate of deposit. Interest expense in the current quarter increased 80% to $1,557,000 from $863,000 in the first quarter last year. This was due to an increase in long-term debt to $78,275,000 as of September 30, 1995 compared to $45,500,000 at the same time last year. Other expenses in the current quarter increased to $166,000 compared to 106,000 in the same quarter last year.

During the first quarter, the Company adopted a plan to dispose of certain businesses including Integrated Information Services, Inc., a document imaging and computerized litigation support company and Litigation Sciences, Inc., a litigation consulting firm, and to abandon the concept of Legal Technologies, Inc. as a full service provider to the legal community.

As a result, the Company recorded a loss during the first quarter consisting of $2,213,000 (net of income tax benefits of $1,475,000) for the estimated operating losses of these businesses from the measurement date through the date of disposition and $8,700,000 (net of income tax benefits of $5,800,000) for the estimated loss on their disposition. In addition, losses of $1,087,000 (net of income tax benefits of $725,000) were incurred by these businesses during the first quarter until the measurement date (September 28, 1995). These results are presented as discontinued operations in the Company's Consolidated
Condensed Statement of Operations for the quarter ended September 30, 1995.
The previously issued Consolidated Condensed Statement of Operations for the quarter ended September 30, 1994 has been restated to reflect those results as discontinued operations.

In connection with the decision to discontinue these businesses, the Company violated certain covenants of its Revolving Credit Facility including the tangible net worth and leverage covenants as of September 30, 1995. In November 1995, the Company was granted an increase in its revolving credit facility to $70 million from $60 million by its bank group and in addition, received a waiver for all its covenant violations. The revolving credit agreement was also amended to adjust certain covenants for future periods.

Also during the first quarter, DMI was notified by BMG Music, one of its major customers, that it is terminating its purchase agreement with DMI effective December 31, 1995. In fiscal 1995 BMG accounted for 38% of DMI's total sales. DMI is currently developing a plan to replace this business, but is uncertain as to how much of this business can be replaced. In the event DMI is unsuccessful in its pursuit of this replacement business, profits and cash flow may be materially affected.

Liquidity and Capital Resources
-------------------------------

The Company has cash of $509,000 and additional funds of $11,700,000 available under its bank arragements at September 30, 1995. Operating activities were a source of cash for the Company providing cash of $7,122,000.

Cash of $17,145,000 was used during the first quarter for investing activities. The Company's primary investing activity was the purchase of $17,451,000 in plant and equipment. These capital expenditures were made primarily at DMI for the final phase of its planned expansion program to increase its capacity to 200 million discs annually.

Financing activities provided cash of $8,439,000 principally from borrowings under the Company's bank facilities offset slightly by, among other things, the payment of a semiannual cash dividend to its shareholders.

During the balance of fiscal 1996, the Company anticipates the need for approximately $11,000,000 in cash for capital expenditures. In addition, the Company may have a need for $8.7 million in the event that certain shareholders of Quantic Industries, Inc. exercise their right to sell their Quantic shares to the Company. The Company may also need additional cash as it may consider acquiring additional businesses that complement its existing operating segments.

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

                                        II
                                OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------

1. DISC MANUFACTURING, INC. ET AL. V. MASSEY ET AL., CV-90-H-01029-NE (U.S. District Court for the Northern District of Alabama). A court-ordered mediation was conducted in early October 1995. No resolution of this matter was reached. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, Item 3, for additional information.

2. ASHBY V. DISC MANUFACTURING, INC., CV-95-N-0247-NE (U.S. District Court for the Northern District of Alabama). A court-ordered mediation was conducted in October 1995. Settlement discussions are continuing. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995 for additional information.

3. DISCOVISION ASSOCIATES V. DISC MANUFACTURING, INC., Case No. 95-21 (U.S. District Court for the District of Delaware). The Court has granted plaintiffs' motion to amend its complaint to include an additional four patents. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, Item 3, for additional information.


ITEM 2.  Changes in Securities
------------------------------

None.


ITEM 3.  Default upon Senior Securities
---------------------------------------

None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.


ITEM 5.  Other Information
--------------------------

None.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit 11.  Statement regarding Computation of Earnings Per Share.
(b) There were no reports filed on Form 8-K for the quarter ended September 30, 1995.

                                 SIGNATURE
                                 ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE:   November 13, 1995                     /s/Myron R. Shain
     ----------------------                  -----------------------------------
                                             MYRON R. SHAIN
                                             EXECUTIVE VICE PRESIDENT - FINANCE
                                             (Chief Financial & Accounting
                                             Officer)