Form 10-Q
period 1995-12-31
QUIXOTE CORP
filed 1996-02-08
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended December 31, 1995

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


                               QUIXOTE CORPORATION


                            (a Delaware Corporation)
                              One East Wacker Drive
                            Chicago, Illinois  60601
                           Telephone:  (312) 467-6755


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   XX          NO
                                                    ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,863,168 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 1995.

                                     PART I
                             FINANCIAL INFORMATION

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)


                                       Three Months Ended December 31,
                                       --------------------------------
                                           1995             1994
                                           ----             ----
Net sales.............................$ 43,697,000      $ 42,573,000
Cost of sales.........................  30,423,000        27,183,000
                                      ------------      ------------
Gross profit..........................  13,274,000        15,390,000

Selling & administrative expenses.....  10,110,000        10,622,000
Research & development expenses.......     875,000           798,000
                                      ------------      ------------
                                        10,985,000        11,420,000

Operating profit......................   2,289,000         3,970,000
                                      ------------      ------------

Other income (expenses):
  Interest income.....................      92,000            55,000
  Interest expense....................  (1,627,000)         (917,000)
  Other...............................    (242,000)         (125,000)
                                       ------------      ------------
                                        (1,777,000)         (987,000)
                                       ------------      ------------

Earnings from continuing operations
before income taxes...................     512,000         2,983,000
Provisions for income taxes...........     195,000         1,134,000
                                      ------------      ------------
Earnings from continuing operations...     317,000         1,849,000
                                      ------------      ------------
Loss from discontinued operations
(net of taxes)........................                      (972,000)
                                      ------------      ------------
Net earnings..........................$    317,000      $    877,000
                                      ============      ============

Per share data:
  Earnings from continuing operations.$        .04      $        .23
  Loss from discontinued operations...                          (.12)
                                      ------------      ------------
Net earnings..........................$        .04      $        .11
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   7,989,747         8,181,186
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                        Six Months Ended December 31,
                                       --------------------------------
                                           1995             1994
                                           ----             ----
Net sales.............................$ 88,699,000      $ 83,849,000
Cost of sales.........................  60,250,000        52,830,000
                                      ------------      ------------
Gross profit..........................  28,449,000        31,019,000

Selling & administrative expenses.....  20,442,000        20,278,000
Research & development expenses.......   1,753,000         1,547,000
                                      ------------      ------------
                                        22,195,000        21,825,000

Operating profit......................   6,254,000         9,194,000
                                      ------------      ------------

Other income (expenses):
  Interest income.....................     169,000           102,000
  Interest expense....................  (3,184,000)       (1,780,000)
  Other...............................    (408,000)         (231,000)
                                      ------------      ------------
                                        (3,423,000)       (1,909,000)
                                      ------------      ------------

Earnings from continuing operations
before income taxes...................   2,831,000         7,285,000
Provisions for income taxes...........   1,076,000         2,768,000
                                      ------------      ------------
Earnings from continuing operations...   1,755,000         4,517,000
                                      ------------      ------------

Discontinued operations (net of tax):
  Actual loss from operations.........  (1,087,000)       (1,552,000)
  Estimated loss on disposition of
  discontinued operations............. (10,913,000)
                                      ------------      ------------
Loss from discontinued operations..... (12,000,000)       (1,552,000)
                                      ------------      ------------
Net earnings (loss)...................$(10,245,000)     $  2,965,000
                                      ============      ============

Per share data:
  Earnings from continuing operations.$        .22      $        .55
  Loss from discontinued operations...       (1.50)             (.19)
                                      ------------      ------------
Net earnings (loss)...................$      (1.28)     $        .36
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   7,989,635         8,178,515
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements

                    QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                             December 31,        June 30,
                                          -----------------------------------
ASSETS                                            1995              1995
-----------------------------------------------------------------------------

                                              (Unaudited)
Current assets:
  Cash & cash equivalents.....................$  2,162,000      $  2,093,000
  Accounts receivable, net of allowances
  for doubtful accounts of $2,505,000 at
  December 31 and $2,738,000 at June 30......   28,397,000        28,092,000

Inventories:
  Raw materials...............................   8,092,000         6,383,000
  Work in process.............................   1,109,000         1,128,000
  Finished goods..............................   2,346,000         2,140,000
                                              ------------      ------------
                                                11,547,000         9,651,000

Other current assets..........................   4,120,000         3,348,000
                                              ------------      ------------
Total current assets..........................  46,226,000        43,184,000
                                              ------------      ------------


Property, plant and equipment, at cost........ 155,342,000       142,626,000
Less accumulated depreciation................. (59,887,000)      (51,912,000)
                                              ------------      ------------
                                                95,455,000        90,714,000
                                              ------------      ------------

Other assets including $6,000,000
certificate of deposit........................  20,923,000        22,326,000

Net assets of discontinued operations.........     760,000        13,362,000
                                              ------------      ------------

                                              $163,364,000      $169,586,000
                                              ============      ============


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                             December 31,        June 30,
                                             --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY             1995               1995
-----------------------------------------------------------------------------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt..........$    975,000        $    975,000
  Accounts payable...........................   9,328,000          19,086,000
  Accrued expenses...........................  17,918,000          16,077,000
  Income taxes payable.......................   1,903,000           3,470,000
                                             ------------        ------------
Total current liabilities....................  30,124,000          39,608,000
                                             ------------        ------------

Long-term debt...............................  82,450,000          68,000,000

Deferred income taxes........................   3,063,000           3,063,000

Shareholders' equity:
  Common stock...............................     143,000             143,000
  Capital in excess of par value of stock....  29,268,000          29,268,000
  Retained earnings..........................  23,789,000          34,977,000
  Treasury stock, at cost....................  (5,473,000)        (5,473,000)
                                             ------------        ------------
                                               47,727,000          58,915,000
                                             ------------        ------------

                                             $163,364,000        $169,586,000
                                             ============        ============


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                  Six Months Ended December 31,
                                                 --------------------------------
                                                        1995             1994
                                                       -------         -------
Cash from operating activities:
Earnings from continuing operations.................$ 1,755,000      $ 4,517,000
Loss from discontinued operations...................(12,000,000)      (1,552,000)
                                                    -----------      -----------
Net earnings (loss).................................(10,245,000)       2,965,000
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation......................................  7,975,000        6,014,000
  Amortization......................................    858,000        1,086,000
  Provision for losses on accounts
  receivable........................................     74,000           18,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable......   (379,000)       2,190,000
    Increase in inventories and other current
    assets.......................................... (2,668,000)      (1,588,000)
    Increase (decrease) in accounts payable
    and accrued expenses............................  1,226,000          (20,000)
    Decrease in income taxes payable................ (1,567,000)      (1,198,000)
  Discontinued operations-noncash charges and
  working capital changes........................... 12,602,000
                                                    -----------      -----------
Net cash provided by operating activities...........  7,876,000        9,467,000
                                                    -----------      -----------
Investing activities:
  Purchase of property, plant and equipment.........(21,941,000)     (16,629,000)
  Capitalized systems, design and software costs....   (339,000)        (495,000)
  Decrease in funds deposited with IDB trustee......  1,536,000
  Other.............................................   (652,000)         (83,000)
                                                    -----------      -----------
Net cash used in investing activities...............(21,396,000)     (17,207,000)
                                                    -----------      -----------
Financing activities:
  Borrowings (payments) on revolving line of credit. 14,450,000       10,025,000
  Payment of semi-annual dividend...................   (861,000)        (853,000)
  Proceeds from exercise of stock options...........                     237,000
  Repurchase of company stock for Treasury..........                    (100,000)
                                                    -----------      -----------
  Net cash provided by financing
   activities....................................... 13,589,000        9,309,000
                                                    -----------      -----------
Increase in cash and cash equivalents...............     69,000        1,569,000

Cash and cash equivalents at beginning of period....  2,093,000        1,021,000
                                                    -----------      -----------

Cash and cash equivalents at end of period..........$ 2,162,000      $ 2,590,000
                                                    ===========      ===========

Note:  During the six months ended December 31, 1995, the Company made cash payments of
$451,000 for income taxes and paid $2,866,000 for interest.  During the same period last year the Company made cash payments of $3,015,000 for income taxes and paid $1,466,000 for interest.

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

2. On September 28, 1995, the measurement date, the Company adopted a plan to dispose of Integrated Information Services, Inc., a document imaging and computerized litigation support company, and Litigation Sciences, Inc., a litigation consulting firm, and to abandon the concept of Legal Technologies, Inc. as a full service provider to the legal community.

As a result, the Company recorded a loss during the first quarter consisting of $2,213,000 (net of income tax benefits of $1,475,000) for the estimated operating losses of these businesses from the measurement date through the estimated date of disposition and $8,700,000 (net of income tax benefits of $5,800,000) for the estimated loss on their disposition. In addition, losses of $1,087,000 (net of income tax benefits of $725,000) were incurred by these businesses during the first quarter until the measurement date (September 28, 1995). These results are presented as discontinued operations in the Company's Consolidated Condensed Statements of Operations for the six months ended December 31, 1995. The previously issued Consolidated Condensed Statements of Operations for the quarter and six months ended December 31, 1994 have been restated to reflect those results as discontinued operations. Net sales for the discontinued businesses for the six months ending December 31, 1995 and 1994 were $7,413,000 and $9,260,000 respectively. Net sales for the discontinued businesses for the quarter ending December 31, 1995 and 1994 were
$3,753,000 and $4,386,000 respectively.   The assets of these businesses
consist principally of accounts receivable, inventories and equipment, and net of their liabilities have been reflected separately in the Company's Consolidated Condensed Balance Sheets.

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


3.   In December 1995, Disc Manufacturing, Inc. settled a lawsuit with
three former employees.   The cost of the settlement, including legal fees
was $584,000 and was expensed in the Company's second quarter.

Subsequent Events:
--------------------
4. On January 5, 1996, Energy Absorption Systems, Inc., and Quantic Industries, Inc. (Quantic), agreed to extend certain provisions of the "Surviving Stockholder Agreement" from January 6, 1996, to February 29,
1996.   This agreement with certain stockholders of Quantic, among other things, grants those stockholders a right to require Energy Absorption to purchase all of their shares (52.5% of the common stock) of Quantic for $8.7 million.

5. On January 10, 1996, Energy Absorption entered into an agreement with Barrier Systems, Inc., to sell and assign all of its rights to certain
patents related to the movable traffic barrier system.   Energy sold the
patents for $1,960,000, which will result in a gain of approximately $350,000, to be recorded in the Company's third quarter of fiscal 1996.

6. On January 25, 1996, Stenograph Corporation sold certain assets of Litigation Sciences, Inc. (LSI) for the assumption of certain liabilities
of LSI.   The remaining assets and liabilities of LSI retained by
Stenograph include accounts receivable and liabilities under certain lease obligations.

                  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
---------------------------------------------------

The Company's sales for the first six months fiscal 1996 increased 6% to $88,699,000 from $83,849,000 in the same period last year due to revenue growth at Disc Manufacturing, Inc. (DMI). Sales at DMI increased 12% in the six month period to $51,422,000 from $45,873,000 in the same period last year due to strong growth in unit sales of CD-ROM discs. CD-ROM unit sales increased 102% during the six month period from the same period last year. Audio CD unit sales however decreased 16% in the six month period from the same period last year. This decline in audio CD sales was due to the loss of a major customer, BMG Music as discussed below, and also to a general softness in the music industry. As a result of declines in the average unit selling price of these products, CD-ROM sales dollars increased 57% during the six month period and CD audio sales dollars declined 19% from the same period last year. Sales at Energy Absorption for the six months were $22,288,000, level with last year sales of $22,210,000. Sales at Stenograph Corporation decreased 5% in the first six months to $14,989,000 from $15,766,000 in the same period last year. Sales of domestic computer-aided transcription (CAT) hardware and software decreased offset somewhat by an increase in international sales.


The gross profit margin in the current six month period decreased to 32.1% from 37.0% in the same period last year due to margin reductions at DMI. DMI's gross profit margin decreased principally as a result of a decrease in the selling prices of its products, particularly CD-ROM products. In addition, DMI's unit costs increased slightly because of additional costs (principally depreciation) due to its plant expansion without sufficient capacity utilization to offset these costs. The Company expects to experience continued pressure on disc selling prices which may have a limiting effect on its gross profit margins. Stenograph Corporation's gross profit margin increased due to production efficiencies resulting in reduced material and labor costs. Energy Absorption's gross profit margin for the current six month period increased slightly due to a change in product mix.

Selling and administrative expenses in the current six month period increased slightly to $20,442,000 from $20,278,000 in the same period last year. DMI's selling and administrative expenses increased principally due to an increase in legal expense due to the settlement of a lawsuit (as discussed in footnote 3 to the Consolidated Condensed Financial Statements) and to an increase in CD-ROM selling and marketing expenses as that market expands. Energy Absorption's selling and administrative expenses increased due to increased marketing expenses. Stenograph Corporation's selling and administrative expenses decreased due to the settlement of litigation last year requiring additional expense of $685,000 that was recorded in last years six month period.

Research and development expenses in current six month period increased 13% to $1,753,000 compared to $1,547,000 in the same period last year. This was due to an increase in R&D expenditures at Stenograph Corporation related to the development of an update to its Premier Power computer-aided transcription software. This increase in R&D at Stenograph Corporation was offset partially by a decrease in R&D at Energy Absorption as result of, among other things, reduced expenditures on its sewer rehabilitation technology.

Interest income in the current six month period was $169,000 compared to $102,000 in the same period last year due to an increase in the rate of interest earned on its $6 million restricted certificate of deposit. Interest expense in the current six month period increased 79% to $3,184,000 from $1,780,000 in the same quarter last year. This was due to the increase in debt to $83,425,000 as of December 31, 1995 compared to $49,000,000 at the same time last year. Other expenses in the current six month period increased to $408,000 compared to $231,000 in the same period last year.

During the first quarter, the Company adopted a plan to dispose of Integrated Information Services, Inc., a document imaging and computerized litigation support company and Litigation Sciences, Inc., a litigation consulting firm, and to abandon the concept of Legal Technologies, Inc. as a full service provider to the legal community.

As a result, the Company recorded a loss of $12 million during the first quarter consisting of $3.3 million (net of income tax benefits of $2.2 million) for the estimated operating losses of these businesses through the date of disposition and $8.7 million (net of income tax benefits of $5.8 million) for the estimated loss on their disposition. These results are presented as discontinued operations in the Company's Consolidated Condensed Statements of Operations. The assets of these businesses consist principally of accounts receivables, inventories and equipment and net of their liabilities have been reflected separately in the Company's Consolidated Condensed Balance Sheets.

In connection with the decision to discontinue these businesses, the Company violated certain covenants of its Revolving Credit Facility including the tangible net worth and leverage covenants as of September 30, 1995. In November 1995, the Company was granted an increase in its revolving credit facility to $70 million from $60 million by its bank group and in addition, received a waiver for all its covenant violations. In addition, the bank group amended the revolving credit agreement adjusting these covenants for future periods.


Also during the period, DMI was notified by BMG Music, a major customer, that it is terminating its purchase agreement with DMI effective December 31, 1995. In fiscal 1995 BMG accounted for 38% of DMI's total sales. DMI is currently trying to replace this business but has only been partially successful to date due to, among other things, the current overcapacity in the industry. To the extent DMI is unsuccessful replacing this business, profits and cash flows may be materially affected.


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the second quarter of fiscal 1996 increased 3% to $43,697,000 from $42,573,000 in the same quarter last year due to revenue growth at Energy Absorption Systems and Disc Manufacturing, Inc.
Sales at Energy Absorption for the current quarter increased 9% to $10,074,000 from $9,283,000 in the same quarter last year due to an increase in sales of its GREAT (TM) product, offset somewhat by a decrease in sales of the TMA (truck-mounted attenuator). Sales at DMI increased 4% in the current quarter to $25,993,000 from $25,032,000 in the same quarter last year due to strong growth in unit sales of CD-ROM discs. CD-ROM unit sales increased 97% during the quarter from the same period last year. Audio CD unit sales however decreased 34% in the quarter from the same quarter last year. As a result of declines in the average unit selling price of these products, CD-ROM sales dollars increased 59% during the quarter and CD audio sales dollars declined 37% from the same period last year. Sales at Stenograph Corporation decreased 8% in the current quarter
to $7,630,000 from $8,258,000 in the same period last year.   Sales of
lower margin third party computer hardware including computers and related peripherals continued to decline. Also contributing to the sales decline at Stenograph was a decline in it's Stentura product line.

The gross profit margin in the current quarter decreased to 30.4% from 36.1% in the same period last year due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the selling prices of its products, particularly CD-ROM products. In addition, DMI's unit costs increased because of additional costs (mainly depreciation) due to its plant expansion without sufficient capacity utilization to offset these costs. The Company expects to experience continued pressure on disc selling prices and lower than expected volumes which may have a limiting
effect on its gross profit margins.   Stenograph Corporation's  gross
profit margin increased due to production efficiencies resulting in reduced material and labor costs. Energy Absorption's gross profit margin for the quarter increased due to a change in product mix.

Selling and administrative expenses in the current quarter decreased 5% to $10,110,000 from $10,622,000 in the same quarter last year due to Stenograph Corporation. Stenograph Corporation's selling and administrative expenses decreased due to the settlement of litigation last year requiring an additional expense accrual of $685,000 that was recorded
in last years second quarter.   Offsetting this decrease in  selling and
administrative expenses, DMI's selling and administrative expenses increased principally due an increase in legal expense due to the settlement of a lawsuit (as discussed in footnote 3 to the Consolidated Condensed Financial Statements) and to the increase in CD-ROM selling and marketing expenses as that market expands. Energy Absorption's selling and administrative expenses also increased due to increased marketing expenses.


Research and development expenses in current quarter increased 10% to $875,000 from $798,000 in the same period last year. This was due to an increase in R&D expenditures at Stenograph Corporation related to the development of an update to its Premier Power computer-aided transcription software. This increase in R&D at Stenograph Corporation was offset partially by a decrease in R&D at Energy Absorption as result of, among other things, reduced expenditures on its sewer rehabilitation technology.


Interest income in the current quarter was $92,000 compared to $55,000 in the same quarter last year due to an increase in the rate of interest earned on its $6 million restricted certificate of deposit. Interest expense in the current quarter increased 77% to $1,627,000 from $917,000 in the same quarter last year. This was due to the increase in debt to $83,425,000 as of December 31, 1995 compared to $49,000,000 at the same time last year. Other expenses in the current quarter increased to $242,000 from $125,000 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has cash of $2,162,000 and additional funds of $6,550,000 available under its bank arrangements at December 31, 1995. Operating activities were a source of cash for the Company for the first six months of fiscal 1996 providing cash of $7,876,000.

Cash of $21,396,000 was used during the six month period for investing activities. The Company's primary investing activity was the purchase of $21,941,000 in plant and equipment. These capital expenditures were made primarily at DMI for the final phase of its expansion program to increase its capacity to 200 million gross discs annually.

Financing activities provided cash of $13,589,000 principally from borrowings under the Company's bank facilities offset somewhat by the payment of a semiannual cash dividend to its shareholders.

During the balance of fiscal 1996, the Company anticipates the need for approximately $4,000,000 in cash for capital expenditures. In addition, the Company may have a need for $8.7 million in the event that certain shareholders of Quantic Industries, Inc. exercise their right to put their Quantic shares to the Company. The Company may also need additional cash as it considers acquiring additional businesses that complement its existing operating segments. Also, each of the Company's operating segments will require additional investments in working capital to maintain growth. These expenditures will be financed either through cash generated from operations or from borrowings available under the Company's revolving credit facility. The Company may also consider divesting its remaining legal businesses to generate additional cash. The Company believes its cash generated from operations and funds available under its existing credit facility or increases in its credit facility are sufficient for all planned operating and capital requirements.


                                        II
                                OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------

1. REPETITIVE STRESS INJURY LITIGATION. A total of thirty cases have been filed to date against Stenograph Corporation and, in some cases, the Company. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, Item 3, for additional information.

2. THOMSON S. A. V. TIME WARNER ET AL., Case No. 94-83 (U. S. District Court for the District of Delaware). The February 1996 trial date has been postponed to an undetermined date in July 1996. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, Item 3, for additional information.

3. SHERRELL SEARS V. ENERGY ABSORPTION SYSTEMS, Case No. CV-94-128 (Circuit Court of St. Clair County, Alabama). The Company's motion for summary judgment was granted on December 7, 1995, dismissing all claims against the Company. Plaintiff has the right to appeal the decision. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, Item 3, for additional information.

4. ASHBY V. DISC MANUFACTURING, INC., Case No. CV-95-N-0247 NE (U.S. District Court for the Northern District of Alabama). This matter was settled in December 1995. In exchange for a lump sum payment to plaintiffs, plaintiffs agreed to dismiss all claims against Disc
Manufacturing, Inc. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995 for additional information.


ITEM 2. Changes in Securities
-----------------------------
None.


ITEM 3.  Default upon Senior Securities
---------------------------------------
None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on November 16, 1995. The matters voted on at the Annual Meeting were as follows:

(i) The election of William G. Fowler and Robert D. van Roijen, Jr. to serve as directors.

(ii) The approval of Coopers & Lybrand, L.L.P. as independent auditors for the Company.

Messrs. Fowler and van Roijen were elected and all other matters were approved as follows:

                                             VOTES
                                                  Abstain or
                               For     Against     Withheld    No Vote
                              -----    -------    ----------   -------
Election of Directors
  William G. Fowler         6,675,033              106,314
  Robert D. van Roijen      6,638,729              142,618

Approval of Coopers and
  Lybrand, L.L.P.           6,686,359   38,498      56,490



ITEM 5.  Other Information
--------------------------
None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibit 11.  Statement regarding Computation of Earnings per Share.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

(c)  Exhibits

       * Management contract, compensatory plan or agreement

       10.(a) Seventh Amendment to Loan Agreement dated as of November 10, 1995 by and among the Company, Energy Absorption Systems, Inc., Disc Manufacturing, Inc., Stenograph Corporation, Discovery Products, Inc. f/k/a Stenograph Legal Services, Inc., Spin-Cast Plastics, Inc., Composite Components, Inc., Integrated Information Services, Inc., Litigation Sciences, Inc., Safe-Hit Corporation, and The Northern Trust Company , NBD Bank and LaSalle National Bank.

          (b) Second Amendment to Lease Agreement between the Company and United Insurance Company of America dated January 30, 1995.

          (c) Third Amendment to Lease Agreement between the Company and United Insurance Company of America dated January 18, 1996.

          (d)* Letter Agreement between the Company and Leslie J. Jezuit dated December 15, 1995.

          (e) Agreement dated January 5, 1996 amending the Surviving Stockholders Agreement dated April 12, 1995 between Energy Absorption Systems, Inc. and Quantic Industries, Inc., James S. Fetherston, Charles G. Davis, Jr., individually and as trustee, and certain other parties.

          (f) Assignment Agreement dated January 10, 1996 between Energy Absorption Systems, Inc. and Barrier Systems, Inc.

                                 SIGNATURE
                                 ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE:   February 8, 1996                     /s/Myron R. Shain
     ----------------------                  ------------------------
                                             MYRON R. SHAIN
                                             EXECUTIVE VICE PRESIDENT -
                                             FINANCE
                                             (Chief Financial & Accounting
                                             Officer)