Form 10-Q
period 1996-03-31
QUIXOTE CORP
filed 1996-05-15
CIK 32870

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended March 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,882,501 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 1996.

                                     PART I
                             FINANCIAL INFORMATION

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                       Three Months Ended March 31,
                                       --------------------------------
                                           1996             1995
                                           ----             ----
Net sales.............................$ 26,426,000      $ 32,393,000
Cost of sales.........................  19,840,000        21,203,000
                                      ------------      ------------
Gross profit..........................   6,586,000        11,190,000

Selling & administrative expenses.....   7,588,000         5,995,000
Research & development expenses.......     540,000           321,000
                                      ------------      ------------
                                         8,128,000         6,316,000

Operating profit (loss)...............  (1,542,000)        4,874,000
                                      ------------      ------------

Other income (expenses):
  Interest income.....................      64,000            65,000
  Interest expense....................  (1,604,000)       (1,085,000)
  Other...............................     178,000          (113,000)
                                      ------------      ------------
                                        (1,362,000)       (1,133,000)
                                      ------------      ------------

Earnings (loss) from continuing operations
before income taxes...................  (2,904,000)        3,741,000
Provision for income taxes............  (1,103,000)        1,421,000
                                      ------------      ------------
Earnings (loss) from continuing
 operations...........................  (1,801,000)        2,320,000
                                      ------------      ------------

Loss from discontinued operations
  (net of tax)........................                      (611,000)
                                      ------------      ------------
Net earnings (loss)...................$ (1,801,000)     $  1,709,000
                                      ============      ============

Per share data:
  Earnings (loss)from continuing
   operations.........................$       (.23)     $        .28
  Loss from discontinued operations...                          (.07)
                                      ------------      ------------
Net earnings (loss)...................$       (.23)     $        .21
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   7,969,669         8,160,989
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements.

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                       Nine Months Ended March 31,
                                       --------------------------------
                                           1996             1995
                                           ----             ----
Net sales.............................$100,136,000      $100,476,000
Cost of sales.........................  72,122,000        65,057,000
                                      ------------      ------------
Gross profit..........................  28,014,000        35,419,000

Selling & administrative expenses.....  21,418,000        18,598,000
Research & development expenses.......   1,115,000         1,158,000
                                      ------------      ------------
                                        22,533,000        19,756,000

Operating profit......................   5,481,000        15,663,000
                                      ------------      ------------

Other income (expenses):
  Interest income.....................     229,000           167,000
  Interest expense....................  (4,788,000)       (2,865,000)
  Other...............................    (244,000)         (299,000)
                                      ------------      ------------
                                        (4,803,000)       (2,997,000)
                                      ------------      ------------

Earnings from continuing operations
before income taxes...................     678,000        12,666,000
Provision for income taxes............     258,000         4,813,000
                                      ------------      ------------
Earnings from continuing operations...     420,000         7,853,000
                                      ------------      ------------

Discontinued operations (net of tax):
  Actual loss from operations.........  (1,553,000)       (3,179,000)
  Estimated loss on disposition of
  discontinued operations............. (10,913,000)
                                      ------------      ------------
Loss from discontinued operations..... (12,466,000)       (3,179,000)
                                      ------------      ------------
Net earnings (loss)...................$(12,046,000)     $  4,674,000
                                      ============      ============

Per share data:
  Earnings from continuing operations.$        .05      $        .96
  Loss from discontinued operations...       (1.56)             (.39)
                                      ------------      ------------
Net earnings (loss)...................$      (1.51)     $        .57
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   7,964,706         8,158,897
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                                 March 31,        June 30,
                                          ------------------------------------
ASSETS                                            1996              1995
- ------------------------------------------------------------------------------
                                              (Unaudited)
Current assets:
  Cash & cash equivalents.....................$  2,355,000      $  2,075,000
  Accounts receivable, net of allowances
  for doubtful accounts of $1,279,000 at
  March 31 and $810,000 at June 30............  21,593,000        24,564,000

Inventories:
  Raw materials...............................   5,364,000         5,269,000
  Work in process.............................     858,000         1,034,000
  Finished goods..............................   1,214,000         1,098,000
                                              ------------      ------------
                                                 7,436,000         7,401,000

Other current assets..........................   3,409,000         2,361,000
                                              ------------      ------------
Total current assets..........................  34,793,000        36,401,000
                                              ------------      ------------


Property, plant and equipment, at cost........ 144,291,000       130,822,000
Less accumulated depreciation................. (53,989,000)      (43,791,000)
                                              ------------      ------------
                                                90,302,000        87,031,000
                                              ------------      ------------

Other assets .................................  11,602,000        21,502,000

Net assets of discontinued operations.........   1,678,000        19,901,000
                                              ------------      ------------

                                              $138,375,000      $164,835,000
                                              ============      ============


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                                March 31,          June 30,
                                             ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1996               1995
- ------------------------------------------------------------------------------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt..........$    975,000        $    975,000
  Accounts payable...........................   4,544,000          16,576,000
  Accrued expenses...........................  14,981,000          12,421,000
  Income taxes payable.......................     580,000           4,110,000
                                             ------------        ------------
Total current liabilities....................  21,080,000          34,082,000
                                             ------------        ------------

Long-term debt...............................  67,500,000          68,000,000

Deferred income taxes........................   3,838,000           3,838,000

Shareholders' equity:
  Common stock...............................     143,000             143,000
  Capital in excess of par value of stock....  29,299,000          29,268,000
  Retained earnings..........................  21,988,000          34,977,000
  Treasury stock, at cost....................  (5,473,000)         (5,473,000)
                                             ------------        ------------
                                               45,957,000          58,915,000
                                             ------------        ------------

                                             $138,375,000        $164,835,000
                                             ============        ============


See Notes to Consolidated Condensed Financial Statements.

                              QUIXOTE CORPORATION AND SUBSIDIARIES
                        Consolidated Condensed Statements of Cash Flows
                                          (Unaudited)

                                                         Nine Months Ended March 31,
                                                         ---------------------------
                                                             1996          1995
                                                         ------------  -------------
Cash from operating activities:
Earnings from continuing operations......................$    420,000  $  7,853,000
Loss from discontinuing operations....................... (12,466,000)   (3,179,000)
                                                         ------------  -------------
Net Earnings (Loss)...................................... (12,046,000)    4,674,000
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation...........................................  10,198,000     9,146,000
  Amortization...........................................     766,000     1,566,000
  Provisions for losses on accounts receivable...........     469,000       237,000
  Changes in operating assets and liabilities:
   Decrease in accounts receivable.......................   2,502,000       148,000
   Increase in inventories and other current assets......  (1,083,000)     (859,000)
   Increase in accounts payable and accrued expenses.....     615,000     3,250,000
   Decrease in income taxes payable......................  (3,530,000)   (1,535,000)
Discontinued operations-noncash charges and working
 capital changes.........................................  12,242,000
Gain on sale of patent...................................    (347,000)
                                                         ------------  ------------
 Net cash provided by operating activities...............   9,786,000    16,627,000

Investing activities:
 Purchase of property, plant and equipment............... (22,694,000)  (27,558,000)
 Proceeds from sale of discontinued operations...........   5,981,000
 (Increase) decrease in funds deposited with
 Industrial Development Board............................   2,323,000    (4,105,000)
 Proceeds from the sale of patent........................   1,960,000
 Other...................................................    (802,000)     (593,000)
                                                         ------------  ------------
 Net cash used in investing activities................... (13,232,000)  (32,256,000)

Financing activities:
 Borrowings (payments) under revolving credit agreement..    (500,000)   17,875,000
 Proceeds from redemption of certificate of deposit......   6,000,000
 Payment of semi-annual cash dividend....................  (1,805,000)   (1,714,000)
 Proceeds from exercise of stock options.................      31,000       254,000
 Repurchase of company stock for treasury................                  (100,000)
                                                         ------------   ------------
 Net cash provided by financing activities...............   3,726,000    16,315,000

Increase in cash and cash equivalents....................     280,000       686,000

Cash and cash equivalents at beginning of period.........   2,075,000     1,021,000
                                                         ------------   -----------
Cash and cash equivalents at end of period...............$  2,355,000   $ 1,707,000
                                                         ============   ===========

Note:  During the nine months ended March 31, 1996, the Company made cash payments of
$1,400,000 for income taxes and paid $4,014,000 for interest.  During the same period last year the Company made cash payments of $4,526,000 for income taxes and paid
$2,144,000 for interest.

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

As a result, the Company recorded a loss during the first quarter of $12,000,000 (net of income tax benefits of $8,000,000) for both the estimated operating losses of these businesses as well as for the estimated losses on their disposition. These results are presented as discontinued operations in the Company's Consolidated Condensed Statements of Operations for the nine months ended March 31, 1996.

On January 25, 1996, Stenograph sold certain assets of its Litigation Sciences
(LSI) division for the assumption by the purchaser of certain liabilities of LSI. The remaining LSI assets and liabilities retained by Stenograph included accounts receivable and accounts payable.

On February 16, 1996, the Company sold certain assets and liabilities of Stenograph Corporation, a business not previously discontinued, which included its Integrated Information Services division to Pettibone Corporation, for approximately $7 million cash. The assets and liabilities retained by the Company include Stenograph's repetitive stress injury cases as well as the LSI net assets. The Company also acts as guarantor under certain lease obligations. The Company used a substantial portion of the sale proceeds to reduce long-term debt.

The previously issued Consolidated Condensed Statements of Operations for the quarter and nine months ended March 31, 1995 have been restated to reflect those results as discontinued operations. Net sales for the discontinued businesses for the nine months ending March 31, 1996 and 1995 were $27,510,000 and $38,192,000 respectively. Net sales for the discontinued businesses for the quarter ending March 31, 1996 and 1995 were $5,056,000 and $13,166,000 respectively. The assets of these businesses consist principally of accounts receivable, inventories and equipment, and net of their liabilities have been reflected separately in the Company's Consolidated Condensed Balance Sheets.

3.  In December 1995, Disc Manufacturing, Inc. settled a lawsuit with three
former employees.   The cost of the settlement, including legal fees was
$584,000 and was expensed in the Company's second quarter.

4. On January 10, 1996, Energy Absorption entered into an agreement with Barrier Systems, Inc., to sell and assign all of its rights to certain patents
related to the movable traffic barrier system.   Energy sold the patents for
$1,960,000, which resulted in a gain of approximately $350,000 in the Company's third quarter of fiscal 1996.

5. On March 26, 1996 the Madison County Alabama Circuit Court approved DMI's substitution of a $6 million surety bond backed by a $2 million letter of credit to replace a $6 million certificate of deposit posted as injunction security. The Company used the proceeds of the certificate of deposit to reduce its long term debt.

6. During the quarter, the Company suspended the development of its sewer rehabilitation technology and recorded a loss of approximately $250,000 to eliminate its investment in this project.

7. During the quarter, the Company violated certain covenants of its revolving credit facility including the earnings and leverage covenants as of March 31, 1996. Subsequent to quarter end, the Company reached an agreement with the Bank Group to amend certain covenants for future periods and to reduce the credit facility $5 million to $65 million and received a waiver for its covenant violations.

Subsequent Events:
- --------------------
8. On April 25, 1996, the Company accepted an offer to sell its 40% interest in Quantic Industries, Inc. from the majority shareholders of Quantic. The purchase price of $9 million consists of $4.5 million in cash and $4.5 million in a five year note with interest at 10%. Equal principal payments over the term of the loan are due annually with interest payable quarterly. The loan is secured by the common stock of Quantic. Subsequently, the parties have discussed an all cash transaction for a reduced purchase price. The buyer has until June 26, 1996 to obtain financing.

                  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR TO DATE  VERSUS PRIOR YEAR TO DATE

The Company's sales for the first nine months of fiscal 1996 decreased slightly to $100,136,000 from $100,476,000 in the same period last year. Sales at DMI decreased 1% in the nine month period to $66,895,000 from $67,478,000 in the same period last year. CD-ROM unit sales increased 92% during the nine month period from the same period last year reflecting continued growth in that market. Audio CD unit sales decreased 34% in the nine month period from the same period last year. This was due principally to the loss of a major customer, BMG Music during the Company's second quarter. BMG Music accounted for 38% of DMI's total sales in fiscal 1995. As a result of declines in the average unit selling price of these products, CD-ROM sales dollars increased 51% during the nine month period and CD audio sales dollars declined 37% from the same period. Sales at Energy Absorption for the nine months were $33,241,000 an increase of 1% from sales of $32,998,000 for the same period last year.

The gross profit margin in the current nine month period decreased to 28.0% from 35.3% in the same period last year due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the selling prices of its products, particularly CD-ROM products as well as from volume inefficiencies. DMI also had a reduction in gross profit margin due to a change in packaging sales mix. The Company expects to experience continued pressure on disc selling prices which may have a limiting effect on its gross profit margins. Energy Absorption's gross profit margin for the current nine month period increased slightly due to a change in product mix.

Selling and administrative expenses in the current nine month period increased 15% to $21,418,000 from $18,598,000 in the same period last year. DMI's selling and administrative expenses increased largely due to an increase in legal expense and to a lesser extent an increase in CD-ROM selling and marketing expenses. Energy Absorption's selling and administrative expenses increased due to increased marketing expenses.

Research and development expenses in the current nine month period decreased 4% to $1,115,000 compared to $1,158,000 in the same period last year. This decrease in R&D was due to the suspension of development on its sewer rehabilitation technology which was offset somewhat by increases in other projects at Energy Absorption.

Interest income in the current nine month period was $229,000 compared to $167,000 in the same period last year due to an increase in the rate of interest earned on its $6 million restricted certificate of deposit. Late in the current quarter, this CD was redeemed and used to reduce long-term debt. (See Note 5 to the Company's Consolidated Condensed Financial Statements.) Interest expense in the current nine month period increased 67% o $4,788,000 from $2,865,000 in the same period last year. This was due to the increase in the average long-term debt outstanding compared to the same period last year. Other expenses in the current nine month period remained at a level consistent with the same period last year.

During the first quarter, the Company adopted a plan to dispose of Integrated Information Services, Inc., a document imaging and computerized litigation support company and Litigation Sciences, Inc., a litigation consulting firm, and to abandon the concept of Legal Technologies, Inc. as a full service provider to the legal community.

As a result, the Company recorded a loss of $12 million during the first quarter consisting of $3.3 million (net of income tax benefits of $2.2 million) for the estimated operating losses of these businesses through the date of disposition and $8.7 million (net of income tax benefits of $5.8 million) for the estimated loss on their disposition. These results are presented as discontinued operations in the Company's Consolidated Condensed Statement of Operations. The assets of these businesses consist principally of accounts receivable, inventories and equipment and net of their liabilities have been reflected separately in the Company's Consolidated Condensed Balance Sheets.

On January 25, 1996 Stenograph sold certain assets of its Litigation Sciences
(LSI) division for the assumption by the purchaser of certain liabilities of LSI. The remaining LSI assets and liabilities retained by Stenograph included accounts receivable and accounts payable.

On February 16, 1996, the Company sold certain assets and liabilities of Stenograph Corporation, a business not previously discontinued, which included its Integrated Information Services division to Pettibone Corporation, for approximately $7 million cash. The assets and liabilities retained by the Company include Stenograph's repetitive stress injury cases as well as the LSI net assets. The Company also acts as guarantor under certain lease obligations. The Company used a substantial portion of the proceeds to reduce long-term debt.

On April 25, 1996 the Company accepted an offer to sell its 40% interest in Quantic Industries, Inc. from the majority shareholders of Quantic. The purchase price of $9 million consists of $4.5 million in cash and $4.5 million in a five year note with interest at 10%. Equal principal payments over the term of the loan are due annually with interest payable quarterly. Subsequently, the parties have discussed an all cash transaction for a reduced purchase price. The buyers have until June 26, 1996 to obtain financing.


CURRENT YEAR QUARTER  VERSUS PRIOR YEAR QUARTER

The Company's sales for the current quarter decreased 18% to $26,426,000 from $32,393,000 in the same quarter last year. Sales at DMI decreased 28% in the quarter to $15,473,000 from $21,605,000 in last year's quarter. This was due principally to the loss of a major customer, BMG Music, during the Company's second quarter. BMG Music accounted for 38% of DMI's total sales in fiscal 1995. Audio CD unit sales decreased 70% in the current quarter from the same quarter last year. CD-ROM unit sales increased 68% during the quarter from the same period last year reflecting continued growth in that market. As a result of declines in the average unit selling price of both of these products, CD-ROM sales dollars increased 37% during the quarter and CD audio sales dollars declined 37% from the same quarter last year. Sales at Energy

Absorption for the current quarter were $10,953,000, an increase of 2% from sales of $10,788,000 for the same quarter last year.

The gross profit margin in the current quarter decreased to 24.9% from 34.6% in the same quarter last year due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the selling prices of its products, particularly CD-ROM products as well as from volume inefficiencies. DMI also had a reduction in gross profit margin due to a change in packaging sales mix. The Company expects to experience continued pressure on disc selling prices which may have a continued limiting effect on its gross profit margins. Energy Absorption's gross profit margin for the current nine month period increased due to a change in product mix.

Selling and administrative expenses in the current quarter increased 27% to $7,588,000 from $5,995,000 in the same period last year. DMI's selling and administrative expenses increased principally due largely to an increase in legal expense and to a lesser extent an increase in CD-ROM selling and marketing expenses. Energy Absorption's selling and administrative expenses increased due principally to the write-off of its investment in a sewer rehabilitation project of approximately $250,000.

Research and development expenses in the current quarter increased 68% to $540,000 from $321,000 in the same quarter last year. This increase in R&D was due to the increases in several development and testing projects at Energy Absorption.

Interest income in the current quarter was $64,000 compared to $65,000 in the same quarter last year. Interest expense in the current quarter increased 48% to $1,604,000 from $1,085,000 in the same quarter last year. This was due to the increase in the average long-term debt outstanding compared to the same period last year. The Company earned other income of 178,000 in the current quarter compared to other expense of $113,000 the same quarter last year due to a $347,000 gain in the current quarter from the sale of a patent offset somewhat by other expenses. (See Note 4 to the Consolidated Condensed Financial Statements.)



LIQUIDITY AND CAPITAL RESOURCES

The Company has cash of $2,355,000 and additional funds of $16,500,000 available under its bank arrangements. Operating activities were a source of cash for the Company providing cash of $9,786,000.

Cash of $13,232,000 was used during the nine month period for investing activities. The Company's primary investing activity was the purchase of $21,941,000 in plant and equipment. These capital expenditures were made primarily at DMI for the final phase of its expansion program.

Financing activities provided cash of $3,726,000 principally from the redemption of a $6 million certificate of deposit offset somewhat by, among other things, the payments of two semiannual cash dividends of $1,805,000 total. Borrowings under the Company's revolving credit facility decreased for the period by $500,000.

During the quarter, the Company violated certain covenants of its revolving credit facility including the earnings and leverage covenants as of March 31, 1996. Subsequent to quarter end, the Company reached an agreement with the Bank Group to amend certain covenants for future periods and to reduce the credit facility $5 million to $65 million and received a waiver for its covenant violations.

During the balance of fiscal 1996, the Company anticipates the need for approximately $2,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring additional businesses that complement its existing operating segments. Also, each of the Company's operating segments will require additional investments in working capital to maintain growth. These expenditures will be financed either through cash generated from operations or from borrowings on the Company's revolving credit note. The Company believes its cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.




                                        II
                                OTHER INFORMATION


ITEM 1.  Legal Proceedings
- --------------------------

1. DISC MANUFACTURING, INC. ET AL. V. MASSEY ET AL., Case No. CV90-1214 (Madison County Circuit Court, Alabama). A court-ordered mediation was conducted on February 20, 1996. No resolution of the matter was reached. On March 26, 1996 the Court approved DMI's substitution of a bond/letter of credit arrangement for the $6,000,000 certificate of deposit posted as injunction security. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, item 3, for additional information.

2. THOMSON S. A. V. TIME WARNER ET AL., Case No. 94-83 (U. S. District Court for the District of Delaware). A trial date of July 22, 1996 has been set.
In early February, 1996, the judge held a hearing to construe the patent claims as a matter of law; the judge's decision is pending. On February 27, 1996, the judge issued a ruling on pending summary judgment motions filed by the parties, which included the grant of DMI's motion to limit Thomson's recovery of damages and dismissal of several of defendants' defenses. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, item 3, for additional information.

3. SHERRELL SEARS V. ENERGY ABSORPTION SYSTEMS, Case No. CV-94-128 (Circuit Court of St. Clair County, Alabama). The plaintiff has appealed the grant of the Company's motion for summary judgment; a decision is pending. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, item 3, for additional information.

4. TEKLICON, INC. V. QUIXOTE CORPORATION, Case No. CV743993 (California Superior Court). This case has been settled. The plaintiff has agreed to voluntarily dismiss the case with each party to bear its own fees and costs incurred in connection with the matter. See the Company's Form 10-K Report for the fiscal year ended June 30, 1995, item 3, for additional information.

5. XEROTEX ET AL. V. INTEGRATED INFORMATION SERVICES, Case No. 96 Civ. 681 (U.S. District Court for the District of New Jersey). In February, 1996, the

Company was served in this action which arises from the purchase of certain software by Integrated Information Services, Inc. ("IIS") prior to the Company's sale of IIS. The complaint alleges breach of contract by IIS for its alleged failure to market the software and make contractual payments. IIS has answered the complaint and asserted a counterclaim against plaintiffs for breach of warranty, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the purchase agreement.

6. ERNEST CHICO V. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY (Indiana Superior Court). On April 12, 1996 Energy Absorption Systems, Inc. was served in this action which arises from an accident in which the plaintiff hit one of Energy's crash cushions. The Company has referred the case to its insurance carrier and at this time believes that liability resulting from this case will be covered by its insurance policies.


ITEM 2. Changes in Securities
- -----------------------------
None.

ITEM 3.  Default upon Senior Securities
- ---------------------------------------
None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
None.

ITEM 5.  Other Information
- --------------------------
None.

ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  Exhibit 11.  Statement regarding Computation of Earnings per Share.

(b)  Reports on Form 8-K.

     On March 4, 1996, the Company filed a report on Form 8-K, dated the same date, reporting under "Item 2 - Disposition of Assets", the sale of certain assets of Stenograph Corporation and its divisions, Integrated Information Services, Inc. and Litigation Sciences, Inc. On May 1, 1996 the Company filed a Form 8-K/A amendment submitting the required pro forma financial information.

(c)  Exhibits

     *Management contract, compensatory plan or agreement

     3.(b)  Restated By-Laws of the Company as amended through January 23,
1996.

    10.(a) *Key Employee Severance Agreement dated as of April 30, 1996 by and between the Company and Leslie J. Jezuit.

                                 SIGNATURE
                                 ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE:      May 15, 1996                      /s/ Myron R. Shain
     ----------------------                  ---------------------------------
                                             MYRON R. SHAIN
                                             EXECUTIVE VICE PRESIDENT -FINANCE
                                             (Chief Financial & Accounting
                                             Officer)