Form 10-K405
period 1996-06-30
QUIXOTE CORP
filed 1996-09-27
CIK 32870

                                      FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

               For the fiscal year ended                 June 30, 1996
                                                 ----------------------------
                                        OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                         ------------------     -------------------

                      Commission file number           0-7903
                                             --------------------------
                                Quixote Corporation
                    -------------------------------------------
               (Exact name of registrant as specified in its charter)

       DELAWARE                                     36-2675371
- ---------------------------                    -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS              60601
- ------------------------------------------       ---------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:     (312) 467-6755
                                                     ------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock     ($.01-2/3 Par Value)
                   -----------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X            No
                                                     --------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                            $56,808,818 as of August 31, 1996
                     ------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 As of August 31, 1996 there were 7,961,680 shares of common stock outstanding.
 ------------------------------------------------------------------------------

                            DOCUMENTS INCORPORATED BY REFERENCE


The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held November 14, 1996, is incorporated by reference in
Part III to the extent described therein.

                                    TABLE OF CONTENTS

PART I                                                                   PAGE
                                                                        -------
  Item  1.  Business...................................................   4-10

  Item  2.  Properties.................................................     11

  Item  3.  Legal Proceedings..........................................  12-16

  Item  4.  Submission of Matters to a Vote of Security Holders........     16

PART II

  Item  5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters......................................     17

  Item  6.  Selected Financial Data....................................     18

  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  18-21

  Item  8.  Financial Statements and Supplementary Data................  21-36

  Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................     36

PART III

  Item 10.  Directors and Executive Officers of the Registrant.........     37

  Item 11.  Executive Compensation.....................................     37

  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management...........................................     38

  Item 13.  Certain Relationships and Related Transactions.............     38

PART IV

  Item 14.  Exhibits, Financial Statement Schedule and Reports
              on Form 8-K..............................................  39-42

SIGNATURES.............................................................     43

                                       - 3 -

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

Item 1.  Business
- -----------------

Quixote Corporation and its subsidiaries operate as a diversified technology company which develops, manufactures and markets specialized products through two industry segments. One segment is involved in the development, manufacturing and marketing of energy-absorbing highway crash cushions and related highway safety products for the protection of motorists and highway workers in markets which include both domestic and international governmental units. The Company's other segment manufactures music compact discs and CD-ROM discs for the domestic entertainment, data storage, multimedia and education markets.

As of June 30, 1996, Quixote Corporation and its subsidiaries employed 978 people.

HIGHWAY SAFETY DEVICES
- ----------------------



Description of Business
- -----------------------

The patented highway crash cushions manufactured by Energy Absorption Systems, Inc. (Energy) were first conceived and developed in 1969 in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since that time, various types of Energy's highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program. Crash cushions have saved over 21,000 lives since 1969.

Energy develops, manufactures and markets a line of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum and steel shapes, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

The product lines can be generally divided into systems for construction zones and permanent mounts. Product lines used primarily in construction and work zones are: the truck mounted attenuator (TMA), the G-R-E-A-T (R) CZ system and the Triton Barrier (R). Product lines used for permanent applications are: the G-R-E-A-T (R) system, the Sandwich systems, the Low Maintenance Attenuator (LMA), the BrakeMaster (R) system, the TREND (R) system, the Sentre (R) system, the CushionWall (TM), the NEAT (TM) system and the BarrierGate (R). The Energite (R) crash cushion system has been used in both construction zone and permanent applications.

The performance characteristics of the product lines are formally submitted to the US Federal Highway Administration to be approved as being eligible for federal aid highway projects. All systems are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Project number 230 or 350.

Energy does provide product education, selection and application assistance. Energy generally does not perform site preparation or installation for any of its products. Installation services must be obtained from others.

Spin-Cast Plastics, Inc., a wholly-owned subsidiary of Energy Absorption, manufactures rotational molded plastic products including the Energite (R) system, plastic components used in Energy's other product lines, as well as custom designed plastic components for industrial products.

Safe-Hit Corporation, another wholly-owned subsidiary of Energy Absorption, manufactures and markets a line of flexible sign and guide post systems and a glare screen system. The guide posts are extruded from polypropylene, are used to delineate a travel way, channelize vehicles or mark the location of an object. The post features an in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polypropylene, is installed on top of median barriers to eliminate the distraction of lights from an oncoming vehicle on roads where the inside lanes are adjacent to the median barrier. Both products are covered by patents.

In 1989, Energy acquired the world-wide patents and licensing agreements covering the movable traffic barrier system of Quick-Steel Engineering PTY. Ltd. of Botany, Australia. Energy received an 8% royalty on the sales of such products by its licensees. Energy sold the patents and licenses to the US licensee in March 1996.

In July 1992, Energy purchased the stock of Composite Components, Inc. CCI was a development-stage company organized to develop an Electro-Cured (TM) system for the repair and rehabilitation of underground sewer pipes. CCI perfected the process and made several successful installations, but elected not to commercialize the process and ceased operations in 1996.

Competition and Marketing
- -------------------------

Energy's products are sold in all 50 U.S. states. Six regional managers supervise Energy's 24 domestic distributors and make direct sales in areas not covered by distributors. Although the Federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of Energy's products. Energy sells its products principally to either distributors or to contractors (on behalf of state and local governments) with less than 5% sold directly to state and local government agencies. Safe-Hit's products are sold by their own regional managers who supervise a large number of distributors and make sales calls on certain state departments of transportation and contracting firms. A number of other companies manufacture flexible guide posts.

Many international governments are now beginning to recognize the need for crash cushions as a method of reducing traffic fatalities. Energy's products have been sold in 36 foreign countries. Energy's two international consultants and 38 foreign agents make sales to municipal and national governments and contractors who are responding to bids from the respective governments.

Although Energy does experience competition in specific product lines, particularly in the Energite, G-R-E-A-T and TMA lines, no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards.

Government Policies
- -------------------

The market for crash cushions is directly affected by federal, state and local governmental policies. A substantial portion of Energy's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The Intermodal Surface Transportation Efficiency Act of 1991, signed into law on December 18, 1991, provides authorization for highways and highway safety. Total funding of approximately $150 billion could be available over a six year period. The funds are distributed to the states each year. The states must set aside 10 percent for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the Federal Highway Administration. Energy is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

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

Backlog
- -------

As of June 30, 1996, 1995 and 1994, Energy had a backlog of unfilled orders for highway safety devices of $8,591,000, $10,200,000 and $8,057,000, respectively. The Company can usually fill an order within 6 to 8 weeks of receipt.

Research and Development; Patents
- ---------------------------------

Energy conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $1,536,000, $1,545,000 and $1,972,000 in the years 1996, 1995 and 1994, respectively.

Energy owns a number of U.S. and foreign patents covering its major highway safety products. It actively seeks patent and trademark protection for new developments.

Raw Materials
- -------------

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum and wood components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. Energy believes that adequate supplies of these materials will continue to be available.

Major Customers
- ---------------

No single customer represents a significant portion of Energy's highway safety business.

Other
- -----

In April 1995 Energy acquired a 40% interest in Quantic Industries, Inc. for $6,700,000. Quantic is a manufacturer of electronic and pyrotechnic devices for the aerospace and defense industries and has also developed a low-cost proprietary initiator for automobile airbag systems. Energy sold its 40% interest in May 1996 for $8,050,000.

COMPACT DISC MANUFACTURING
- --------------------------



Description of Business
- -----------------------

In 1975, the Company established a venture in Anaheim, California to conduct research on optical disc technology. In 1983, the venture, which was named LaserVideo, Inc., was one of the first to manufacture an audio CD in the United States. LaserVideo opened its second, significantly larger, CD manufacturing facility in Huntsville, Alabama in 1986. In December, 1987 Quixote sold LaserVideo to LaserVideo Acquisition Corporation (LVAC), a wholly owned subsidiary of Disctronics Australia Limited for $55,500,000, consisting of $29,000,000 in cash and $26,500,000 in a note. As a result of LVAC's failure to pay the note when due and after various legal actions and agreements between the parties, LaserVideo was reacquired on May 1, 1990 and renamed Disc Manufacturing, Inc. (DMI). The Company is involved in litigation related to this reacquisition of DMI which is discussed in Item 3 Legal Proceedings in this Form 10-K.

DMI's principal activity is the manufacturing of optical discs. The optical disc is a medium for storing audio, video, text or graphics information and includes compact music discs (CD-Audio) and CD-ROM, as well as other types of optical discs. DMI converts information, generally either music or data, supplied by its customers, to optical disc format and then manufactures these optical discs for its customers. In most cases, DMI will also package these discs such that they would be ready for retail distribution. The advantage of optical discs is that they provide superior sound quality to that of competing audio media and can store vast amounts of information. One CD-ROM can contain up to 650 megabytes of data, or the equivalent of 250,000 pages of text.

During 1994, DMI began a three year expansion plan that increased its annual capacity to approximately 200 million discs. In August 1994, DMI acquired a 218,000 square foot building in Anaheim, California to replace its smaller existing facility located nearby. The total cost of the expansion including the purchase of the new Anaheim building and equipment for both facilities was approximately $50 million. During May 1995, DMI began producing CD's at the new Anaheim facility.

Approximately 56% of DMI's revenues during 1996 were from the manufacturing of CD-ROM's, 35% of revenues from CD manufacturing and the remainder from services such as special mastering and other contract research and development type activities.

DMI is one of the ten largest compact disc manufacturers in the United States. DMI's plant in Huntsville, Alabama has a current annualized capacity of approximately 150 million discs.

DMI's Anaheim facility has an annual production capacity of 50 million discs. While the plant continues to produce CD's to meet west coast-based CD-ROM and music companies' requirements, the facility also is used for contract research and development of non-audio optical storage products.

Competition and Marketing
- -------------------------

CD-Audio
- --------

Six large multi-national music companies, known as the "majors", have historically accounted for nearly 80 percent of the industry's U.S. music sales. Each of these companies is vertically integrated to varying degrees. The majors are as follows:

*WEA (Warner Elektra Atlantic, part of Time Warner);
*Sony Music (previously CBS Records);
*MCA (a subsidiary of Seagrams);
*Capitol/EMI (a subsidiary of Thorn/EMI of the United Kingdom);
*PolyGram (partially owned by NV Philips of Holland) and
*BMG/RCA (part of the Bertelsmann Group of West Germany).

Each of the majors has manufacturing facilities to produce discs for their own needs, and in some cases, actively market for outside disc business as well. Some of the majors use outside sources, as a complement to their own facilities, to manufacture their music. While the majors account for about 80 percent of the U.S. music market, the remainder of the market is comprised of a large group of small independent record companies. These independents typically do not have their own manufacturing facilities. DMI markets CD's through a direct sales force to the majors and to independent record labels.

Presently there are more than sixty CD manufacturers in the United States. The Company believes DMI is one of the ten largest manufacturers and one of the five largest independent manufacturers in the United States. Although production capacity exceeds the anticipated calendar year 1996 shipments of CD's, this excess capacity is utilized to meet the seasonal demands and short turnaround times in the CD industry. DMI competes for CD business on price and service. As CD capacities have increased, selling prices for CD's have declined. This has adversely affected profit margins at DMI. The Company expects selling prices to continue to decline within the foreseeable future.

CD-ROM
- ------

The market for CD-ROM's is much more widely dispersed than music CD's and includes publishers, consumer and commercial software distributors and other companies that need a cost effective way to disseminate large amounts of data with easy search and retrieval capabilities. There are more than 60 manufacturers of CD-ROM's in the United States. These manufacturers include many of those that make music CD's and in addition include companies that manufacture CD-ROM's exclusively. DMI sells CD-ROM's through a direct sales force and value-added resellers. DMI competes on the basis of quality, price and customer service. Selling prices are declining due to competitive pressures. The Company expects a continued decline in selling prices which will adversely affect profit margins at DMI.

Backlog
- -------

As of June 30, 1996, 1995 and 1994 DMI had a backlog of unfilled orders totaling $2,220,000, $3,552,000 and $2,033,000, respectively. Typically, music and CD-ROM companies demand manufacturing turnaround times (the time from which a sales order is received until that order is shipped) of ten days or less. Because of this, DMI believes the size of the backlog is not an effective indicator of its operating status.

RESEARCH AND DEVELOPMENT; PATENTS
- ---------------------------------

DMI is actively involved in developing mastering equipment and replication processes for the new Digital Versatile Disc (DVD) format. This two-sided, dual layer product may ultimately hold up to 17 gigabytes of information. It is expected to be particularly well suited for carrying movies or current multi-disc CD-ROM applications. The industry launch of this product is anticipated in the spring of 1997.

DMI has entered into licensing arrangements with certain companies holding patents with respect to optical disc technology. These arrangements require DMI to pay royalties on each disc produced. Other companies have sued DMI for infringement related to their patents on optical disc technology. This litigation is discussed more fully in Item 3 Legal Proceedings in this Form 10-K.

RAW MATERIALS
- -------------

The principal raw materials in the manufacturing of compact discs are polycarbonate, aluminum, UV curable protective coating and ink. All items are available from multiple sources and competitively priced. DMI believes that adequate supplies of all materials will continue to be available in the long term.

MAJOR CUSTOMERS
- ---------------

DMI has manufactured CD's for all six of the major U.S. music companies. BMG Music, which includes the RCA label, has historically been the largest single customer of DMI, and accounts for 8%, 18% and 21% of Quixote Corporation's annual consolidated revenue during the years ended June 30, 1996, 1995 and 1994, respectively. No other customer accounts for 10% or more of total Company revenues.

During 1996, DMI lost BMG Music as its major customer. In September 1996, a new agreement was reached with BMG Music for an unspecified volume which the Company believes will be less than historical levels.

LEGAL TECHNOLOGIES
- ------------------

During 1996, the Company discontinued the operations of its legal technologies businesses, which had been involved in the development, manufacture and sale of products and systems for the legal community. Under multiple arrangements the Company sold certain assets of this segment for an aggregate sales price of $5,981,000 and the assumption of certain liabilities. Assets and liabilities retained by the Company at June 30, 1996 include accounts receivable, accounts payable, certain repetitive stress injury litigation and liabilities under certain lease obligations.

Item 2. PROPERTIES
- ------------------

                                                                          OWNED OR
LOCATION                     AVAILABLE SPACE   PURPOSE                    LEASED
- --------                     ---------------   -------                    --------

One East Wacker Drive        19,000 sq. ft.    Executive Offices          Leased
Chicago, Illinois

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

739 College Drive            28,000 sq. ft.    Storage facility for       Owned
South Bend, Indiana                            highway safety devices

1930 West Winton Avenue      20,000 sq. ft.    Manufacture of highway     Leased
Hayward, California                            safety devices

4905 Moores Mill Road       332,000 sq. ft.    Manufacture of compact     Owned
Huntsville, Alabama                            discs and CD-ROM's

3400 E. LaPalma Avenue      218,000 sq. ft.    Manufacture of compact     Owned
Anaheim, California                            discs and CD-ROM's

1409 Foulk Road               3,000 sq. ft.    Sale of CD-ROM's           Leased
Wilmington, Delaware

1025 North Brand Boulevard    1,500 sq. ft.    Sale of Compact Discs      Leased
Glendale, California

441 Lexington Avenue          1,000 sq. ft.    Sale of compact discs      Leased
New York, New York

1120 Cosby Way               31,000 sq. ft.    Vacant - to be sold        Owned
Anaheim, California

200 Corporate Pointe         19,800 sq. ft.    Vacant - to be sublet      Leased
Culver City, California

111 Bagby Street              8,100 sq. ft.    Vacant - to be sublet      Leased
Houston, Texas

225 West Washington           5,300 sq. ft.    Sublet                     Leased
Chicago, Illinois

3000 Executive Parkway        5,000 sq. ft.    Sublet                     Leased
San Ramon, California

431 Lakeview Court            4,300 sq. ft.    Vacant - to be sublet      Leased
Mt. Prospect, IL


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

    1. DISC MANUFACTURING, INC. ET AL. v. MASSEY ET AL., CV-90-H-01029-NE (U.S. District Court for the Northern District of Alabama). On May 21, 1990, Quixote and DMI filed this lawsuit against Disctronics Limited, Disctronics (US) Inc., Disctronics, Inc., Moray Investments Limited ("Moray"), Memory-Tech, Inc. ("Memory-Tech") and individuals Peter Massey, Kevin Donovan, David Mackie, and Douglas Adams. This lawsuit alleges that the individual defendants, each a DMI director until April 30, 1990, had in concert with Disctronics Limited and its affiliated companies, misappropriated DMI's corporate opportunity to acquire Memory-Tech, a competing compact disc manufacturer located in Plano, Texas. Rather than present this opportunity to DMI, the Disctronics Group and the individual directors caused Disctronics Limited to acquire Memory-Tech through a new subsidiary, Moray. While DMI and Memory-Tech were operated as an integrated company between March 2, 1990 (the acquisition date of Memory-Tech) and April 30, 1990, Memory-Tech competed with DMI after April 30, when Quixote gained control of DMI pursuant to the Work-Out
    Agreement. In this lawsuit, Quixote and DMI sought a constructive trust over Memory-Tech in favor of DMI, along with unspecified damages.

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

    2. DISC MANUFACTURING, INC. ET AL. v. MASSEY ET AL., CV90-1214L (Madison County Circuit Court, Alabama). On June 13, 1990, DMI and Quixote refiled their state law corporate opportunity claims, along with a claim under the Alabama trademark law, in the Circuit Court for Madison County, Alabama (Huntsville), the jurisdiction in which DMI is located. Quixote and DMI asked the Court to impose a constructive trust on Memory-Tech in addition to an unspecified amount of damages. The Court initially granted a temporary restraining order precluding defendants from transferring any interest in Memory-Tech pending the Court's determination following a preliminary injunction hearing. Following the preliminary injunction hearing, on July 30, 1990, the Court granted the motion for preliminary injunction. In connection with the preliminary injunction and pending the final outcome of the action, Quixote and DMI were required to post a $6 million certificate of deposit as injunction security. The defendants appealed the entry of the preliminary injunction and on May 15, 1992 the Alabama Supreme Court reversed the trial court's issuance of the injunction, remanding the case for further proceedings. Quixote's motion for a rehearing was denied on July 10, 1992. On May 21, 1992 defendants filed a Motion for Partial Summary Judgment on all counts of the complaint asserting breaches of fiduciary duty and using as its basis the Alabama Supreme Court decision.

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

    In its May 1995 Order, the Court also dismissed all of the Company's and DMI's corporate opportunity claims based on breaches of fiduciary duties, along with the claims for unjust enrichment. The Court also denied the Company's and DMI's motion for a new trial with respect to the Court's prior summary judgment on the Company's and DMI's settlement-related counts. This left two counts of the Company's and DMI's First Amended Complaint in the case: a count for tortious interference with contract and business relations and a count for fraud. Both parties appealed the Court's May 1995 ruling. In September 1996 the Alabama Supreme Court ruled on the appeal, reversing the dismissal of the Company's claims and upholding the dismissal of all but one of the Defendants' claims which had been at issue. Consequently, the Company and DMI have pending claims for breach of fiduciary duty, tortious interference and fraud. The defendants pending claims are for wrongful injunction, "palming off", fraud and breach of contract.

    In March 1996, the Court approved DMI's substitution of a $6,000,000 surety bond backed by a $2,000,000 letter of credit to replace the certificate of deposit posted with the Alabama Circuit Court as injunction security.
    Court ordered mediations have not been successful.

B. REPETITIVE STRESS INJURY LITIGATION. Stenograph Corporation, a discontinued operation, is one of a number of manufacturers of keyboard and other equipment that have been sued by individuals for arm, wrist and hand injuries, including carpal tunnel syndrome. All twenty-nine cases filed to date against Stenograph, and in some cases the Company, contend that the Stenograph machine (or other keyboard equipment) was defectively designed and that Stenograph failed to provide adequate warnings about how the equipment should be used to avoid injury. The cases request actual damages, in some cases specified as ranging from $500,000 to $1,000,000, and, in most of the cases, punitive damages, with some cases specifying an amount of $10,000,000. All of the cases have been referred to the Company's insurance carriers and, at this time, the Company believes that liability resulting from these cases, if any, (excluding punitive damages) will be covered by its insurance policies. The cases are in the discovery stage.

C.  RESORT VIDEO LTD. v. LASERVIDEO, INC.  In September 1990, DMI was sued by Resort Video, Ltd. in the Superior Court of the State of California for the County of Los Angeles in an action entitled RESORT VIDEO, LTD. v. LASERVIDEO, INC., No. 74659. Resort Video, a former start-up company, claimed DMI failed to produce certain video discs on schedule, thereby injuring its business. After a trial, on August 25, 1992, the jury
    awarded   Resort Video $975,000 in damages.  DMI moved for a new trial which was granted in October 1992. Plaintiff appealed that decision and DMI cross-appealed the jury's decision. In June 1995 the California Court of Appeals affirmed the trial court's order granting a new trial based on excessive damages. Resort Video's petition for a rehearing was denied. No trial date has been set.

D. THOMSON S.A. v TIME WARNER, ET AL. In February 1994, Disc Manufacturing, Inc., Quixote Corporation and a number of other companies were sued by Thomson S.A. of France in the United States District Court for the District of Delaware in an action entitled THOMSON S.A. v. TIME WARNER, INC., ET AL., No 94-83. The complaint charged that the defendants infringed four Thomson patents by making and selling audio compact discs and requested an order prohibiting defendants from making or selling compact discs which infringe on the patents.
    No specified damages were asked for although the complaint asked that damages be trebled because it alleged the infringement was willful. In the fall of 1994, the Denon and Time Warner defendants entered into consent judgments with the plaintiff. After a trial, in July 1996, the jury found that the Thomson patents were invalid.
    Thomson has moved for judgment as a matter of law or, in the alternative, for a new trial and a decision is pending.

E. SHERRELL SEARS v. ENERGY ABSORPTION SYSTEMS, INC. In June 1994, the Company, Energy Absorption Systems, and two employees or former employees were sued in an action entitled SHERRELL AND ROY SEARS v. ENERGY ABSORPTION SYSTEMS, INC., QUIXOTE CORPORATION, GERALD HAND,
    KEN WIMMER, UPJOHN COMPANY, IPI ISOFOAM SYSTEMS AND RELIANCE
    INSURANCE COMPANY ET AL., in the Circuit Court of St. Clair County, Alabama, No:CV94-128. Plaintiff claimed that she suffered a miscarriage caused by her exposure to fumes while working for Energy. The complaint contained alternating theories of workmen's compensation, tort, product liability, co-employee liability and/or negligent safety inspections.
    No monetary award was specified. In March 1995, the workmen's compensation claims against Energy were settled for a nominal amount.
    In August 1995 the Court granted Energy's motion for summary judgment, dismissing the claims against the Company and the Energy employees.
    That decision was subsequently affirmed on appeal by the Alabama Supreme Court.

F.  JEFFREY SMITH v. ENERGY ABSORPTION SYSTEMS, INC.  In February
    1994, Energy was sued in an action entitled JEFFREY AND JODY SMITH
    v. COMMONWEALTH OF PENNSYLVANIA, DEPARTMENT OF TRANSPORTATION AND
    ENERGY ABSORPTION SYSTEMS, INC., in the Court of Common Pleas of Allegheny County, Pennsylvania, No. GD941220. The complaint alleges that leaking fluid from a crash cushion manufactured by Energy Absorption Systems caused plaintiff to lose control of his motorcycle and incur injuries. No monetary award is specified. The case has been referred to the Company's insurance carriers and discovery is proceeding. At this time, the Company believes that liability resulting from this case, if any, will be covered by its insurance policies.

G. DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC. In January 1995, Disc Manufacturing, Inc. was served in an action entitled
    DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC., Case No.
    95-21, U.S. District Court for the District of Delaware. The complaint alleges that DMI is infringing six DiscoVision patents and seeks injunctive relief and unspecified damages, including punitive damages, against DMI. In August 1995, DiscoVision was granted leave to amend its complaint to allege infringement by DMI of four additional patents. Discovery is proceeding and trial is set to begin in September 1997.

H. DISC MANUFACTURING, INC. v. PIONEER AND DISCOVISION. In January 1995, DMI filed a complaint against Pioneer Electronic Corp., Pioneer Electronics (USA) Inc., Pioneer Capital Inc., and DiscoVision Associates in the U.S. District Court for the Central District of California, Case No. 95-0306, alleging violations of the antitrust laws and acts of unfair competition based on unlawful activities and anticompetitive tactics involving patents related to optical disc technology. DMI's complaint seeks damages, including punitive damages, and injunctive relief. This case has been transferred to the District Court in Delaware and consolidated with DiscoVision Associates' case against DMI pending in that jurisdiction (described in G. above).

I. ESTATE OF THIEL v. ENERGY ABSORPTION SYSTEMS, INC. In December 1994, Energy Absorption Systems, Inc. was served in an action entitled FREDERICK W. THIEL AND MAUREEN THIEL v. SLATTERY
    ASSOCIATES ET AL., Superior Court of New Jersey, Docket No. MRS-L-1431-94. The complaint arises from a March 1992 accident in which the decendent lost control of his car and allegedly struck one of Energy's crash cushions. The complaint seeks unspecified damages from Energy and numerous defendants, including the State of New Jersey, the U.S. Federal

    Highway Administration and various other governmental entities. The Company has referred the case to its insurance carrier and discovery is proceeding. At this time, the Company believes that liability resulting from this case, if any, will be covered by its insurance policies.

J. ENERGY ABSORPTION SYSTEMS, INC. v. ROADWAY SAFETY. In April 1993, Energy filed suit in U.S. District Court for the Northern District of Illinois in an action entitled ENERGY ABSORPTION SYSTEMS, INC.
    v. ROADWAY SAFETY SERVICE, INC., No. 93C 2147 for infringement of Energy's U.S. Patent No. 4,289,419 seeking damages and an injunction. Roadway counterclaimed for a declaratory judgment of non-infringement and invalidity. In February 1996 the Court entered judgment in favor of Roadway, holding that Energy's patent was invalid and not infringed and awarded attorneys' fees and costs to Roadway. The Court later determined the award to be $280,386.
    Energy has appealed and a decision is pending.

K.  MICRO DYNAMICS v. STENOGRAPH CORPORATION.  In 1994, Micro Dynamics,
    Ltd. sued Stenograph Corporation d/b/a Integrated Information
    Services, a discontinued operation, in an action entitled MICRO DYNAMICS, LTD. v. COMPULITS, INC. AND STENOGRAPH CORPORATION, U.S. District Court for the District of Maryland, Civil Action No. CD-94-1805, for copyright infringement, trademark infringement, disclosure and misappropriation of trade secrets and quantum meruit, all arising from IIS' use of certain software licensed by Micro
    Dynamics. Stenograph has denied the allegations and asserted various affirmative defenses and a counterclaim for intentional interference with two contracts between IIS and customers, unfair competition, breach of contract and quantum meruit. Both sides seek damages in excess of $1 million. Stenograph has filed a motion for summary judgment on all of Micro Dynamics' claims and a decision is pending. Discovery is proceeding on Stenograph's counterclaims.

L. ERNEST CHICO v. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY (Indiana Superior Court). On April 12, 1996 Energy Absorption Systems, Inc. was served in this action which arises from an accident in which the plaintiff hit one of Energy's crash cushions. The Company has referred the case to its insurance carrier and at this time believes that liability resulting from this case will be covered by its insurance policies.

M. XEROTEX ET AL. v. INTEGRATED INFORMATION SERVICES, Case No. 96 Civ. 681 (U.S. District Court for the District of New Jersey). In
    February 1996, the Company was served in this action which arises from the purchase of certain software by Integrated Information Services, Inc. ("IIS") prior to the Company's sale of IIS. The complaint alleges breach of contract by IIS for its alleged failure to market the software and make contractual payments. IIS has answered the complaint and asserted a counterclaim against plaintiffs for breach of warranty, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the purchase agreement. Discovery is proceeding.

    The Company is involved in other legal actions, believes it has defenses for all claims, and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, liabilities, if any, arising from the Company's legal actions should not have a material effect on the Company's results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
- -------------------------------------------------------------------------------

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


Quarter Ending          9/30       12/31        3/31        6/30
- --------------        -------     -------     --------    -------

FISCAL 1996
High                  $13-1/4     $    12     $ 8-1/2     $ 8-1/2
Low                    10-1/2       7-1/4           6       5-3/4

FISCAL 1995
High                  $22-1/4     $19-1/8     $12-1/2     $12-3/4
Low                    17-1/2    10-15/16       9-1/4       9-1/4


The current quoted price of the stock is listed daily in The Wall Street Journal in the NASDAQ National Market System section. As of August 5, 1996, there were 1,900 shareholders of record.

DIVIDEND POLICY
- ---------------

During 1996, the Company declared semi-annual cash dividends of twelve cents per share each. During 1995, the Company declared semi-annual cash dividends of eleven cents per share each.

Item 6.  SELECTED FINANCIAL DATA
- --------------------------------
SELECTED FINANCIAL DATA


Dollar amounts in thousands, except per share data

For the years ended June 30,          1996       1995       1994       1993       1992
- ----------------------------      --------   --------   --------   --------   --------

Operating results:
Net sales........................$ 129,159  $ 133,818  $ 126,618  $ 106,061  $   94,591
Gross profit.....................   38,973     46,147     50,903     43,331      37,519
Selling and administrative expenses 29,231     25,612     23,233     20,002      15,303
Research and development expenses    1,536      1,545      1,978      2,092       1,391
Other income (expense)...........   (4,702)    (3,406)    (2,395)    (2,445)     (3,357)
Earnings from continuing operations  2,574     10,707     15,623     10,302      10,028
Net earnings (loss)..............   (9,892)     5,950     11,644      9,441       7,967
Cash dividends per common share..      .24        .22        .21        .20


Per share data:
Primary earnings from continuing
  operations.....................$     .32  $    1.32  $    1.94  $    1.31  $     1.30
Net earnings (loss)..............    (1.24)       .73       1.44       1.20        1.03
Book value per common share......     5.99       7.49       6.94       5.53        4.51

Weighted average common and common
  equivalent shares outstanding  8,003,924  8,100,385  8,066,192  7,867,658    7,742,825


Financial position:
Total assets.....................$ 129,829  $ 164,835  $ 116,602  $ 104,591  $   95,355
Working capital..................   19,665      2,319     13,158     10,691      30,087
Net property, plant and equipment   88,326     87,031     53,534     53,343      46,639
Long-term debt, net..............   58,000     68,000     38,975     40,000      47,187
Shareholders' equity.............   47,619     58,915     54,069     41,898      33,583


Note: Operating results and financial position for all periods presented have been restated to reflect the businesses of the Legal Technologies segment as discontinued operations.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
1996 COMPARED TO 1995
- ---------------------

The Company's sales for 1996 decreased 3% to $129,159,000 from $133,818,000 in 1995 due to reduced sales at Disc Manufacturing, Inc.
(DMI). Sales at DMI decreased 6% in 1996 to $82,409,000 from $87,296,000 in 1995 due principally to the loss of a major customer, BMG Music, during 1996. Sales to BMG Music decreased $22,874,000 to $10,410,000 in 1996 from $33,284,000 in 1995. As a result, CD-Audio unit sales decreased 40% in 1996 from 1995. CD-ROM unit sales increased 78% during 1996 from 1995 reflecting continued growth in that market. As a result of declines in the average unit selling price of these products, CD-Audio sales dollars declined 42% and CD-ROM sales dollars increased 44% during 1996 from 1995. Sales at Energy Absorption for 1996 were $46,750,000, up slightly from $46,522,000 for 1995. Sales of
Energy's permanent crash cushions and parts increased but were largely offset by a decrease in truck-mounted attenuator (TMA) sales.

The gross profit margin in 1996 decreased to 30.2% from 34.5% in 1995 due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the selling prices of its products, particularly CD-ROM products, as well as from volume inefficiencies as a result of its capacity expansion concurrent with the loss of a major customer. DMI also had a reduction in gross profit margin due to a change in packaging sales mix. The Company expects to experience continued pressure on disc selling prices which may have a limiting effect on its future gross profit margins. Energy Absorption's gross profit margin for 1996 increased slightly due to a change in product mix and to less outsourcing of component parts than in 1995.

Selling and administrative expenses in 1996 increased 14% to $29,231,000 from $25,612,000 in 1995. DMI's selling and administrative expenses increased principally due to an increase in legal expense related to two legal settlements and to an increase in bad debt expense as DMI's customer mix has shifted from the larger music companies to smaller CD-ROM companies. Energy Absorption's selling and administrative expenses increased due to increased marketing expenses and to the write-off of its investment in a sewer rehabilitation technology.

Research and development expenses in 1996 were $1,536,000 compared to $1,545,000 in 1995. Research and development on Energy's sewer rehabilitation technology was suspended in 1996 but was offset by an increase in new product development at Energy that will result in the introduction of a new generation of products that will meet or exceed revised U.S. highway safety standards known as NCHRP 350.

Interest income in 1996 was $523,000 compared to $392,000 in 1995 due to an increase in the rate of interest earned on its $6 million restricted certificate of deposit. In the third quarter, this CD was redeemed and replaced with a surety bond. Interest expense in 1996 increased 59% to $6,130,000 from $3,859,000 in 1995. This was due to the increase in the average long-term debt outstanding compared to last year. The Company recognized a $1,634,000 gain on asset sales which include the sale of its 40% interest in Quantic Industries, Inc. ($1,287,000) and from the sale of a patent ($347,000). Other expenses in 1996 increased from 1995 due to an increase in goodwill amortization and from a decrease in royalty income as a result of the patent sale.

During 1996 the Company discontinued the operations of its legal technologies businesses, which had been involved in the development, manufacture and sale of products and systems for the legal community.
As a result, the Company recorded a loss of $12,466,000 (net of income tax benefits of $8,000,000) for the operating losses of these businesses through the date of disposition and for the loss on their disposition. These results are presented as discontinued operations in the Company's Consolidated Statements of Operations. Under multiple arrangements the Company sold certain assets of this segment for an aggregate sales price of $5,981,000 and the assumption of certain liabilities. Assets and liabilities retained by the Company at June 30, 1996 include accounts receivable, accounts payable, certain repetitive stress injury litigation and liabilities under certain lease obligations.


1995 COMPARED TO 1994
- ---------------------

The Company's sales for 1995 increased 6% to $133,818,000 from $126,618,000 in 1994 due to revenue growth at both of the Company's business segments. Sales at Energy Absorption for 1995 increased 7% to $46,522,000 from $43,433,000 in 1994 due principally to the inclusion of a full year of sales at Safe-Hit Corporation, a manufacturer of flexible guide posts, acquired in December

1993. Safe-Hit contributed sales of $5,304,000 in 1995 compared to sales of $2,799,000 in 1994. DMI sales for 1995 increased 5% to $87,296,000 from $83,185,000 in 1994 due to increased unit sales of its CD-ROM discs. CD-ROM unit sales in 1995 increased 53% from 1994 while CD-Audio unit sales in 1995 increased 2% from 1994. These increases in unit volumes were offset somewhat by declines in the average unit selling prices of these products resulting in CD-ROM sales dollars increasing 21% from 1994 and CD-Audio sales dollars decreasing 5%.

The gross profit margin in 1995 decreased to 34.5% from 40.2% in 1994 due to margin reductions at DMI. DMI's gross profit margin decreased as a result of a decrease in the average unit selling price of its products, particularly CD-ROM products, due to competition. This was offset somewhat by volume efficiencies. Energy Absorption's gross profit margin decreased as a result of an unfavorable change in product mix and to the outsourcing of several manufactured component parts. The outsourcing of these component parts continued until Energy Absorption's plant expansion was completed during the first half of fiscal 1996. Energy Absorption's gross profit margin was also reduced due to lower gross profit margins at Safe-Hit Corporation.

Selling and administrative expenses in 1995 increased 10% to $25,612,000 from $23,233,000 in 1994 attributable principally to DMI. DMI's selling and administrative expenses increased due to increases in CD-ROM selling and marketing expenses and additional legal expenses. Energy Absorption's selling and administrative expenses also increased but to a lesser extent due to the inclusion of selling and administrative expenses at Safe-Hit Corporation.

Research and development expenses in 1995 decreased 22% to $1,545,000 compared to $1,978,000 in 1994. This was due to a decrease in R&D at Energy Absorption as a result of reduced expenditures on its sewer rehabilitation technology.

Interest income in 1995 was $392,000 compared to $298,000 in 1994 reflecting an increase in interest rates on invested funds. Interest expense increased 26% in 1995 to $3,859,000 from $3,060,000 in 1994.
This was due principally to the increase in long-term debt but also to an increase in interest rates. Other income in 1995 was $61,000, down from income of $367,000 in 1994 as a result of a gain on the sale of a stock investment which occurred in 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company has cash of $2,250,000 and additional funds of $25,000,000 available under its bank arrangements. Operating activities were a source of cash for the Company providing cash of $13,144,000.

Cash of $6,440,000 was used during 1996 for investing activities. The Company's primary investing activity was the purchase of $24,419,000 in plant and equipment. These capital expenditures were made primarily at DMI for the final phase of its expansion program. The Company received an aggregate of $15,991,000 in connection with the sales of its 40% investment in Quantic Industries, Inc., its discontinued operations and a patent.

Financing activities used cash of $6,529,000 principally from payments made on both the Company's revolving credit note ($9,000,000) and convertible debentures ($1,975,000) satisfying the Company's sinking fund requirements for both fiscal 1996 and 1997. Proceeds from the redemption of a certificate of deposit generated $6,000,000.

During 1997, the Company anticipates the need for approximately
$8,000,000 in cash for capital expenditures. The Company may also need additional cash for the acquisition of businesses that complement its existing operating segments.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
- ---------------------------------------------------------------------
Reference is made to footnote #1 of the Notes to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------


Report of Independent Accountants


To the Shareholders and the Board of Directors of Quixote Corporation

We have audited the consolidated balance sheets of Quixote Corporation and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. We have also audited the financial statement schedule listed in Park IV of Form 10-K, Item 14(a)2 for each of the three years in the period ended June 30, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quixote Corporation and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/Coopers & Lybrand L.L.P.

Chicago, Illinois
August 12, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data


For the years ended June 30,                 1996          1995          1994
- ----------------------------------     ----------    ----------    ----------
Net sales..............................$  129,159    $  133,818    $  126,618
Cost of sales..........................    90,186        87,671        75,715
                                       ----------    ----------    ----------
Gross profit...........................    38,973        46,147        50,903
Operating expenses:
  Selling and administrative...........    29,231        25,612        23,233
  Research and development.............     1,536         1,545         1,978
                                       ----------    ----------    ----------
                                           30,767        27,157        25,211
                                       ----------    ----------    ----------
Operating profit.......................     8,206        18,990        25,692
                                       ----------    ----------    ----------


Other income (expense):
  Interest income......................       523           392           298
  Interest expense.....................    (6,130)       (3,859)       (3,060)
  Gain on sale of assets...............     1,634
  Other................................      (729)           61           367
                                       ----------    ----------    ----------
                                           (4,702)       (3,406)       (2,395)
                                       ----------    ----------    ----------
Earnings from continuing operations
before provision for income taxes......     3,504        15,584        23,297
Provision for income taxes.............       930         4,877         7,674
                                       ----------    ----------    ----------
Earnings from continuing operations....     2,574        10,707        15,623
Discontinued operations:
  Loss from operations, net of
   income taxes........................    (1,553)       (4,757)       (3,979)
  Loss on disposal, net of income taxes   (10,913)
                                       ----------    ----------    ----------
  Loss from discontinued operations....   (12,466)       (4,757)       (3,979)
                                       ----------    ----------    ----------
Net earnings (loss)....................$   (9,892)   $    5,950    $   11,644
                                       ==========    ==========    ==========

Per share data:
  Primary earnings per share:
   Earnings from continuing operations.$      .32    $     1.32    $     1.94
                                       ==========    ==========    ==========
   Net earnings (loss).................$    (1.24)   $      .73    $     1.44
                                       ==========    ==========    ==========
   Average shares outstanding.......... 8,003,924     8,100,385     8,066,192
                                       ==========    ==========    ==========
  Fully diluted earnings per share:
   Earnings from continuing operations.$      .32    $     1.28    $     1.80
                                       ==========    ==========    ==========
   Net earnings (loss).................$    (1.24)   $      .73    $     1.37
                                       ==========    ==========    ==========
   Average shares outstanding.......... 8,951,562     9,151,701     9,203,492
                                       ==========    ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share data          As of June 30,
                                                          1996          1995
                                                    ----------    ----------
Assets
Current assets:
  Cash and cash equivalents.........................$    2,250    $    2,075
  Accounts receivable, net of allowance
    for doubtful accounts of $740 in 1996
    and $810 in 1995................................    22,433        24,564
  Refundable income taxes...........................     3,016
  Inventories.......................................     5,953         7,401
  Deferred income tax assets........................     2,643         1,582
  Other current assets..............................     1,223           779
                                                    ----------    ----------
     Total current assets...........................    37,518        36,401
Property, plant and equipment at cost:
  Land..............................................     6,773         6,325
  Buildings and improvements........................    29,574        24,354
  Machinery and equipment...........................   102,995        94,830
  Furniture and fixtures............................     5,695         4,812
  Leasehold improvements............................       508           501
                                                    ----------    ----------
                                                       145,545       130,822
    Less accumulated depreciation and amortization..   (57,219)      (43,791)
                                                    ----------    ----------
                                                        88,326        87,031
Other assets, including $6,000 restricted
  certificate of deposit in 1995....................     3,985        21,502
Net assets of discontinued operations...............                  19,901
                                                    ----------    ----------
                                                    $  129,829    $  164,835
                                                    ==========    ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt.................              $      975
  Accounts payable..................................$    3,648        15,715
  Dividends payable.................................       946           861
  Income taxes payable..............................                   4,110
  Accrued expenses:
    Payroll and commissions.........................     2,840         3,032
    Accrued royalty.................................     1,155           972
    Other...........................................     9,264         8,417
                                                    ----------    ----------
      Total current liabilities.....................    17,853        34,082
Long-term debt, net of current portion..............    58,000        68,000
Net liabilities of discontinued operations..........     4,428
Deferred income tax liabilities.....................     1,929         3,838
Commitments and contingent liabilities..............
Shareholders' equity:
  Preferred stock, no par value; authorized
    100,000 shares; none issued
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares;  issued 8,671,101 shares-1996
    and 8,581,416 shares-1995.......................       145           143
  Capital in excess of par value of stock...........    29,751        29,268
  Retained earnings.................................    23,196        34,977
  Treasury stock, at cost, 718,921 shares-1996
    and 1995........................................    (5,473)       (5,473)
                                                    ----------    ----------
      Total shareholders' equity....................    47,619        58,915
                                                    ----------    ----------
                                                    $  129,829    $  164,835
                                                    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


For the three years
ended June 30, 1996
                                                                    Capital in
Dollar amounts in thousands,                                      Excess of Par  Retained Treasury
except per share data                              Common Stock  Value of Stock  Earnings  Stock
- -------------------------------------------------  ------------  --------------  -------- --------
Balances, July 1, 1993.............................         139          26,629   20,726   (5,596)
Exercise of options for 116,096 common shares......           2             481   11,644
Net earnings - 1994................................
Declaration of semi-annual cash dividends
  ($0.10 per share and $0.11 per share)............                               (1,621)
Issuance of 29,509 treasury shares for the
  acquisition of Safe-Hit Corporation..............                         221               223
Issuance of 69,358 common shares pursuant to the
  stock retirement plan............................           1           1,195
Conversion of debentures into 1,315 common shares..                          25
                                                   ------------  -------------- -------- --------
Balances, June 30,1994.............................         142          28,551   30,749   (5,373)
Exercise of options for 41,922 common shares.......                         285
Net earnings - 1995................................                                5,950
Declaration of semi-annual cash dividends
  ($0.11 per share each)...........................                               (1,722)
Issuance of 34,679 shares pursuant to the stock
  retirement plan..................................           1             432
Purchase of 6,661 common shares at $15.01 per share                                          (100)
                                                    ------------  -------------- -------- --------
Balances, June 30,1995.............................         143          29,268   34,977   (5,473)
Exercise of options for 55,006 common shares.......           1             250
Net loss - 1996....................................                               (9,892)
Declaration of semi-annual cash dividends
  ($0.12 per share each)...........................                               (1,889)
Issuance of 34,679 shares pursuant to the stock
  retirement plan..................................           1             233
                                                   ------------  -------------- -------- --------
Balances, June 30, 1996
  8,671,101 common shares and 718,921 treasury
   shares..........................................$        145  $       29,751 $ 23,196 $ (5,473)
                                                   ============  ============== ======== ========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands                             For the years ended June 30,
                                                        1996        1995       1994
                                                   ---------   ---------   ---------
Net earnings (loss)................................$  (9,892)  $   5,950    $11,644
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
  Depreciation and amortization....................   14,451      15,583     14,037
  Provision for losses on accounts receivable......      (71)        (27)      (423)
  Deferred income taxes............................   (1,909)     (1,081)         4
  Changes in operating assets and liabilities:
    Accounts receivable............................    2,202         (68)    (4,619)
    Inventories....................................    1,448      (2,254)       370
    Refundable income taxes........................   (3,016)
    Other current assets...........................   (1,505)       (528)       875
    Accounts payable and accrued expenses..........   (1,769)      3,542      1,104
    Income taxes payable...........................   (4,110)        188     (1,993)
    Discontinued operations-noncash charges
     and working capital changes...................   18,348
  Gain on sale of Quantic Industries, Inc..........   (1,287)
  Gain on sale of patent...........................     (347)
  Loss on sewer rehabilitation business............      601
                                                   ---------   ---------   ---------
    Net cash provided by operating activities......   13,144      21,305     20,999
                                                   ---------   ---------   ---------
Investing Activities:
  Purchase of property, plant and equipment........  (24,419)    (38,415)   (10,994)
  Proceeds from sale of investment in Quantic
    Industries, Inc................................    8,050
  Proceeds from sales of discontinued operations...    5,981
  Proceeds from sale of patent.....................    1,960
  Capitalized and purchased systems, design and
    software costs.................................                 (308)    (1,529)
  Decrease (Increase) in funds deposited with
    IDB trustee....................................    2,719      (2,719)
  Cash paid for acquired businesses and
    equity investments.............................               (6,746)    (8,075)
  Other............................................     (731)       (421)
                                                   ---------   ---------   ---------
    Net cash used in investing activities..........   (6,440)    (48,609)   (20,598)
                                                   ---------   ---------   ---------
Financing Activities:
  Net proceeds (payments) under revolving
    credit agreement...............................   (9,000)     30,000     (2,300)
  Payments on convertible debentures...............   (1,975)
  Proceeds from redemption of certificate
    of deposit.....................................    6,000
  Payment of semi-annual cash dividend.............   (1,805)     (1,714)    (1,621)
  Proceeds from exercise of common stock options...      251         285        483
  Repurchase of common stock for treasury..........                 (100)
                                                   ---------   ---------   ---------
    Net cash provided by (used in) financing
      activities...................................   (6,529)     28,471     (3,438)
                                                   ---------   ---------   ---------
Net change in cash and cash equivalents............      175       1,167     (3,037)
Cash and cash equivalents at beginning of period...    2,075       1,021      4,058
                                                   ---------   ---------   ---------
Cash and cash equivalents at end of period.........$   2,250       2,188    $ 1,021
                                                   =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Quixote Corporation and its subsidiaries operate as a diversified technology company which develops, manufactures and markets specialized products through two industry segments. One segment is involved in the development, manufacturing and marketing of energy-absorbing highway crash cushions and related highway safety products for the protection of motorists and highway workers in principal markets which include both domestic and international governmental units. The other segment manufactures music compact discs and CD-ROM discs for the domestic entertainment, data storage, multimedia and education markets.

2.  ACCOUNTING POLICIES

The principal accounting policies of the Company are as follows:

CONSOLIDATION

The consolidated financial statements include the accounts of Quixote Corporation and its wholly-owned subsidiaries.

CASH AND CASH EQUIVALENTS

Cash in excess of operating requirements may be invested in income-producing investments generally having initial maturities of three months or less. These investments are stated at cost, which approximates market value. The Company considers these short-term instruments to be cash equivalents.

Cash and cash equivalents in the consolidated statement of cash flows for 1995 includes cash related to discontinued operations.

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

    Buildings and improvements          20 to 40 years
    Machinery and equipment              3 to 12 years
    Furniture and fixtures               3 to 10 years
    Leasehold improvements               5 to 10 years

Prior to 1996, machinery and equipment were depreciated over expected useful lives of 3 to 10 years. The cost and accumulated depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of retirement or other disposition and any resulting gain or loss is credited or charged to earnings.

GOODWILL AND PATENTS

Goodwill and patents are amortized on a straight-line basis over lives of 7 to 17 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of these assets. Such assessment includes consideration of possible obsolescence, demand, new technology, competition, and other
                                     -26-
pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

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

FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to their short maturity. The fair value of the Company's convertible debentures is estimated using available market information.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending June 30, 1997. The Company believes that adoption will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain amounts for the years ended June 30, 1995 and 1994 were reclassified to conform to the current year presentation.

NOTE 3.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

In December 1993 the Company acquired the stock of Safe-Hit Corporation, a manufacturer of flexible guide post systems and portable sign systems for highway and parking lot applications. The operating results of Safe-Hit Corporation have been included in the Company's consolidated results of operations since the date of acquisition.

In April 1995 the Company acquired a 40% common stock interest in Quantic Industries, Inc. for $6.7 million including expenses. The investment in Quantic, a manufacturer of electronic and pyrotechnic devices, was accounted for under the equity method of accounting. The cost in excess of the Company's pro rata share of the net assets of Quantic (approximately $4 million) is included in other assets in 1995. In May 1996, the Company agreed to sell its 40% interest to the majority shareholders in Quantic for $8,050,000 cash. A gain of $1,287,000 was realized on the sale and is included in other income for 1996.
                                     -27-

In January 1996, Energy Absorption sold to Barrier Systems, Inc. certain patents related to its movable traffic barrier system. The sale price of $1,960,000 resulted in a gain of $347,000 which is included in other income for 1996.

During 1996 the Company discontinued the operations of its legal technologies businesses, which had been involved in the development, manufacture and sale of products and systems for the legal community. Under multiple arrangements the Company sold certain assets and liabilities for an aggregate sales price of $5,981,000. Assets and liabilities retained by the Company at June 30, 1996 include accounts receivable, accounts payable, certain repetitive stress injury litigation as well as liabilities under certain lease obligations. These remaining assets and liabilities are valued based upon management's estimates, utilizing current available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change in the near term.

The results of operations of the legal technologies segment and the loss on its disposition are presented as discontinued operations in the accompanying consolidated statements of operations. The income tax benefits for the results of discontinued operations for the years ended 1996, 1995 and 1994 are $725,000, $1,652,000 and $1,479,000 respectively. The loss on disposal of $10,913,000 is net of income tax benefits of $7,275,000. Net sales for the discontinued businesses were $27,510,000 (1996), $51,593,000 (1995) and $50,320,000 (1994).

The accompanying consolidated balance sheets and consolidated statements of operations have been restated in order to present the legal technologies segment as a discontinued operation for accounting purposes.


NOTE 4.  INVENTORIES

Inventories consist of the following at June 30:

Dollar amounts in thousands                      1996          1995
- ----------------------------------------   ----------    ----------
Finished goods..........................   $      944    $    1,172
Work in process.........................        1,052         1,034
Raw materials...........................        3,957         5,195
                                           ----------    ----------
                                           $    5,953     $   7,401
                                           ----------    ----------

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following at June 30:

Dollar amounts in thousands                      1996          1995
- ----------------------------------------   ----------    ----------
Revolving credit facility due October 31,
  1998, interest at variable rates.........$   40,000    $   49,000
8% Convertible subordinated debentures
  due 2011, interest due semi-annually,
  principal payable in annual sinking
  fund installments of $1,000..............    18,000        19,975
                                           ----------    ----------
  Total long-term debt.....................    58,000        68,975
  Less current portion.....................                    (975)
                                           ----------    ----------
  Long-term debt, net......................$   58,000    $   68,000
                                           ----------    ----------

The Company has a three-year unsecured revolving credit agreement with three banks. The agreement provides a $65 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable from continuing operations each year. The agreement may be extended one additional year on each anniversary date upon mutual consent of the Company and the banks. At any time during the three years, the Company may elect to convert the loan to a four year term with equal quarterly principal payments due throughout the term to amortize the loan in full.

In August 1995, the Company obtained a $10,000,000 short-term loan with the bank group which was replaced with an increase in its revolving credit facility. In the third quarter of 1996, the Company violated certain covenants of its revolving credit facility including the earnings and leverage covenants. The Company received a waiver for these covenant violations and, in addition, reached an agreement with the banks to amend certain future covenants and to cap the credit facility at $65 million, formerly $70 million.

The 8% debentures are convertible by the holders at any time prior to maturity into shares of common stock of the Company at a conversion price of $19.00 per share. They are redeemable at the option of the Company at par plus accrued interest and are subordinate to all senior indebtedness of the Company and all obligations under various leases. Unamortized costs incurred in issuing the 8% convertible subordinated debentures were $464,000 and $552,000 at June 30, 1996 and 1995, respectively, and are included in other assets. These costs are being amortized over the term of the agreement. During 1996 the Company satisfied its sinking fund requirements for both 1996 and 1997 through the purchase of its bonds on the open market. The gain of $257,000 is included in other income in 1996. The fair value of the 8% convertible debentures outstanding at June 30, 1996 is estimated to be $15,840,000.

The aggregate amount of maturities of long-term debt for the four years subsequent to 1997 assuming renewal of the revolving credit note is as follows:
$1,000,000 in 1998, $1,000,000 in 1999, $1,000,000 in 2000 and $1,000,000 in
2001.


NOTE 6.  STOCK OPTIONS AND STOCK TRANSACTIONS

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


Information for the year ended June 30, 1996 with respect to options under the Company's plan is as follows:


                                     Number            Option Price
                                    of Shares           per Share
                                    ---------    ------------------
Shares under option:
  July 1, 1995......................  947,142    $   4.25 to $21.00
  Granted...........................  201,000        6.88 to  12.38
  Exercised.........................  (55,333)       4.25 to   6.88
  Canceled or expired............... (194,860)       4.25 to  12.88
                                    ---------
  June 30, 1996.....................  897,949    $   4.25 to $21.00
                                    =========

Options outstanding at June 30, 1996 are exercisable for common shares as follows: 758,948 in 1997, 72,000 in 1998 and 67,001 in 1999. As of June 30,
1996, the Company has 2,104,494 common shares reserved for various conversion privileges and options.


NOTE 7.  SHAREHOLDER RIGHTS PLAN

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


NOTE 8.  STOCK RETIREMENT PLAN

The Company's Long-Term Stock Ownership Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $463,000 (1996), $766,000 (1995) and $1,239,000 (1994).

NOTE 9.  INCOME TAXES

The income tax provision (benefit) from continuing operations is comprised of the following for the three years ended June 30:

Dollar amounts in thousands            1996           1995           1994
                                   --------       --------       --------
Current:
Federal............................$  3,050       $  5,154       $  5,072
State..............................     850            708          1,681
                                   --------       --------       --------
                                      3,900          5,862          6,753
                                   --------       --------       --------
Deferred:
Federal............................  (2,302)          (763)           714
State..............................    (668)          (222)           207
                                   --------       --------       --------
                                   $ (2,970)      $   (985)      $    921
                                   --------       --------       --------
Provision for income taxes.........$    930       $  4,877       $  7,674
                                   ========       ========       ========

The components of the net deferred tax asset (liability) are as follows at June 30:

Dollar amounts in thousands                           1996           1995
                                                  --------       --------
Deferred tax assets:
Accounts receivable allowance.....................$    296       $    293
Inventory valuation...............................     769            754
Compensated absences and medical claims...........     591            596
Tax over book basis in affiliates.................   1,509          1,496
Capital loss carryforwards........................     967          1,589
Other liabilities and reserves....................   2,272          1,422
Net operating loss carryforwards..................   2,951          3,238
Provision for discontinued operations.............   2,742          1,887
Valuation allowance...............................  (4,356)        (5,321)
Other.............................................      38             30
                                                  --------       --------
  Total assets....................................$  7,779       $  5,984
                                                  ========       ========
Deferred tax liabilities:
Book over tax basis of capital assets.............$  4,323       $  6,353
                                                  --------       --------
  Total liabilities...............................$  4,323       $  6,353
                                                  --------       --------
  Net deferred tax asset (liability)..............$  3,456       $   (369)
                                                  ========       ========

The valuation allowance relates principally to potential benefits from deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, capital loss carryforwards, net operating loss carryforwards, and tax credit carryforwards. The decrease in the valuation allowance is due to the expiration of unutilized net operating loss carryforwards and to the utilization of capital loss carryforwards which previously were not expected to be realized. At June 30, 1996, certain subsidiaries of the Company have approximately $7,400,000 of net operating loss carryforwards for tax purposes which arose in periods prior to acquisition by the Company. These carryforwards expire in years from 1997 through 2005. In addition, the Company has approximately $2,400,000 in capital loss carryforwards, substantially all of which will expire in 1997 and 1998.

The net deferred tax asset (liability) is presented on the balance sheet as follows at June 30:

Dollar amounts in thousands                           1996           1995
                                                  --------       --------
Current deferred tax asset........................$  2,643       $  1,582
Noncurrent deferred tax liability.................  (1,929)        (3,838)
                                                  --------       --------
Net deferred tax asset (liability)
  of continuing operations........................     714         (2,256)
Current deferred tax asset of
  discontinued operations.........................   2,742          1,887
                                                  --------       --------
Total net deferred tax asset (liability)..........$  3,456       $   (369)
                                                  ========       ========

The current deferred tax asset of discontinued operations is netted against the net liabilities of discontinued operations in the liability section of the balance sheet.

The Income tax (benefit) provision differed from the taxes calculated at the statutory federal tax rate as follows for the three years ended June 30:

Dollar amounts in thousands                          1996       1995      1994
                                                 --------   --------  --------
Taxes at statutory rate..........................$  1,191    $ 6,099   $ 8,441
State income taxes...............................     120        321     1,246
Gain on equity investment........................                         (207)
Utilization of capital loss carryforwards........    (561)
Other, including adjustment of estimates.........     180     (1,543)   (1,806)
                                                 --------   --------  --------
Income tax (benefit) provision...................$    930    $ 4,877   $ 7,674
                                                 ========   ========  =========

NOTE 10.  EARNINGS PER SHARE

Primary earnings per share is computed by dividing the net earnings for each period by the weighted average number of common and common equivalent shares outstanding.

Fully diluted earnings per share is computed based on the assumption that all of the convertible debentures are converted into common shares. Under this assumption, the weighted average number of shares is increased accordingly and net earnings is increased by the amount of interest expense and amortization of deferred debenture costs relating to the convertible debentures, less income tax benefits. Since the effect is anti-dilutive in 1996 and 1995, the amount reported is the same as primary earnings per share.

NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations was $844,000 in 1996, $764,000 in 1995 and $634,000 in 1994. These operating leases include options for renewal or purchase of the leased property. Annual minimum future rentals for lease commitments related to continuing operations range from approximately $700,000 in 1997 to $300,000 in 2001, an aggregate of $2,000,000 through 2001.

The Company has employment agreements with certain executives, which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

In 1990, Disc Manufacturing, Inc. (DMI) and the Company filed lawsuits in the federal and state courts in Alabama against the Disctronics Group, the former owners of DMI, relating to DMI's misappropriated corporate opportunity to acquire Memory-Tech, a competing compact disc manufacturer located in Plano, Texas, and certain trademark infringement claims. In response to the two Alabama suits, the Disctronics Group filed counterclaims alleging breach of contract, economic duress, fraud, unfair competition and seizure of corporate opportunity, among others. The Disctronics Group also filed an action in Dallas, Texas which was subsequently dismissed. In 1990, the Alabama state court issued a preliminary injunction in favor of the Company and DMI, precluding the Disctronics Group from transferring any interest in Memory-Tech and other restrictions.

In connection with this injunction, the Company and DMI were required to post a $6,000,000 certificate of deposit as injunction security. In March 1996, the Circuit Court approved DMI's substitution of a $6,000,000 surety bond backed by a $2,000,000 letter of credit to replace the certificate of deposit.

In May 1992, the Alabama Supreme Court reversed the judge's 1990 order granting preliminary injunction. In September 1992, Quixote filed additional counts seeking to enforce a settlement agreement reached in June 1991. The court ruled against the Company and DMI on those counts, in response to the Disctronics Group's motion for summary judgment. The Company and DMI sought reconsideration of that ruling, which the court denied in May 1995. The Company also amended its complaint to add claims for unjust enrichment, fraud and tortious interference, which the defendants moved to dismiss.

In a May 1995 order, the court dismissed many of the defendants' and the Company's claims. Subsequent to the May 1995 order, defendants filed a notice of appeal and the Company has cross-appealed. The decision of the Alabama Supreme Court is pending. Court-appointed mediation has not been successful.

Several companies holding patents related to optical disc technology have contacted the Company to request that DMI enter into licensing arrangements with them, and two companies have filed suits against DMI for patent infringement in Delaware federal court. In one of the cases, a federal jury ruled that the plaintiff's patents were invalid. In the other case, DMI filed a lawsuit against the plaintiff for antitrust violations and DMI's lawsuit has been consolidated with the plaintiff's patent case for all purposes. Discovery is proceeding. Royalties requested by the patent holder could result in a significant cost to DMI and in reduced future margins if licensing arrangements were required under the terms proposed by the patent holder.

In September 1990, DMI was sued by a start-up business that claimed DMI failed to produce certain videodiscs on schedule, thereby injuring its business. After a trial, on August 25, 1992, the jury awarded the plaintiff $975,000 in damages. In October 1992, the court granted DMI's motion for a new trial which was subsequently affirmed by the appellate court. No trial date has been set.

Stenograph Corporation, a discontinued operation, and a number of manufacturers of keyboards and related equipment have been sued by individuals for repetitive stress injuries. The 29 cases against Stenograph, and in some cases the Company, request damages ranging from $500,000 to $1,000,000, and in most cases, punitive damages, with some plaintiffs claiming an amount of $10,000,000. All cases have been referred to the Company's insurance carriers and the Company believes that any liability (excluding punitive damages) will be covered under its insurance policies. The Company does not believe there are grounds for the imposition of punitive damages and intends to vigorously defend all claims.

The Company is involved in these and other legal actions common to its businesses. The Company believes it has defenses for all such claims and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, liabilities, if any, arising from these legal actions should not have a material effect on the Company's results of operations or financial condition.

NOTE 12.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Cash paid for interest was $6,105,000 (1996), $4,015,000 (1995) and $3,360,000
(1994).  Cash paid for income taxes was $1,495,000 (1996), $4,116,000 (1995) and
$7,878,000 (1994).

Purchases of property, plant and equipment of $9,225,000 which are included in accounts payable at June 30, 1995 were paid during 1996.


NOTE 13.  INDUSTRY SEGMENT INFORMATION

The Company's operations are comprised of two industry segments: the manufacture and sale of energy absorbing highway safety devices and the manufacture and sale of compact discs.

Interest income on corporate investments, interest expense, and certain unallocated corporate expenses have not been added or deducted from earnings from continuing operations before income taxes. Identifiable assets by segment are those assets that are used in the Company's operations by each industry segment. Corporate assets are principally cash and cash equivalents, and equipment.

Substantially all the sales of highway safety devices are to contractors providing product and services to federal, state and local governmental units. Sales of the compact disc segment to the recording industry comprised 35%
(1996), 58% (1995) and 64% (1994) of the segments sales. The Company derived approximately 8% (1996), 18% (1995) and 21% (1994) of consolidated net sales from a single customer in the compact disc segment.

Dollar amounts in thousands                   1996          1995          1994
                                          --------      --------      --------
Net Sales:
  Highway safety devices..................$ 46,750      $ 46,522      $ 43,433
  Compact discs...........................  82,409        87,296        83,185
                                          --------      --------      --------
    Total.................................$129,159      $133,818      $126,618
                                          ========      ========      ========

Earnings (Loss) from Continuing Operations
Before Income Taxes:
  Highway safety devices..................$ 11,640      $ 11,797      $ 11,906
  Compact discs...........................  (2,529)        8,655        15,508
                                          --------      --------      --------
    Subtotal..............................   9,111        20,452        27,414
  Unallocated corporate...................                (1,401)       (1,355)
  Interest income
   (expense), net.........................  (5,607)       (3,467)       (2,762)
                                          --------      --------      --------
    Total.................................$  3,504      $ 15,584      $ 23,297
                                          ========      ========      ========

Identifiable Assets at Year-End:
  Highway safety devices..................$ 28,079      $ 35,809      $ 26,971
  Compact discs...........................  93,673        97,888        62,719
  Corporate...............................   8,077        11,237         8,594
                                          --------      --------      --------
    Total.................................$129,829      $144,934      $ 98,284
                                          ========      ========      ========

Depreciation and Amortization Expenses:
  Highway safety devices..................$  1,733      $  1,676      $  1,421
  Compact discs...........................  12,657         9,732         8,300
  Corporate...............................      61           124           126
                                          --------      --------      --------
    Total.................................$ 14,451      $ 11,532      $  9,847
                                          ========      ========      ========

Capital Expenditures:
  Highway safety devices..................$  3,703      $  3,107      $  1,433
  Compact discs...........................  11,483        41,115         8,033
  Corporate...............................       8            33             6
                                          --------      --------      --------
    Total.................................$ 15,194      $ 44,255      $  9,472
                                          ========      ========      ========

NOTE 14.  QUARTERLY AND FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for years 1996 and 1995 follows:


                                                   Three Months Ended
Dollar amounts in thousands,
  except per share data.               9/30       12/31        3/31       6/30
                                     --------    --------    --------    --------
1996
Net sales............................$ 37,643    $ 36,067    $ 26,426    $29,023
Gross profit.........................  11,759       9,669       6,586     10,959
Earnings (loss) from continuing
  operations.........................   1,769         452      (1,801)     2,154
Loss from discontinued operations.... (12,331)       (135)
                                     --------    --------    --------    --------
Net earnings (loss)..................$(10,562)   $    317    $ (1,801)   $ 2,154
                                     ========    ========    ========    ========

Primary earnings (loss) per share:
  Continuing operations..............$    .22    $    .06    $   (.23)   $   .27
                                     --------    --------    --------    --------
  Net earnings (loss)................$  (1.32)   $    .04    $   (.23)   $   .27
                                     ========    ========    ========    ========
Fully diluted earnings (loss)
 per share:
  Continuing operations..............$    .22    $    .06    $   (.23)   $   .26
                                     --------    --------    --------    --------
  Net earnings (loss)................$  (1.32)   $    .04    $   (.23)   $   .26
                                     ========    ========    ========    ========

                                                   Three Months Ended
Dollar amounts in thousands,
  except per share data                9/30       12/31        3/31       6/30
                                     --------    --------    --------    --------

1995
Net sales............................$ 33,768    $ 34,315    $ 32,393    $33,342
Gross profit.........................  12,508      11,721      11,190     10,728
Earnings from continuing
  operations.........................   3,052       2,481       2,320      2,854
Loss from discontinued operations....    (964)     (1,604)       (611)    (1,578)
                                     --------    --------    --------    --------
Net earnings.........................$  2,088    $    877    $  1,709    $ 1,276
                                     ========    ========    ========    ========
Primary earnings per share:
  Continuing operations..............$    .37    $    .31    $    .28    $   .36
                                     --------    --------    --------    --------
  Net earnings.......................$    .25    $    .11    $    .21    $   .16
                                     ========    ========    ========    ========
Fully diluted earnings
 per share:
  Continuing operations..............$    .36    $    .30    $    .28   $    .34
                                     --------    --------    --------    --------
  Net earnings.......................$    .25    $    .11    $    .21   $    .16
                                     ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
- ------------------------------------------------------------------------
None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Some of the information required in response to this item regarding Directors of the Registrant is set forth under "Election of Directors" on pages 2 and 3 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1996 to be filed with the Commission on or about October 2, 1996 and is incorporated herein by reference.

The executive officers of the Company, their ages and offices held by each during fiscal 1996 are as follows:

Philip E. Rollhaus, Jr.    61     Chairman, Chief Executive Officer & Director -
                                  Quixote Corporation
                                  Chairman, Energy Absorption Systems, Inc. and
                                  Disc Manufacturing, Inc.
Leslie J. Jezuit           50     President and Chief Operating Officer -
                                  Quixote Corporation
James H. DeVries           64     Executive Vice President, General Counsel,
                                  Secretary & Director
Myron R. Shain             56     Executive Vice President - Finance & Treasurer
                                  President, Disc Manufacturing, Inc.
George D. Ebersole         60     President, Energy Absorption Systems, Inc.

Mr. Rollhaus has been the Chairman and Chief Executive Officer and a Director of the Company since its formation in July 1969.

Mr. Jezuit joined the Company as President and Chief Operating Officer of Quixote Corporation in 1996. Prior to that time, Mr. Jezuit served as President and Chief Operating Officer of RobertShaw Controls Company.

Mr. DeVries joined the Company as Vice President in 1982. Mr. DeVries has been a Director of the Company since its formation.

Mr. Shain joined the Company as Controller in April 1972, was elected Treasurer in 1975, Vice President in 1981 and Executive Vice President - Finance in 1986. Mr. Shain was elected President of Disc Manufacturing, Inc. in May 1990.

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

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

The information required in response to this item is set forth under the caption "Renumeration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on November 14, 1996 to be filed with the Commission on or about October 2, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

The information required in response to this item is set forth under the caption "Stock Ownership by Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1996 to be filed with the Commission on or about October 2, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1996 to be filed with the Commission on or about October 2, 1996 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

Item                                                         Page Number in
Number                                                         This Report
- ------                                                       --------------

(a).1.      Financial Statements
            --------------------

            Report of Independent Accountants                      21

            Consolidated Statements of Operations for the
             years ended June 30, 1996, 1995 and 1994              22

            Consolidated  Balance Sheets as of June 30,
             1996 and 1995                                         23

            Consolidated Statements of Shareholders'
             Equity for the years ended June 30, 1996,
             1995 and 1994                                         24

            Consolidated Statements of Cash Flows for the
             years ended June 30, 1996, 1995 and 1994              25

            Notes to Consolidated Financial Statements          26-36


(a).2.      Financial Statement Schedule
            -----------------------------

            The financial statement schedule listed under Item 14(d) is filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(a).3. The exhibits listed under Item 14(c) are filed as part of this annual report.

(b).        Reports on Form 8-K
            -------------------

            On May 1, 1996, the Company filed a Form 8-K/A Amendment submitting pro forma financial information required in connection with a report on Form 8-K filed March 4, 1996, reporting the sale of certain assets of Stenograph Corporation and its divisions, Integrated Information Services and Litigation Sciences.

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

      (b) Restated By-Laws of the Company as amended through January 23, 1996,filed as Exhibit 3(b) to the Company's Form 10-Q Report for the quarter ended March 31, 1996, File No. 0-7903, and incorporated herein by reference.

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

   10.(a)   Loan Agreement ("Loan Agreement") dated as of June 26,
            1992 among the Company, Energy Absorption Systems, Inc. ("Energy"), Disc Manufacturing, Inc. ("DMI"), Stenograph Corporation ("Stenograph"), The Northern Trust Company ("Northern"), NBD Bank, N.A. ("NBD") and LaSalle National Bank ("LaSalle") and First Amendment thereto dated as of June 30, 1992, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1992, file No. 0-7903, and incorporated herein by reference; Second Amendment to Loan Agreement dated as of May 28, 1993 and Third Amendment to Loan Agreement dated as of June 26, 1993, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Loan Agreement dated as of May 31, 1994, filed as Exhibit 10(a), to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Fifth Amendment to Loan Agreement dated as of December 1, 1994, filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1994, File No. 0-7903, and incorporated herein by reference; Sixth Amendment to Loan Agreement dated as of April 3, 1995, filed as
            Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1995, File No. 0-7903, and incorporated herein by reference; Seventh Amendment to Loan Agreement dated as of November 10, 1995, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Eighth Amendment to Loan Agreement effective as of March 31, 1996, filed herewith; Revolving Credit Notes dated as of March 31, 1996 from the Company and its subsidiaries to the Northern, NBD and LaSalle, filed herewith; Guaranty Agreement by and between DMI and the First Alabama Bank dated as of March 31, 1993, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference.

      (b)* 1981 Employee Incentive Stock Option Plan, as amended through June 3, 1988, filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement No. 33-22289, and incorporated herein by reference; Amendment dated February 12, 1989 to the Employee Incentive Stock Option Plan, filed as Exhibit 10(c) to the Company's Form 10-K Report for the fiscal year ended June 30, 1989, File No. 0-7903, and incorporated herein by reference.

      (c)* 1991 Incentive Stock Option Plan, filed as Exhibit 4(a) to the Company's S-8 Registration Statement No. 33-50428, and incorporated herein by reference.

      (d)*  Restated 1972 Director Stock Option Plan, as amended through

            June 3, 1988, filed as Exhibit 4.3 to the Company's S-8 Registration Statement No. 33-22289, and incorporated herein by reference; Amendment dated February 12, 1989 to the Restated Director Stock Option Plan, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1989, File No. 0-7903, and incorporated herein by reference.

      (e)* 1991 Director Stock Option Plan, filed as Exhibit 4(b) to the Company's S-8 Registration Statement No. 33-50428, and incorporated herein by reference.

      (f)*  1993 Long-Term Stock Ownership Incentive Plan, filed as
            Exhibit 4(a) to the Company's S-8 Registration Statement No. 33-74488, and incorporated herein by reference; Retirement Award Agreements for Philip E. Rollhaus, Jr., James H. DeVries, Myron R. Shain and George D. Ebersole, dated June 30, 1993 and as amended on August 23, 1996, filed herewith.

      (g)   Lease Agreement between the Company and United
            Insurance Company of America ("Company Lease") dated July 2, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company Lease dated January 30, 1995 and Third Amendment to Company Lease dated December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Amended and Restated Lease Agreement dated as of September 1, 1987 by and between the Industrial Development Board of the City of Huntsville, Alabama, (the "Board") and LaserVideo, Inc. (now known as Disc Manufacturing Inc. ("DMI")), filed as Exhibit 10(g) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Series 1991 Amendment to Lease Agreement dated as of April 1, 1991 by and between DMI and the Board, filed as Exhibit 10(i) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Series 1993 Amendment to Lease Agreement dated as of March 1, 1993 by and between DMI and the Board and Financing Statement, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, and Lease Agreement between Coventry Fund III, Ltd. and Litigation Sciences, Inc. dated July 30, 1990, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as
            Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (h)* Employment agreements dated as of June 24, 1991 between the Company and each of Messrs. Philip E. Rollhaus, Jr., James H. DeVries and Myron R. Shain, filed as Exhibit 10(k) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Key Employee Severance Agreement between the Company and George D. Ebersole; Trust Agreement dated March 3, 1989 between the Company and The Northern Trust Company, as trustee, filed as Exhibits 28.4 and 28.5, respectively, to the Company's Form 8-K Report dated April 14, 1989, and incorporated herein by reference; Amendment to Trust Agreement dated November 9, 1989, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Amendment to Trust Agreement dated as of June 13, 1991, filed as Exhibit 10(k) to the

            Company's Form 10-K Report for the fiscal year ended June
            30, 1991, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, incorporated herein by reference; Key Employee Severance Agreement dated as of April 30, 1996 between the Company and Leslie J. Jezuit, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1996, File No. 0-7903, and incorporated herein by reference.

      (i) Summary Plan Description for the Incentive Savings Plan of the Company Amended and Restated to Reflect Provisions Effective July 1, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (j)   Agreements between the Company, Philip E. Rollhaus, Jr.
            and Yukio Endo dated May 5, 1986, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1986, File No. 0-7903, and incorporated herein by reference.

      (k)   Disposition and Development Agreement dated August 30,
            1994 by and among The Anaheim Redevelopment Agency, the City of Anaheim and Disc Manufacturing, Inc., filed as Exhibit 10(p) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (l) Agreement for Purchase and Sale dated February 13, 1996 between Stenograph Acquisition Corp., IIS Acquisition Corp., Pettibone Corp., and Quixote Corporation, Stenograph Corporation, Legal Technologies, Inc., Legal Technologies Limited and Integrated Information Services filed as Exhibit 2.1 to the Company's 8-K Report dated March 4, 1996, File No. 0-7903, and incorporated herein by reference.

      (m) Agreement for Purchase and Sale dated January 25, 1996 between Stenograph Corporation and LSI Acquisition, Inc. filed as
            Exhibit 2.2 to the Company's 8-K Report dated March 4, 1996, File No. 0-7903, and incorporated herein by reference.

      (n)   Agreement for Purchase and Sale of Assets dated July 3,
            1996 between Integrated Information Services, Inc., Pettibone Corporation, Quixote Corporation and Discovery Products, Inc., filed herewith.

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


                                QUIXOTE CORPORATION
                                    (Registrant)


Dated:    September 27, 1996                  By: /s/Philip E. Rollhaus, Jr.
      --------------------------              --------------------------------
                                              Philip E. Rollhaus, Jr., Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                             DATE
- ---------                         -----                             ----
/s/Philip E. Rollhaus, Jr.
- ---------------------------   Chairman and Director              September 27, 1996
Philip E. Rollhaus, Jr.       (Chief Executive Officer)

/s/Leslie J. Jezuit
- ---------------------------   President and Chief Operating      September 27, 1996
Leslie J. Jezuit              Officer

/s/Myron R. Shain
- ---------------------------   Executive Vice President-Finance   September 27, 1996
Myron R. Shain                and Treasurer (Chief Accounting
                              and Financial Officer)
/s/James H. DeVries
- ---------------------------   Executive Vice President and       September 27, 1996
James H. DeVries              Secretary, Director

/s/William G. Fowler
- ---------------------------   Director                           September 27, 1996
William G. Fowler

/s/Lawrence C. McQuade
- ---------------------------   Director                           September 27, 1996
Lawrence C. McQuade

/s/David S. Ruder
- ---------------------------   Director                           September 27, 1996
David S. Ruder

/s/Robert D. van Roijen, Jr.
- ---------------------------   Director                           September 27, 1996
Robert D. van Roijen, Jr.


                            QUIXOTE CORPORATION & SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the years ended June 30, 1996, 1995 and 1994



Column A               Column B        Column C          Column D(a)      Column E
- --------               --------        -----------       -----------      ---------

                                       Additions
                       Balance at      Charged to                        Balance at
                     Beginning of      Costs and                           End of
Description             Period          Expenses          Deductions       Period
- -----------          ------------      ----------        -----------      ---------

Deducted from
 Receivables:

Allowance for
 Doubtful Accounts:

Year ended
 June 30, 1996       $  810,000        $  530,000        $  600,000      $  740,000
                     ==========        ==========        ==========      ==========
Year ended
 June 30, 1995       $  665,000        $  463,000        $  318,000      $  810,000
                     ==========        ==========        ==========      ==========
Year ended
 June 30, 1994       $  520,000        $  631,000        $  486,000      $  665,000
                     ==========        ==========        ==========      ==========


NOTES:

(a) Column D represents accounts written off as uncollectable, net of collections on accounts previously written off.

                                     EXHIBIT INDEX

          EXHIBIT NUMBER                          EXHIBITS
      ----------------------         -------------------------------------------
                10(a)                EIGHTH AMENDMENT TO LOAN AGREEMENT EXECUTED AS OF
                                     JUNE 4, 1996 AND EFFECTIVE MARCH 31, 1996.

                10(a)                REVOLVING CREDIT NOTES DATED MARCH 31. 1996.

                10(f)                RETIREMENT AWARD AGREEMENTS

                10(f)                AMENDED RETIREMENT AWARD AGREEMENTS DATED
                                     AUGUST 23, 1996.

                10(n)                AGREEMENT FOR PURCHASE AND SALE OF ASSETS
                                     DATED JULY 3, 1996.

                11                   STATEMENT REGARDING COMPUTATION OF EARNINGS
                                     PER SHARE.

                21                   SUBSIDIARIES OF THE COMPANY.

                23                   CONSENT OF COOPERS & LYBRAND L.L.P. AS INDEPENDENT
                                     CERTIFIED PUBLIC ACCOUNTANTS.

                27                   FINANCIAL DATA SCHEDULE