Form 10-Q
period 1996-09-30
QUIXOTE CORP
filed 1996-11-13
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,974,612 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 30, 1996.

                                     PART I
                             FINANCIAL INFORMATION
                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                       Three Months Ended September 30,
                                       --------------------------------
                                           1996             1995
                                           ----             ----
Net sales.............................$ 31,593,000      $ 37,643,000
Cost of sales.........................  21,691,000        25,884,000
                                      ------------      ------------
Gross profit..........................   9,902,000        11,759,000

Selling & administrative expenses.....   7,171,000         6,954,000
Research & development expenses.......     444,000           297,000
                                      ------------      ------------
                                         7,615,000         7,251,000

Operating profit......................   2,287,000         4,508,000

Other income (expenses):
  Interest income.....................       1,000            75,000
  Interest expense....................  (1,092,000)       (1,557,000)
  Other...............................     (59,000)         (173,000)
                                      ------------      ------------
                                        (1,150,000)       (1,655,000)
                                      ------------      ------------

Earnings from continuing operations
 before income taxes..................   1,137,000         2,853,000
Provision for income taxes............     341,000         1,084,000
                                      ------------      ------------
Earnings from continuing
 operations...........................     796,000         1,769,000
Loss from discontinued operations.....                   (12,331,000)
                                      ------------      ------------
Net earnings (loss)...................$    796,000      $(10,562,000)
                                      ============      ============

Per share data:
Earnings from continuing operations...$        .10      $        .22
Loss from discontinued operations.....                         (1.54)
                                      ------------      ------------
Net earnings (loss)...................$        .10      $      (1.32)
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   7,988,792         8,024,035
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                               September 30,       June 30,
                                          ------------------------------------
ASSETS                                            1996              1996
------------------------------------------------------------------------------
                                              (Unaudited)
Current assets:
  Cash & cash equivalents.....................$  1,945,000      $  2,250,000
  Accounts receivable, net of allowances
    for doubtful accounts of $952,000 at
    September 30 and $740,000 at June 30......  24,397,000        22,433,000

  Refundable income taxes.....................   3,016,000         3,016,000

  Inventories:
    Raw materials.............................   2,881,000         3,957,000
    Work in process...........................   1,708,000         1,052,000
    Finished goods............................   1,088,000           944,000
                                              ------------      ------------
                                                 5,677,000         5,953,000

  Deferred income tax assets..................   2,643,000         2,643,000

  Other current assets........................   1,685,000         1,223,000
                                              ------------      ------------
Total current assets..........................  39,363,000        37,518,000
                                              ------------      ------------

Property, plant and equipment, at cost........ 145,352,000       145,545,000
  Less accumulated depreciation............... (59,616,000)      (57,219,000)
                                              ------------      ------------
                                                85,736,000        88,326,000
                                              ------------      ------------

Other assets .................................   3,886,000         3,985,000
                                              ------------      ------------

                                              $128,985,000      $129,829,000
                                              ============      ============


See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                             September 30,         June 30,
                                             ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1996               1996
------------------------------------------------------------------------------
                                             (Unaudited)
Current liabilities:
  Accounts payable...........................$  4,568,000        $  3,648,000
  Dividend payable...........................                         946,000
  Accrued expenses...........................  14,830,000          13,259,000
  Income taxes payable.......................     297,000
                                             ------------        ------------
Total current liabilities....................  19,695,000          17,853,000
                                             ------------        ------------

Long-term debt...............................  54,500,000          58,000,000
Net liabilities of discontinued operations...   4,385,000           4,428,000

Deferred income tax liabilities..............   1,929,000           1,929,000

Shareholders' equity:
  Common stock...............................     145,000             145,000
  Capital in excess of par value of stock....  29,812,000          29,751,000
  Retained earnings..........................  23,992,000          23,196,000
  Treasury stock, at cost....................  (5,473,000)         (5,473,000)
                                             ------------        ------------
                                               48,476,000          47,619,000
                                             ------------        ------------

                                             $128,985,000        $129,829,000
                                             ============        ============


See Notes to Consolidated Condensed Financial Statements.

                             QUIXOTE CORPORATION AND SUBSIDIARIES
                        Consolidated Condensed Statements of Cash Flows
                                          (Unaudited)

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                             1996          1995
                                                         ------------  -------------
Cash from operating activities:
Net earnings (loss)......................................$    796,000  $(10,562,000)
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Depreciation...........................................   3,415,000     3,780,000
  Amortization...........................................     108,000       441,000
  Provisions for losses on accounts receivable...........     212,000        67,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable.......................  (2,176,000)   (2,697,000)
   Increase in inventories and other current assets......    (186,000)   (1,367,000)
   Increase in accounts payable and
    accrued expenses.....................................   2,491,000     5,263,000
   Increase (decrease) in income taxes payable...........     297,000    (1,227,000)
Discontinued operations-noncash charges and working
 capital changes.........................................    (43,000)    13,424,000
                                                         ------------  ------------
 Net cash provided by operating activities...............   4,914,000     7,122,000
                                                         ------------  ------------
Investing activities:
 Purchase of property, plant and equipment...............    (825,000)  (17,451,000)
 Capitalized systems, design and software costs..........                  (169,000)
 Decrease in funds deposited with IDB trustee............                   541,000
 Other...................................................      (9,000)      (66,000)
                                                         ------------  ------------
 Net cash used in investing activities...................    (834,000)  (17,145,000)
                                                         ------------  ------------
Financing activities:
 Payments on revolving line of credit....................  (3,500,000)     (700,000)
 Borrowings under short-term note payable................                10,000,000
 Payment of semi-annual dividend.........................    (946,000)     (861,000)
 Proceeds from exercise of stock options.................      61,000
                                                         ------------   -----------
 Net cash (used in) provided by financing activities.....  (4,385,000)    8,439,000
                                                         ------------   -----------
Net change in cash and cash equivalents..................    (305,000)   (1,584,000)

Cash and cash equivalents at beginning of period.........   2,250,000     2,093,000
                                                         ------------   -----------
Cash and cash equivalents at end of period...............$  1,945,000   $   509,000
                                                         ============   ===========

Note:  In the current quarter the Company made cash payments of $44,000 for income taxes and paid $661,000 for interest costs.  In last year's first quarter the Company had a net refund of $83,000 for income taxes and paid $809,000 for interest costs.

See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1996 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1997.

2. During the first quarter of fiscal 1996, the Company discontinued the operations of Legal Technologies, Inc., which had been involved in the development, manufacture and sale of products and systems for the legal
community.   The results of operations of the legal technologies segment and the estimated loss on its disposition are presented as discontinued operations
in the accompanying consolidated statements of operations.   The income tax
benefit for discontinued operations for the quarter ended September 30, 1995, was $7,914,000.

                  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER

The Company's sales for the first quarter of fiscal 1997 decreased 16% to $31,593,000 from $37,643,000 in the same quarter last year due to a decline in sales at Disc Manufacturing, Inc. (DMI). Sales at DMI decreased 19% in the current quarter to $20,497,000 from $25,429,000 in the first quarter last year due to the loss of a major customer, BMG Music, that occurred in last year's second quarter. BMG Music accounted for $8 million in sales in last year's first quarter. As a result, CD-Audio unit sales decreased 35% in the current quarter from the same quarter last year. CD-ROM unit sales increased 12% during the first quarter from the same quarter last year. As a result of continued declines in the average unit selling prices of these products, CD-Audio sales dollars decreased 44% and CD-ROM sales dollars increased 4% in the quarter from last year. These declines in selling price are due to, among other things, a continued increase in U.S. production capacity. Sales at Energy Absorption Systems, Inc. for the current quarter decreased 9% to $11,096,000 from $12,214,000 in the same quarter last year. This was due to a decline in sales of the GREAT (TM) product line which declined to $2,515,000 in the current quarter from $3,597,000 in the first quarter last year. There was also a decline in parts sales of $321,000 which was offset somewhat by an increase in Energite (R) sales of $223,000. The Company believes the decline in GREAT (TM) sales may be due in part to a postponement in sales in anticipation of a replacement product, the QuadGuard, introduced by Energy Absorption late in the current quarter.

The gross profit margin in the first quarter remained consistent with the first quarter last year at 31.3% and 31.2%, respectively. DMI's gross profit margin decreased as a result of a decrease in the selling prices of its products but this was offset by decreases in material costs, principally jewel box price declines. The Company expects to experience continued pressure on disc selling prices which will have a limiting effect on gross profit margins at DMI. Energy Absorption's gross profit margin for the current quarter declined slightly as a result of increased depreciation and other costs due to the expansion of its Pell City facility which was completed in fiscal 1996.

Selling and administrative expenses in the current quarter increased 3% to $7,171,000 from $6,954,000 in the same quarter last year attributable to DMI. DMI's selling and administrative expenses increased principally due to an increase in legal expenses related to defending a patent infringement claim against DMI. Energy Absorption's selling and administrative expenses remained at a level consistent with the first quarter last year.

Research and development expenses in the current quarter increased 49% to $444,000 compared to $297,000 in the same quarter last year. This increase is due to expenditures at Energy Absorption for the development of new products to replace some of Energy Absorption's existing products in order to meet revised highway safety standards known as NCHRP 350. These new standards increase safety requirements to include heavier and higher center of gravity vehicles.

Interest income in the current quarter was $1,000 compared to $75,000 in the first quarter last year due to the redemption of the Company's $6 million restricted certificate of deposit posted as injunction security for certain litigation. The Company replaced this CD with a surety bond backed by a letter of credit in the third quarter of last year. Interest expense in the current quarter decreased 30% to $1,092,000 from $1,557,000 in the first quarter last year. This was due to a decrease in long-term debt to $54,500,000 as of September 30, 1996 compared to $78,275,000 at the same time last year. Other expenses in the current quarter decreased to $59,000 from $173,000 in the same quarter last year.

The Company's effective tax rate decreased in the current quarter to 30% from 38% from the same quarter last year due to the anticipated realization of certain tax benefits in the current year along with the settlement of certain tax contingencies.


LIQUIDITY AND CAPITAL RESOURCES

The Company has cash of $1,945,000 and additional funds of $28,500,000 available under its bank arrangements at September 30, 1996. Operating activities were a source of cash for the Company providing cash of $4,914,000.

Cash of $834,000 was used during the first quarter for investing activities. The Company's principal investing activity was the purchase of equipment for $825,000.

Financing activities used cash of $4,385,000 due to payments made on the Company's bank debt of $3,500,000 and from the payment of a semiannual cash dividend to its shareholders of $946,000.

During the balance of fiscal 1997, the Company anticipates the need for approximately $7,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operating segments. Also, each of the Company's operating segments will require additional investments in working capital to maintain growth. These expenditures will be financed either through cash generated from operations or from borrowings on the Company's revolving credit facility. The Company believes its cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

                                        II
                                OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

1. DISC MANUFACTURING, INC. ET AL. V. MASSEY ET AL., Case No. CV90-1214 (Madison County Circuit Court, Alabama). In September 1996, the Supreme Court of Alabama rendered its opinion on the parties' appeals of the Circuit Court's May 1995 Order. The Supreme Court affirmed the dismissal of those aspects of Disc Manufacturing, Inc.'s complaint based on corporate opportunity to acquire Memory-Tech, but reinstated all other claims contained in Counts I, II and IV. Consequently, DMI has pending claims for breach of fiduciary duty, interference with contract and business relations, fraud and conspiracy. The Supreme Court affirmed dismissal of claims of the defendants except for wrongful injunction, breach of contract, fraud, state dilution, palming off and alleged interference claims. Defendants have filed an Application for Rehearing which is pending. DMI has filed an Application for Rehearing, which is also pending, concerning the Court's failure (apparently due to oversight) to address DMI's appeal of the dismissal of its claim for unjust enrichment. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

2. MICRO DYNAMICS V. STENOGRAPH CORPORATION, Civil Action No. CD-94-1805 (U.S. District Court for the District of Maryland). In October 1996, the District Court granted Stenograph's motion for summary judgment in part, dismissing Micro Dynamics' claim based on quantum meruit, but reserving judgment until trial on the trade secret and trademark claims. Trial has been set for December 16, 1996. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

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

(b) There were no reports filed on Form 8-K for the quarter ended September 30, 1996.

(c)  Exhibits

     None.

                                 SIGNATURE
                                 ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE:   November 13, 1996                   /s/ Myron R. Shain
     ----------------------                 ---------------------------------
                                            MYRON R. SHAIN
                                            EXECUTIVE VICE PRESIDENT - FINANCE
                                             (Chief Financial & Accounting
                                             Officer)