Form 10-Q
period 1996-12-31
QUIXOTE CORP
filed 1997-02-13
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,974,612 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 1996.

                                     PART I
                             FINANCIAL INFORMATION

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                       THREE MONTHS ENDED DECEMBER 31,
                                       --------------------------------
                                           1996             1995
                                           ----             ----

Net sales.............................$ 34,383,000      $ 36,067,000
Cost of sales.........................  23,480,000        26,398,000
                                      ------------      ------------
Gross profit..........................  10,903,000         9,669,000

Operating Expenses:
  Selling & administrative............   7,646,000         6,877,000
  Research & development..............     605,000           277,000
                                      ------------      ------------
                                         8,251,000         7,154,000

Operating profit......................   2,652,000         2,515,000
                                      ------------      ------------

Other income (expense):
  Interest income.....................                        90,000
  Interest expense....................  (1,113,000)       (1,627,000)
  Other...............................     (55,000)         (249,000)
                                      ------------      ------------
                                        (1,168,000)       (1,786,000)
                                      ------------      ------------

Earnings from continuing operations
before income taxes...................   1,484,000           729,000
Provisions for income taxes...........     445,000           277,000
                                      ------------      ------------
Earnings from continuing operations...   1,039,000           452,000
                                      ------------      ------------

Loss from discontinued operations
  (net of tax)........................                      (135,000)
                                      ------------      ------------
Net earnings..........................$  1,039,000      $    317,000
                                      ============      ============

Per share data:
  Earnings from continuing operations.$        .13      $        .06
  Loss from discontinued operations...                          (.02)
                                      ------------      ------------
Net earnings..........................$        .13      $        .04
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   8,013,144         7,989,747
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements.

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                        SIX MONTHS ENDED DECEMBER 31,
                                       --------------------------------
                                           1996             1995
                                           ----             ----

Net sales.............................$ 65,976,000      $ 73,710,000
Cost of sales.........................  45,171,000        52,282,000
                                      ------------      ------------
Gross profit..........................  20,805,000        21,428,000

Operating Expenses:
  Selling & administrative............  14,817,000        13,830,000
  Research & development..............   1,049,000           575,000
                                      ------------      ------------
                                        15,866,000        14,405,000

Operating profit......................   4,939,000         7,023,000
                                      ------------      ------------

Other income (expense):
  Interest income.....................       1,000           165,000
  Interest expense....................  (2,205,000)       (3,184,000)
  Other...............................    (114,000)         (422,000)
                                      ------------      ------------
                                        (2,318,000)       (3,441,000)
                                      ------------      ------------

Earnings from continuing operations
before income taxes...................   2,621,000         3,582,000
Provisions for income taxes...........     786,000         1,361,000
                                      ------------      ------------
Earnings from continuing operations...   1,835,000         2,221,000
                                      ------------      ------------

Discontinued operations (net of tax):
  Actual loss from operations.........                    (1,553,000)
  Loss on disposition.................                   (10,913,000)
                                      ------------      ------------
  Loss from discontinued operations...                   (12,466,000)
                                      ------------      ------------
Net earnings (loss)...................$  1,835,000      $(10,245,000)
                                      ============      ============

Per share data:
  Earnings from continuing operations.$        .23      $        .28
  Loss from discontinued operations...                         (1.56)
                                      ------------      ------------
Net earnings (loss)...................$        .23      $      (1.28)
                                      ============      ============
Weighted average common and common
equivalent shares outstanding.........   8,009,489         7,989,635
                                      ============      ============

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets


                                              DECEMBER 31,         JUNE 30,
                                          -------------------------------------
ASSETS                                            1996              1996
-------------------------------------------------------------------------------
                                              (Unaudited)

Current assets:
  Cash and cash equivalents...................$  4,866,000      $  2,250,000
  Accounts receivable, net of allowances
   for doubtful accounts of $1,207,000 at
   December 31 and $740,000 at June 30........  23,351,000        22,433,000

Refundable income taxes......................    3,016,000         3,016,000

Inventories:
  Raw materials...............................   3,617,000         3,957,000
  Work in process.............................   1,392,000         1,052,000
  Finished goods..............................   1,283,000           944,000
                                              ------------      ------------
                                                 6,292,000         5,953,000

Deferred income tax assets....................   2,643,000         2,643,000

Other current assets..........................   1,845,000         1,223,000
                                              ------------      ------------
Total current assets..........................  42,013,000        37,518,000
                                              ------------      ------------


Property, plant and equipment, at cost........ 146,839,000       145,545,000
Less accumulated depreciation................. (63,043,000)      (57,219,000)
                                              ------------      ------------
                                                83,796,000        88,326,000
                                              ------------      ------------

Other assets..................................   4,506,000         3,985,000
                                              ------------      ------------
                                              $130,315,000      $129,829,000
                                              ============      ============



See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                               DECEMBER 31,        JUNE 30,
                                             ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1996               1996
-------------------------------------------------------------------------------
                                             (Unaudited)

Current liabilities:
  Long-term debt.............................$ 54,500,000
  Accounts payable...........................   4,899,000        $  3,648,000
  Dividends payable..........................     957,000             946,000
  Accrued expenses...........................  15,680,000          13,259,000
                                             ------------        ------------
Total current liabilities....................  76,036,000          17,853,000
                                             ------------        ------------

Long-term debt...............................                      58,000,000
Net liabilities of discontinued operations...   3,792,000           4,428,000

Deferred income taxes........................   1,929,000           1,929,000

Shareholders' equity:
  Common stock...............................     145,000             145,000
  Capital in excess of par value of stock....  29,812,000          29,751,000
  Retained earnings..........................  24,074,000          23,196,000
  Treasury stock, at cost....................  (5,473,000)         (5,473,000)
                                             ------------        ------------
  Total shareholders' equity                   48,558,000          47,619,000
                                             ------------        ------------

                                             $130,315,000        $129,829,000
                                             ============        ============



See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                          SIX MONTHS ENDED DECEMBER 31,
                                                        -------------------------------
                                                           1996             1995
                                                           ----             ----
Net earnings (loss).................................    $ 1,835,000    $(10,245,000)
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
  Depreciation and amortization.....................      7,064,000       8,833,000
  Provision for losses on accounts receivable.......        467,000          74,000
Changes in operating assets and liabilities:
    Accounts receivable.............................     (1,385,000)       (379,000)
    Inventories.....................................       (339,000)     (1,896,000)
    Other current assets............................       (622,000)       (772,000)
    Accounts payable and accrued expenses...........      3,672,000       1,226,000
    Income taxes payable............................                     (1,567,000)
    Discontinued operations-noncash charges and
    working capital changes.........................       (636,000)     12,602,000
                                                        -----------     -----------
Net cash provided by operating activities...........     10,056,000       7,876,000
                                                        -----------     -----------
Investing activities:
  Purchase of property, plant and equipment.........     (2,312,000)    (21,941,000)
  Capitalized systems, design and software costs....                       (339,000)
  Decrease in funds deposited with IDB trustee......                      1,536,000
  Other.............................................       (743,000)       (652,000)
                                                        -----------     -----------

Net cash used in investing activities...............     (3,055,000)    (21,396,000)
                                                        -----------     -----------

Financing activities:
  Net proceeds (payments) under revolving credit
  agreement.......................................       (3,500,000)     14,450,000

  Payment of semi-annual cash dividend..............       (946,000)       (861,000)
  Proceeds from exercise of common stock options....         61,000
                                                         -----------      ---------

Net cash used in (provided by) financing activities.     (4,385,000)     13,589,000
                                                        -----------      ----------

Net change in cash and cash equivalents............       2,616,000          69,000

Cash and cash equivalents at beginning of period...       2,250,000       2,093,000
                                                        -----------     -----------

Cash and cash equivalents at end of period..........    $ 4,866,000     $ 2,162,000
                                                        ===========     ===========

Note: During the six months ended December 31, 1996, the Company made cash payments of $902,000 for income taxes and paid $2,053,000 for interest. During the same period last year the Company made cash payments of $451,000 for income taxes and paid $2,866,000 for interest.

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

2. During the second quarter, the Company entered into an agreement to sell substantially all of the assets and transfer some of the liabilities of Disc Manufacturing, Inc. to Cinram Inc. and its Canadian parent, Cinram Ltd. for approximately $80 million in cash. The Company will retain the Huntsville, Alabama land and building as well as DMI's litigation. The sale is subject to stockholder approval. DMI's financial position and results of operations will be included in the Company's continuing operations until stockholder approval is obtained. The cash proceeds from the sale of DMI assets will be used, in part, to pay all of the Company's long-term debt. As a result, the Company has classified this debt as current in the accompanying Consolidated Condensed Balance Sheet at December 31, 1996.

3. During the first quarter of fiscal 1996, the Company discontinued the operations of Legal Technologies, Inc., which was involved in the development, manufacture and sale of products and systems for the legal community. The results of operations of the legal technologies segment and the estimated loss on its disposition are presented as discontinued operations in the accompanying consolidated statements of operations. The income tax benefit for discontinued operations for the six months ended December 31, 1996 was $8,000,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
---------------------------------------------------

The Company's sales for the first six months of fiscal 1997 decreased 10% to $65,976,000 from $73,710,000 in the same period last year due to declines in sales at both Disc Manufacturing, Inc. (DMI) and Energy Absorption Systems, Inc. (Energy). Sales at DMI decreased 11% in the six month period to $45,685,000 from $51,422,000 in the same period last year due principally to the loss of a major customer, BMG Music, that occurred in the second quarter of last year.
BMG Music accounted for approximately $12 million in sales in the first six months last year compared to sales of less than $500,000 in the comparable period this year. As a result, CD-Audio unit sales decreased 13% in the six month period from the same period last year. CD-ROM unit sales increased 5% during the six month period from the same period last year. As a result of declines in the average unit selling prices of these products, CD-Audio sales dollars declined 26% and CD-ROM sales dollars decreased 4% during the six month period from the same period last year. Sales at Energy for the six months were $20,291,000 compared to $22,288,000 in the same period last year due to a decline in sales of Energy's GREAT-Registered Trademark- product line. The Company believes this was due to, among other things, increased competition in this product line. In addition, the Company believes that some customers may be postponing their purchases in anticipation of several new products to be introduced by Energy that qualify under the new federal testing and evaluation guidelines known as NCHRP 350, coupled with a delay in certifying one of these new products.

The gross profit margin in the current six month period increased to 31.5% from 29.1% in the same period last year due to margin improvements at DMI. DMI's gross profit margin increased mainly due to a decline in the cost of materials, principally jewel boxes. DMI also improved gross profit margins due to a decline in direct labor from certain production efficiencies. These improvements in gross margin were offset partially by the continued decline in the selling prices of DMI's products. The Company expects to experience continued pressure on disc selling prices which may have a limiting effect on its gross profit margins. Energy's gross profit margin for the current six month period decreased due to a change in product mix and, to a lesser extent, volume inefficiencies as a result of the decrease in sales. Increased costs due to the expansion of Energy's Pell City, Alabama facility also adversely affected gross profit margins but to a lesser extent.

Selling and administrative expenses in the current six month period increased 7% to $14,817,000 from $13,830,000 in the same period last year. DMI's selling and administrative expenses increased principally due to an increase in legal expenses related to defending a patent infringement claim against DMI. DMI also had an increase in its selling expenses for CD-Audio and mastering equipment sales. Energy's selling and administrative expenses decreased slightly due to last year's inclusion of expenses related to the write-off of Energy's sewer rehabilitation business.

Research and development expenses in the current six month period increased 82% to $1,049,000 compared to $575,000 in the same period last year. This increase is due to expenditures at Energy related to the development of new products as well as for the upgrade of its existing product line to meet the revised NCHRP standards.

Interest income in the current six month period was $1,000 compared to $165,000 in the same period last year due to the Company's redemption of its $6 million certificate of deposit posted as injunction security for certain litigation.
The Company replaced this certificate of deposit with a surety bond backed by a letter of credit in the third quarter of last year. Interest expense in the current six month period decreased 31% to $2,205,000 from $3,184,000 in the same period last year. This was due to a decrease in long-term debt to $54,500,000 as of December 31, 1996 compared to $82,450,000 at the same time last year. Other expenses in the current six month period decreased to $114,000 compared to $422,000 in the same period last year.

The Company's effective tax rate decreased in the current six month period to 30% from 38% in the same period last year due to the anticipated realization of certain tax benefits in the current year along with the settlement of certain tax contingencies.


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the second quarter of fiscal 1997 decreased 5% to $34,383,000 from $36,067,000 in the same quarter last year due to declines in sales at both DMI and Energy. Sales at DMI decreased 3% in the quarter to $25,188,000 from $25,993,000 in the same quarter last year due principally to the decline in the selling prices of its products despite an overall increase in unit sales of 8%. CD-Audio unit sales increased 20% in the quarter from the same quarter last year. CD-ROM unit sales increased 1% during the quarter from the same quarter last year. As a result of declines in the average unit selling prices of these products, CD-Audio sales dollars increased only 1% and CD-ROM sales dollars decreased 10% during the quarter from the same quarter last year. Sales at Energy for the quarter decreased 9% to $9,195,000 from $10,074,000 in the same quarter last year due to a decline in sales of Energy's GREAT-Registered Trademark- product and other permanent systems. This was offset somewhat by an increase in sales of the truck-mounted attenuator (TMA), Energite-Registered Trademark- and parts sales.

The gross profit margin in the current quarter increased to 31.7% from 26.8% in the same quarter last year due to margin improvements at DMI. DMI's gross profit margin increased mainly due to a decline in the cost of materials, principally jewel boxes. This reduction in material was offset partially by the continued decline in the selling price of DMI's products. DMI also improved gross margins due to a decline in direct labor from certain production efficiencies. Energy's gross profit margin for the quarter remained at a level consistent with last year.

Selling and administrative expenses in the current quarter increased 11% to $7,646,000 from $6,877,000 in the same quarter last year. DMI's selling and administrative expenses increased principally due to an increase in its selling expenses for CD-Audio and mastering equipment sales consistent with the unit increases in sales. Energy's selling and administrative expenses decreased slightly due to last year's inclusion of expenses related to the write-off of Energy's sewer rehabilitation business and reductions in personnel at Energy's Safe-Hit operation. Administrative expenses at the corporate level increased due to an increase in salaries and pension expense.

Research and development expenses in the current quarter increased 118% to $605,000 compared to $277,000 in the same quarter last year. This increase in R&D is due to expenditures at Energy for the development of new products as well as for the upgrade of its existing product line to meet the revised NCHRP 350 standards.

There was no interest income in the current quarter compared to $90,000 in the same quarter last year due to the Company's redemption of its $6 million certificate of deposit posted as injunction security for certain litigation. Interest expense in the current quarter decreased 32% to $1,113,000 from $1,627,000 in the same quarter last year. This was due to a decrease in long-term debt to $54,500,000 as of December 31, 1996 compared to $82,450,000 at the same time last year. Other expenses in the current quarter decreased to $55,000 compared to $249,000 in the same quarter last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash of $4,866,000 and additional funds of $28,500,000 available under its bank arrangements at December 31, 1996. Operating activities were a source of cash for the Company for the first six months of fiscal 1997 providing cash of $10,056,000.

Cash of $3,055,000 was used during the six month period for investing activities. The Company's primary investing activity was the purchase of $2,312,000 in plant and equipment for both Energy and DMI.

Financing activities used cash of $4,385,000 principally due to payments made on the Company's bank debt and, to a lesser extent, by the payment of a semiannual cash dividend to its shareholders.

As discussed in Note 2 to the Consolidated Condensed Financial Statements, during the second quarter, the Company entered into an agreement to sell substantially all of the assets and transfer some of the liabilities of DMI to Cinram Inc. and its Canadian parent, Cinram Ltd. for approximately $80 million in cash (the transaction). In the transaction, the Company retains DMI's Huntsville, Alabama land and building as well as responsibility for DMI's litigation. The Company expects that it will recognize a loss of approximately $4 million (net of income tax benefits) on the sale. The sale is subject to stockholder approval. DMI's financial position and results of operations will be included in the Company's continuing operations until such time that stockholder approval is obtained.

Upon the closing of the transaction, the Company will be in violation of certain covenants of its revolving credit facility including the income and asset sales covenants. The Company is currently in discussions with its lenders to amend the current credit facility.

The Company will receive cash proceeds (net of expenses) of approximately $78 million. This cash will be used, in part, to pay all of the Company's debt including its bank debt and convertible debentures. The remaining cash will be invested initially in short-term instruments. The Company plans to make acquisitions in the highway safety and equipment market with these funds along with borrowings under a revised credit facility.

During the balance of fiscal 1997, the Company anticipates needing approximately $1,000,000 in cash for capital expenditures for Energy. Also, Energy will require additional investments in working capital to maintain growth. These expenditures will be financed either through the DMI sale proceeds, cash generated from operations or from borrowings available under the Company's current or revised revolving credit facility. The Company believes its cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

                                        II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

1. DISC MANUFACTURING, INC. ET AL. V. MASSEY ET AL., CV90-1214L (Madison County Circuit Court, Alabama). The parties' respective Applications for Rehearing of the Alabama Supreme Court's September 1996 opinion were denied November 22, 1996 and that decision is now final. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

2. JEFFREY SMITH V. ENERGY ABSORPTION SYSTEMS INC., NO. GD941220, Court of Common Pleas of Allegheny County, Pennsylvania. This case has been scheduled for trial on March 18, 1997. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

3. MICRO DYNAMICS V. STENOGRAPH CORPORATION, No. CD-94-1805, U.S. District Court for the District of Maryland. The trial of this matter was concluded in January 1997. The judge ruled that Micro Dynamics was unreasonable in its refusal to assign its software to Stenograph, including its Integrated Information Services division, and that Stenograph had an implied license to use the Micro Dynamics software. The judge denied Stenograph's counterclaims and ruled that Stenograph owed plaintiff $162,000 in royalty payments. There is still time for either side to appeal. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.


ITEM 2. CHANGES IN SECURITIES
-----------------------------
None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company's Annual Meeting of Shareholders was held on November 14, 1996. The matters voted on at the Annual Meeting were as follows:

(i) The election of Philip E. Rollhaus, Jr. and David S. Ruder to serve as directors.

(ii) The approval of Coopers & Lybrand, L.L.P. as independent auditors for the Company.

Messrs. Rollhaus and Ruder were elected and all other matters were approved as follows:

                                             VOTES
                                                  ABSTAIN OR
                               FOR     AGAINST     WITHHELD    NO VOTE
                              -----    -------    ----------   -------
Election of Directors
  Philip E. Rollhaus, Jr.   6,247,442              1,240,709
  David S. Ruder            6,269,565              1,218,586

Approval of Coopers and
  Lybrand, L.L.P.           7,422,780   24,418        40,953


ITEM 5.  OTHER INFORMATION
--------------------------
None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) On December 16, 1996, the Company filed a report on Form 8-K dated the same date, reporting under, "Item 5 - Other Events", that the Company had entered into an agreement on December 8, 1996 to sell substantially all of the assets of its subsidiary, Disc Manufacturing, Inc., for approximately $80 million in cash to Cinram, Inc. and its Canadian parent company, Cinram Ltd. In connection with the purchase, Quixote and Disc Manufacturing, Inc. will retain the Huntsville, Alabama building and land and certain liabilities, including, but not limited to, those associated with certain litigation. The transaction is subject to Quixote stockholder approval and is expected to close in the quarter ended March 31, 1997.

(b)  Exhibits

       * Management contract, compensatory plan or agreement

       10.(a) *Amended Executive Employment Agreements dated November 14, 1996 between the Company and each of Philip E. Rollhaus, Jr., James H. DeVries and Myron R. Shain; Second Amendment to Executive Employment Agreement dated January 12, 1997 between the Company and Philip E. Rollhaus, Jr.; Second Amendment to Employment Agreement dated January 10, 1997 between the Company and James H. DeVries; Amendment to Key Employee Severance Agreement dated January 12, 1997 between the Company and Leslie J. Jezuit; Amendment to Key Employee Severance Agreement dated January 12, 1997 between the Company and George D. Ebersole; Key Employee Severance Agreement dated February 17, 1989 between the Company and Daniel P. Gorey; Amendment to Key Employee Severance Agreement dated January 10, 1997 between the Company and Daniel P. Gorey.

       10.(b) Fourth Amendment to Lease dated as of September 18, 1996 between the Company and United Insurance Company of America.

       10.(c) Asset Purchase Agreement dated as of December 8, 1996 among the Company, Disc Manufacturing, Inc., Cinram Ltd. and Cinram Inc.

       11. Computation of earnings per average common and common equivalent share.

                                 SIGNATURE
                                 ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE: FEBRUARY 13, 1997                      /s/ Daniel P. Gorey
     ----------------------                  -----------------------------------

                                             DANIEL P. GOREY
                                             Chief Financial Officer, Vice
                                             President and Treasurer
                                             (Chief Financial & Accounting
                                             Officer)