Form 10-K405/A
period 1996-06-30
QUIXOTE CORP
filed 1997-02-26
CIK 32870

                                     FORM 10-K/A

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

               For the fiscal year ended                 June 30, 1996
                                                 ----------------------------
                                        OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                         ------------------     -------------------

                      Commission file number           0-7903
                                             --------------------------
                                Quixote Corporation
                    -------------------------------------------
               (Exact name of registrant as specified in its charter)

       DELAWARE                                     36-2675371
---------------------------                    -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS              60601
------------------------------------------       ---------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:     (312) 467-6755
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

Item 1.  Business
-----------------

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

HIGHWAY SAFETY DEVICES
----------------------



Description of Business
-----------------------

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

Competition and Marketing
-------------------------

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

Government Policies
-------------------

The market for crash cushions is directly affected by federal, state and local governmental policies. A substantial portion of Energy's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Energy's sales could be adversely affected by a reduction in federal assistance for highway safety projects. The Intermodal Surface Transportation Efficiency Act of 1991, signed into law on December 18, 1991, provides authorization for highways and highway safety. Total funding of approximately $150 billion could be available over a six year period, but there is no assurance that the total $150 billion will be available or will be expended during the six year time period. The funds are distributed to the states each year. The states must set aside 10 percent for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the Federal Highway Administration. Energy is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

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

Backlog
-------

As of June 30, 1996, 1995 and 1994, Energy had a backlog of unfilled orders for highway safety devices of $8,591,000, $10,200,000 and $8,057,000, respectively. The Company can usually fill an order within 6 to 8 weeks of receipt.

Research and Development; Patents
---------------------------------

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

Raw Materials
-------------

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum and wood components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. Energy believes that adequate supplies of these materials will continue to be available.

Major Customers
---------------

No single customer represents a significant portion of Energy's highway safety business.

Other
-----

In April 1995 Energy acquired a 40% interest in Quantic Industries, Inc. for $6,700,000. Quantic is a manufacturer of electronic and pyrotechnic devices for the aerospace and defense industries and has also developed a low-cost proprietary initiator for automobile airbag systems. Energy sold its 40% interest in May 1996 for $8,050,000.

COMPACT DISC MANUFACTURING
--------------------------



Description of Business
-----------------------

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

Competition and Marketing
-------------------------

CD-Audio
--------

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

CD-ROM
------

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

Backlog
-------

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

RESEARCH AND DEVELOPMENT; PATENTS
---------------------------------

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

RAW MATERIALS
-------------

The principal raw materials in the manufacturing of compact discs are polycarbonate, aluminum, UV curable protective coating and ink. All items are available from multiple sources and competitively priced. DMI believes that adequate supplies of all materials will continue to be available in the long term.

MAJOR CUSTOMERS
---------------

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

LEGAL TECHNOLOGIES
------------------

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

Item 2. PROPERTIES
------------------

                                                                          OWNED OR
LOCATION                     AVAILABLE SPACE   PURPOSE                    LEASED
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

Item 3.  LEGAL PROCEEDINGS
--------------------------

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
-------------------------------------------------------------------------------

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


Quarter Ending          9/30       12/31        3/31        6/30
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

DIVIDEND POLICY
---------------

During 1996, the Company declared semi-annual cash dividends of twelve cents per share each. During 1995, the Company declared semi-annual cash dividends of eleven cents per share each.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------
SELECTED FINANCIAL DATA


Dollar amounts in thousands, except per share data

For the years ended June 30,          1996       1995       1994       1993       1992
----------------------------      --------   --------   --------   --------   --------

Operating results:
Net sales........................$ 129,159  $ 133,818  $ 126,618  $ 106,061  $   94,591
Gross profit.....................   38,973     46,147     50,903     43,331      37,519
Selling and administrative expenses 29,231     25,612     23,233     20,002      15,303
Research and development expenses    1,536      1,545      1,978      2,092       1,391
Other income (expense)...........   (4,702)    (3,406)    (2,395)    (2,445)     (3,357)
Earnings from continuing operations  2,574     10,707     15,623     10,302      10,028
Net earnings (loss)..............   (9,892)     5,950     11,644      9,441       7,967
Cash dividends per common share..      .24        .22        .21        .20


Per share data:
Primary earnings from continuing
  operations.....................$     .32  $    1.32  $    1.94  $    1.31  $     1.30
Net earnings (loss)..............    (1.24)       .73       1.44       1.20        1.03
Book value per common share......     5.99       7.49       6.94       5.53        4.51

Weighted average common and common
  equivalent shares outstanding  8,003,924  8,100,385  8,066,192  7,867,658    7,742,825


Financial position:
Total assets.....................$ 129,829  $ 164,835  $ 116,602  $ 104,591  $   95,355
Working capital..................   19,665      2,319     13,158     10,691      30,087
Net property, plant and equipment   88,326     87,031     53,534     53,343      46,639
Long-term debt, net..............   58,000     68,000     38,975     40,000      47,187
Shareholders' equity.............   47,619     58,915     54,069     41,898      33,583


Note: Operating results and financial position for all periods presented have been restated to reflect the businesses of the Legal Technologies segment as discontinued operations.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
1996 COMPARED TO 1995
---------------------

The Company's sales for 1996 decreased 3% to $129,159,000 from $133,818,000 in 1995 due to reduced sales at Disc Manufacturing, Inc. (DMI). Sales at DMI decreased 6% in 1996 to $82,409,000 from $87,296,000 in 1995 due principally to the loss of a major customer, BMG Music, during 1996. Sales to BMG Music decreased $22,874,000 to $10,410,000 in 1996 from $33,284,000 in 1995. As a result, CD-Audio unit sales decreased 40% in 1996 from 1995. CD-ROM unit sales increased 78% during 1996 from 1995 reflecting continued growth in that market. As a result of declines in the average unit selling price of these products, CD-Audio sales dollars declined 42% and CD-ROM sales dollars only increased 44% during 1996 from 1995. Sales at Energy Absorption for 1996 were $46,750,000, up slightly from $46,522,000 for 1995. Sales of Energy's permanent crash cushions and parts increased but were largely offset by a decrease in truck-mounted attenuator (TMA) sales.

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


1995 COMPARED TO 1994
---------------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

In fiscal 1996, the Company began a strategy of discontinuing and disposing of unprofitable businesses and dedicating its resources to maintain and expand its more profitable businesses. The Company believes that this strategy has had the effect of increasing earnings and improving both financial position and liquidity. The discontinuation of Legal Technologies, Inc. in September 1995 resulted in both the containment of losses ($7.6 million pretax in fiscal 1995) and cash outflows to support that business. In addition, the resulting sale of the various LTI companies generated cash proceeds of approximately $7 million during fiscal 1996.

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

See note 11 to the Consolidated Financial Statements for discussion regarding the Company's existing litigation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
---------------------------------------------------------------------
Reference is made to footnote #2 of the Notes to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


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

/s/Coopers & Lybrand L.L.P.

Chicago, Illinois
August 12, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data


For the years ended June 30,                 1996          1995          1994
----------------------------------     ----------    ----------    ----------
Net sales..............................$  129,159    $  133,818    $  126,618
Cost of sales..........................    90,186        87,671        75,715
                                       ----------    ----------    ----------
Gross profit...........................    38,973        46,147        50,903
Operating expenses:
  Selling and administrative...........    29,231        25,612        23,233
  Research and development.............     1,536         1,545         1,978
                                       ----------    ----------    ----------
                                           30,767        27,157        25,211
                                       ----------    ----------    ----------
Operating profit.......................     8,206        18,990        25,692
                                       ----------    ----------    ----------


Other income (expense):
  Interest income......................       523           392           298
  Interest expense.....................    (6,130)       (3,859)       (3,060)
  Gain on sale of assets...............     1,634
  Other................................      (729)           61           367
                                       ----------    ----------    ----------
                                           (4,702)       (3,406)       (2,395)
                                       ----------    ----------    ----------
Earnings from continuing operations
before provision for income taxes......     3,504        15,584        23,297
Provision for income taxes.............       930         4,877         7,674
                                       ----------    ----------    ----------
Earnings from continuing operations....     2,574        10,707        15,623
Discontinued operations:
  Loss from operations, net of
   income taxes........................    (1,553)       (4,757)       (3,979)
  Loss on disposal, net of income taxes   (10,913)
                                       ----------    ----------    ----------
  Loss from discontinued operations....   (12,466)       (4,757)       (3,979)
                                       ----------    ----------    ----------
Net earnings (loss)....................$   (9,892)   $    5,950    $   11,644
                                       ==========    ==========    ==========

Per share data:
  Primary earnings per share:
   Earnings from continuing operations.$      .32    $     1.32    $     1.94
                                       ==========    ==========    ==========
   Net earnings (loss).................$    (1.24)   $      .73    $     1.44
                                       ==========    ==========    ==========
   Average shares outstanding.......... 8,003,924     8,100,385     8,066,192
                                       ==========    ==========    ==========
  Fully diluted earnings per share:
   Earnings from continuing operations.$      .32    $     1.28    $     1.80
                                       ==========    ==========    ==========
   Net earnings (loss).................$    (1.24)   $      .73    $     1.37
                                       ==========    ==========    ==========
   Average shares outstanding.......... 8,951,562     9,151,701     9,203,492
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
                                                                    Capital in
Dollar amounts in thousands,                                      Excess of Par  Retained Treasury
except per share data                              Common Stock  Value of Stock  Earnings  Stock
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

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          DOLLAR AMOUNTS IN THOUSANDS

                                                                                 FOR THE YEARS ENDED JUNE 30,
                                                                              ----------------------------------
                                                                                 1996        1995        1994
                                                                              ----------  ----------  ----------
Earnings from continuing operations.........................................  $    2,574  $    5,950  $   11,644
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Depreciation and amortization.............................................      14,451      15,583      14,037
  Provision for losses on accounts receivable...............................         (71)        (27)       (423)
  Deferred income taxes.....................................................      (1,909)     (1,081)          4
  Changes in operating assets and liabilities:
    Accounts receivable.....................................................       2,202         (68)     (4,619)
    Inventories.............................................................       1,448      (2,254)        370
    Refundable income taxes.................................................      (3,016)
    Other current assets....................................................      (1,505)       (528)        875
    Accounts payable and accrued expenses...................................      (1,769)      3,542       1,104
    Income taxes payable....................................................      (4,110)        188      (1,993)
  Gain on sale of Quantic Industries, Inc...................................      (1,287)
  Gain on sale of patent....................................................        (347)
  Loss on sewer rehabilitation business.....................................         601
                                                                              ----------
  Net cash from continuing operations.......................................       7,262

Discontinued operations
  Loss from operations, net of income taxes.................................      (1,553)
  Loss on disposal, net of income taxes.....................................     (10,913)
  Depreciation and amortization.............................................       2,025
  Changes in operating assets and liabilities:
    Accounts receivable, net................................................       9,698
    Inventory...............................................................       3,027
    Deferred taxes..........................................................        (855)
    Other current assets....................................................         660
    Property, plant and equipment, net......................................       6,394
    Patents, net............................................................         584
    System software, net....................................................         100
    Goodwill................................................................       1,296
    Accounts payable........................................................      (2,820)
    Accrued expenses........................................................      (5,227)
    Lease obligations.......................................................       3,466
                                                                              ----------
  Net cash from discontinued operations.....................................       5,882
                                                                              ----------  ----------  ----------
      Net cash provided by operating activities.............................      13,144      21,305      20,999
                                                                              ----------  ----------  ----------
Investing activities:
  Purchase of property, plant and equipment.................................     (24,419)    (38,415)    (10,994)
  Proceeds from sale of investment in Quantic Industries, Inc...............       8,050
  Proceeds from sales of discontinued operations............................       5,981
  Proceeds from sale of patent..............................................       1,960
  Capitalized and purchased systems, design and software costs..............                    (308)     (1,529)
  Decrease (Increase) in funds deposited with IDB trustee...................       2,719      (2,719)
  Cash paid for acquired businesses and equity investments..................                  (6,746)     (8,075)
  Other.....................................................................        (731)       (421)
                                                                              ----------  ----------  ----------
      Net cash used in investing activities.................................      (6,440)    (48,609)    (20,598)
                                                                              ----------  ----------  ----------
Financing activities:
  Proceeds from revolving credit agreement..................................      23,000      42,000      11,500
  Payments on revolving credit agreement....................................     (32,000)    (12,000)    (13,800)
  Payments on convertible debentures........................................      (1,975)
  Proceeds from redemption of certificate of deposit........................       6,000
  Payment of semi-annual cash dividend......................................      (1,805)     (1,714)     (1,621)
  Proceeds from exercise of common stock options............................         251         285         483
  Repurchase of common stock for treasury...................................                    (100)
                                                                              ----------  ----------  ----------
      Net cash provided by (used in) financing activities...................      (6,529)     28,471      (3,438)
                                                                              ----------  ----------  ----------
  Net change in cash and cash equivalents...................................         175       1,167      (3,037)
  Cash and cash equivalents at beginning of period..........................       2,075       1,021       4,058
                                                                              ----------  ----------  ----------
  Cash and cash equivalents at end of period................................  $    2,250  $    2,188  $    1,021
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

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

NET ASSETS/LIABILITIES OF DISCONTINUED OPERATIONS

The Company reclassifies those assets and liabilities associated with a discontinued business segment as a net amount under the caption "Net Assets (or Liabilities) of Discontinued Operations" on the accompanying consolidated balance sheet.

As of June 30, 1996, the Company retained the following (assets) and liabilities related to the discontinued legal technologies operations:

Deferred Taxes...........................................  $    (863)
Accounts Payable.........................................        100
Lease Obligations........................................      4,275
Sales and other Taxes....................................        150
Severance................................................        400
Other....................................................        366
                                                           ---------
Net Liabilities of Discontinued Operations...............  $   4,428
                                                           ---------
                                                           ---------

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending June 30, 1997. The Company believes that adoption will not have a material impact on its financial position.

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


NOTE 4.  INVENTORIES

Inventories consist of the following at June 30:

Dollar amounts in thousands                      1996          1995
----------------------------------------   ----------    ----------
Finished goods..........................   $      944    $    1,172
Work in process.........................        1,052         1,034
Raw materials...........................        3,957         5,195
                                           ----------    ----------
                                           $    5,953     $   7,401
                                           ----------    ----------

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following at June 30:

Dollar amounts in thousands                      1996          1995
----------------------------------------   ----------    ----------
Revolving credit facility due October 31,
  1998, interest at variable rates.........$   40,000    $   49,000
8% Convertible subordinated debentures
  due 2011, interest due semi-annually,
  principal payable in annual sinking
  fund installments of $1,000..............    18,000        19,975
                                           ----------    ----------
  Total long-term debt.....................    58,000        68,975
  Less current portion.....................                    (975)
                                           ----------    ----------
  Long-term debt, net......................$   58,000    $   68,000
                                           ----------    ----------

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

If after an acquiring person becomes the beneficial holder of more than 20 percent of the Company's outstanding common stock, the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation, or 50% or more of the Company's assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right or $50. The Company may redeem the rights in whole, for $.01 per right, under certain circumstances.

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

The Company is involved in these and other legal actions common to its businesses. The Company has recorded loss contingencies where appropriate within the guidelines established by Statement of Financial Accounting
Standards No. 5 "Accounting for Contingencies". The Company believes it has defenses for all such claims and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, liabilities, if any, arising from these legal actions should not have a material effect on the Company's results of operations or financial condition.

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
                                     ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
------------------------------------------------------------------------
None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required in response to this item is set forth under the caption "Renumeration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on November 14, 1996 to be filed with the Commission on or about October 2, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required in response to this item is set forth under the caption "Stock Ownership by Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1996 to be filed with the Commission on or about October 2, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

Item                                                         Page Number in
Number                                                         This Report
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


Dated:    February 24, 1997                   By: /s/Philip E. Rollhaus, Jr.
      --------------------------              --------------------------------
                                              Philip E. Rollhaus, Jr., Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                             DATE
---------                         -----                             ----
/s/Philip E. Rollhaus, Jr.
---------------------------   Chairman and Director              February 24, 1997
Philip E. Rollhaus, Jr.       (Chief Executive Officer)

/s/Leslie J. Jezuit
---------------------------   President and Chief Operating      February 24, 1997
Leslie J. Jezuit              Officer

/s/Daniel P. Gorey
---------------------------   Vice President, Chief Financial    February 24, 1997
Daniel P. Gorey               Officer and Treasurer (Chief
                              Accounting and Financial Officer)

/s/James H. DeVries
---------------------------   Executive Vice President and       February 24, 1997
James H. DeVries              Secretary, Director

/s/William G. Fowler
---------------------------   Director                           February 24, 1997
William G. Fowler

/s/Lawrence C. McQuade
---------------------------   Director                           February 24, 1997
Lawrence C. McQuade


---------------------------   Director
David S. Ruder

/s/Robert D. van Roijen, Jr.
---------------------------   Director                           February 24, 1997
Robert D. van Roijen, Jr.


                            QUIXOTE CORPORATION & SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the years ended June 30, 1996, 1995 and 1994



Column A               Column B        Column C          Column D(a)      Column E
--------               --------        -----------       -----------      ---------

                                       Additions
                       Balance at      Charged to                        Balance at
                     Beginning of      Costs and                           End of
Description             Period          Expenses          Deductions       Period
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