Form 10-Q
period 1997-03-31
QUIXOTE CORP
filed 1997-05-15
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,974,612 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 1997.

                                    PART I
                            FINANCIAL INFORMATION

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                          Nine Months Ended March 31,
                                       --------------------------------
                                           1997              1996
                                           ----              ----
Net sales.............................$ 30,559,000      $ 33,241,000
Cost of sales.........................  15,857,000        16,348,000
                                       -----------       -----------
Gross profit..........................  14,702,000        16,893,000

Operating Expenses:
  Selling & administrative............  11,236,000        11,406,000
  Research & development..............   1,816,000         1,115,000
                                       -----------       -----------
                                        13,052,000        12,521,000

Operating profit......................   1,650,000         4,372,000
                                       -----------       -----------

Other income (expense):
  Interest income.....................       1,000           229,000
  Interest expense....................    (494,000)       (1,350,000)
  Other...............................    (385,000)         (274,000)
                                       -----------       -----------
                                          (878,000)       (1,395,000)
                                       -----------       -----------

Earnings from continuing operations
before income taxes...................     772,000         2,977,000
Provisions for income taxes...........     193,000         1,131,000
                                       -----------       -----------
Earnings from continuing operations...     579,000         1,846,000
                                       -----------       -----------

Discontinued operations (net of tax):
  Loss from operations................  (2,231,000)       (2,979,000)
  Loss on disposition.................  (4,507,000)      (10,913,000)
                                       -----------       -----------
  Loss from discontinued operations...  (6,738,000)      (13,892,000)
                                       -----------       -----------
Net loss..............................$ (6,159,000)     $(12,046,000)
                                       ===========       ===========
Per share data:
  Earnings from continuing operations.$        .07      $        .23
  Loss from discontinued operations...        (.84)            (1.74)
                                       -----------       -----------
  Net loss...... .....................$       (.77)     $      (1.51)
                                       ===========       ===========
Weighted average common and common
equivalent shares outstanding.........   8,024,729         7,964,706
                                       ===========       ===========

See Notes to Consolidated Condensed Financial Statements.

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                         Three Months Ended March 31,
                                       --------------------------------
                                           1997              1996
                                           ----              ----
Net sales.............................$ 10,268,000      $ 10,953,000
Cost of sales.........................   5,471,000         5,176,000
                                       -----------       -----------
Gross profit..........................   4,797,000         5,777,000

Operating Expenses:
  Selling & administrative............   3,505,000         4,156,000
  Research & development..............     768,000           540,000
                                       -----------       -----------
                                         4,273,000         4,696,000

Operating profit......................     524,000         1,081,000
                                       -----------       -----------
Other income (expense):
  Interest income.....................                        64,000
  Interest expense....................    (176,000)         (453,000)
  Other...............................    (133,000)          176,000
                                       -----------       -----------
                                          (309,000)         (213,000)
                                       -----------       -----------

Earnings from continuing operations
before income taxes...................     215,000           868,000
Provisions for income taxes...........      26,000           330,000
                                       -----------       -----------
Earnings from continuing operations...     189,000           538,000
                                       -----------       -----------

Discontinued operations (net of tax):
  Loss from operations................  (3,676,000)      (2,339,000)
  Loss on disposition.................  (4,507,000)
                                       -----------       -----------
  Loss from discontinued operations...  (8,183,000)       (2,339,000)
                                       -----------       -----------
Net loss..............................$ (7,994,000)     $ (1,801,000)
                                       ===========       ===========
Per share data:
  Earnings from continuing operations.$        .02      $        .07
  Loss from discontinued operations...       (1.02)             (.30)
                                       -----------       -----------
  Net loss............................$      (1.00)     $       (.23)
                                       ===========       ===========
Weighted average common and common
equivalent shares outstanding.........   8,027,166         7,969,669
                                       ===========       ===========

See Notes to Consolidated Condensed Financial Statements.

                    QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                                March 31,          June 30,
                                          -------------------------------------
ASSETS                                            1997               1996
-------------------------------------------------------------------------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents...................$ 22,411,000      $  1,337,000
  Accounts receivable, net of allowances
   for doubtful accounts of $163,000 at
   March 31 and $165,000 at June 30...........   6,783,000         9,042,000

Refundable income taxes.......................                     3,016,000

Inventories:
  Raw materials...............................   1,890,000         2,016,000
  Work in process.............................     897,000           627,000
  Finished goods..............................   1,435,000           713,000
                                               -----------       -----------
                                                 4,222,000         3,356,000

Deferred income tax assets....................   1,170,000         1,170,000

Other current assets..........................     651,000           490,000
                                               -----------       -----------
Total current assets..........................  35,237,000        18,411,000
                                               -----------       -----------


Property, plant and equipment, at cost........  21,237,000        21,148,000
Less accumulated depreciation.................  (8,147,000)       (8,035,000)
                                               -----------       -----------
                                                13,090,000        13,113,000
                                               -----------       -----------


Net assets of discontinued operations.........   3,465,000        83,303,000
Other assets..................................   2,867,000         3,158,000
                                               -----------       -----------
                                              $ 54,659,000      $117,985,000
                                               ===========       ===========


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                               March 31,           June 30,
                                             ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1997                1996
-------------------------------------------------------------------------------
                                              (Unaudited)
Current liabilities:
  Accounts payable........................... $ 1,420,000        $  1,006,000
  Dividends payable..........................                         946,000
  Accrued expenses...........................  11,691,000          10,361,000
  Income Taxes Payable.......................     931,000
                                               ----------         -----------
 Total current liabilities.................... 14,042,000          12,313,000
                                               ----------         -----------

Long-term debt...............................                      58,000,000

Deferred income taxes........................      53,000              53,000

Shareholders' equity:
  Common stock...............................     145,000             145,000
  Capital in excess of par value of stock....  29,812,000          29,751,000
  Retained earnings..........................  16,080,000          23,196,000
  Treasury stock, at cost....................  (5,473,000)         (5,473,000)
                                              -----------         -----------
  Total shareholders' equity                   40,564,000          47,619,000
                                              -----------         -----------

                                             $ 54,659,000        $117,985,000
                                              ===========         ===========


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                    Nine Months Ended March 31,
                                                 --------------------------------
                                                         1997            1996
                                                         ----            ----
Net loss............................................$(6,159,000)    $(12,046,000)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation......................................  1,130,000       10,198,000
  Amortization......................................    315,000          766,000
  Provisions for losses on accounts receivable......     (2,000)         469,000
Changes in operating assets and liabilities:
    Accounts receivable.............................  2,261,000        2,502,000
    Refundable income taxes.........................  3,016,000
    Inventories and other current assets............ (1,027,000)      (1,083,000)
    Accounts payable and accrued expenses...........  1,744,000          615,000
    Income taxes payable............................    931,000       (3,530,000)
Discontinued operations-noncash charges and
  working capital changes...........................     19,000       12,242,000
Gain on sale of patent..............................                    (347,000)
                                                     ----------       ----------
Net cash provided by operating activities...........  2,228,000        9,786,000
                                                     ----------       ----------
Investing activities:
  Purchase of property, plant and equipment......... (1,107,000)     (22,694,000)
  Proceeds from sales of discontinued operations.... 80,283,000        5,981,000
  Decrease in funds deposited with
    Industrial Development Board....................                   2,323,000
  Proceeds from the sale of patent..................                   1,960,000
  Other.............................................   (488,000)        (802,000)
                                                     ----------       ----------
Net cash provided by (used in) investing activities. 78,688,000      (13,232,000)
                                                     ----------       ----------

Financing activities:
  Payments under revolving credit agreement.........(58,000,000)        (500,000)
     Payment of semi-annual cash dividend.............. (1,903,000)
(1,805,000)
  Proceeds from exercise of stock options...........     61,000           31,000
  Proceeds from redemption of certificate
    of deposit......................................                   6,000,000
                                                     ----------       ----------
Net cash provided by (used in) financing activities.(59,842,000)       3,726,000
                                                     ----------       ----------
Increase in cash and cash equivalents............... 21,074,000          280,000
Cash and cash equivalents at beginning of period....  1,337,000        2,075,000
                                                     ----------       ----------
Cash and cash equivalents at end of period..........$22,411,000      $ 2,355,000
                                                     ==========       ==========

Note: During the nine months ended March 31, 1997, the Company had net cash refunds of $3,762,000 for income taxes and paid $2,962,000 for interest. During the same period last year the Company made cash payments of $1,400,000 for income taxes and paid $4,014,000 for interest.

See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1996 balance sheet data was derived from audited financial statements, adjusted for the reclassification of assets and liabilities related to the discontinued operations discussed in Note 2 below, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1997.

2. On March 27, 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram LTD. for $80.3 million in cash. The transaction excludes DMI's Huntsville, Alabama land and building as well as certain DMI litigation. The sale was approved by the Company's shareholders on March 26, 1997. The Company recorded a loss of $4,507,000 on the sale of DMI which was net of income tax benefits of $3,004,000. DMI incurred a loss on operations for the third quarter and nine months ended March 31, 1997 of $3,676,000 and $2,231,000, respectively, which are net of income tax benefits of $1,576,000 and $957,000, respectively. The results of operations of DMI and the loss on its disposition are presented as discontinued operations in the accompanying consolidated condensed statements of operations. The accompanying consolidated condensed balance sheets and consolidated condensed statements of operations have been restated in order to present DMI as a discontinued operation for accounting purposes. As part of this restatement, interest expense was allocated between continuing and discontinued operations based upon the net assets of each.


3. During the first quarter of fiscal 1996, the Company discontinued the operations of Legal Technologies, Inc., which was involved in the development, manufacture and sale of products and systems for the legal community. The results of operations of the legal technologies segment and the estimated loss on its disposition are presented as discontinued operations in the accompanying consolidated statements of operations in fiscal 1996.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
---------------------------------------------------

The Company's sales for the first nine months of fiscal 1997 decreased 8% to $30,559,000 from $33,241,000 in the same period last year due to declines in sales at Energy Absorption Systems, Inc. (Energy). Sales at Energy declined in its permanent system product lines (which includes the GREAT -Registered Trademark- product) as well as in sales of the water-filled Triton Barrier-Registered Trademark- and in parts sales. The Company believes that some customers may have postponed their purchases in anticipation of several new products to be introduced by Energy that qualify under the new federal testing and evaluation guidelines known as NCHRP 350, coupled with a delay in certifying one of these new products. Somewhat offsetting these product line decreases were increases in the Energite -Registered Trademark- and truck mounted attenuator (TMA) product lines.

The gross profit margin in the current nine month period decreased to 48.1% from 50.8% in the same period last year. This was due to the lower sales volume in the current period and increased costs due to the expansion of Energy's Pell City, Alabama facility.

Selling and administrative expenses in the current nine month period decreased 1% to $11,236,000 from $11,406,000 in the same period last year. A decrease in expenses in the current period resulting from last year's write-off of the Company's sewer rehabilitation business was offset by the Company's $600,000 current year incremental investment in its joint venture to market seismic bridge bearings with FIP Industriale S.p.A. Sales commissions also declined as a result of the decrease in sales. Corporate level administrative expenses remained at a level consistent with last year.

Research and development expenses in the current nine month period increased 63% to $1,816,000 compared to $1,115,000 in the same period last year. This increase is due to expenditures for the development of new products and for the upgrade of its existing product line in order to meet the revised NCHRP 350 standards and for some special application testing for the newly introduced QuadGuard -Registered Trademark- permanent system.

Interest income in the current nine month period was $1,000 compared to $229,000 in the same period last year due to the redemption of the Company's $6 million certificate of deposit posted as injunction security for certain litigation. The Company replaced this certificate of deposit with a surety bond backed by a letter of credit in the third quarter of last year. Interest expense in the current nine month period decreased 63% to $494,000 from $1,350,000 in the same period last year. This was due to a decrease in average long-term debt outstanding in the current period compared to the same period last year. Other expenses in the current nine month period increased to $385,000 compared to $274,000 in the same period last year.

The Company's effective tax rate decreased in the current nine month period to 25% from 38% in the same period last year due to the anticipated realization of certain tax benefits in the current year along with the settlement of certain tax contingencies.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the third quarter of fiscal 1997 decreased 6% to $10,268,000 from $10,953,000 in the same quarter last year due to a decline in Triton barrier sales. Sales for all other product lines during the quarter were consistent with the same quarter last year.

The gross profit margin in the current quarter decreased to 46.7% from 52.7% in the same quarter last year. This was due to the lower sales volume in the current period and increased costs due to the expansion of Energy's Pell City, Alabama facility.

Selling and administrative expenses in the current quarter decreased 16% in the current quarter to $3,505,000 from $4,156,000 in the same quarter last year. A decrease in expenses in the current period resulting from last year's write-off of the Company's sewer rehabilitation business was offset by the Company's $350,000 current year incremental investment in its joint venture to market seismic bridge bearings with FIP Industriale S.p.A. Sales commissions declined as a result of the decrease in sales. Administrative expenses at the corporate level decreased due to a decrease in salaries and related benefits.

Research and development expenses in the current quarter increased 42% to $768,000 compared to $540,000 in the same quarter last year. This increase in R&D was due to expenditures for the development of new products as well as for the upgrade of the Company's existing product line in order to meet the revised NCHRP 350 standards.

There was no interest income in the current quarter compared to $64,000 in the same quarter last year due to the Company's redemption of its $6 million certificate of deposit that was posted as injunction security for certain litigation. Interest expense in the current quarter decreased 61% to $176,000 from $453,000 in the same quarter last year. This was due to a decrease in average long-term debt outstanding in the current period compared to the same period last year. Other expenses in the current quarter were $133,000 compared to income of $176,000 in the same quarter last year. Other income was earned last year as a result of a $347,000 gain from the sale of a patent.

As discussed in Note 2 to the Consolidated Condensed Financial Statements, on March 27, 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. to Cinram LTD. for $80.3 million in cash. The transaction excludes the Huntsville, Alabama land and building as well as certain DMI litigation. The sale was approved by the Company's shareholders. The Company recorded a loss of $4,507,000 on the sale of DMI which was net of income tax benefits of $3,004,000. DMI incurred a loss on operations for the third quarter and nine months ended March 31, 1997 of $3,676,000 and $2,231,000, respectively, which are net of income tax benefits of $1,576,000 and $957,000, respectively. These results are presented as discontinued operations in the Company's Consolidated Condensed Statement of Operations.

The Company used the proceeds of the sale to repay all of its $37.2 million in bank debt and to redeem all of its 8% Convertible Subordinated Debentures and pay the related accrued interest. The balance of the proceeds will be used to pay transaction costs of approximately $2.6 million and to invest in the highway safety and equipment business and in other opportunities deemed beneficial to stockholders, including the repurchase of a portion of the Company's Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has cash and cash equivalents of $22,411,000 and access to additional funds of $40,000,000 available under its bank arrangements at March 31, 1997. Operating activities were a source of cash for the Company for the nine months of fiscal 1997 providing cash of $2,228,000. Excluding the effect from discontinued operations, the Company's cash generated from operating activities was $8,947,000.

Cash of $78,688,000 was provided by investing activities during the nine month period. This was due principally to $80,283,000 in cash received from the sale of DMI which was completed on March 27, 1997. In addition, the Company made investments of $1,107,000 in equipment for its highway safety business.

Financing activities used cash of $59,842,000 principally to repay the Company's bank debt of $40,000,000 and to redeem all of its 8% Convertible Subordinated Debentures. The Company also used cash to pay semi-annual cash dividends of $1,903,000.

During the balance of fiscal 1997, the Company anticipates needing less than $250,000 in cash for capital expenditures. The Company will also use cash to acquire businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth and will need cash to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

ADOPTION OF NEW ACCOUNTING STANDARDS
------------------------------------
Effective for periods ending after December 15, 1997, the Company is required to adopt SFAS 128 (Statement of Financial Accounting Standards No. 128, "Earnings Per Share"). SFAS 128 requires companies to calculate basic and diluted earnings per share based upon standards designed to provide consistency and compatibility with calculations of other countries and with that of the International Accounting Standards Committee. The Company does not expect earnings per share upon adoption of this new accounting standard to be materially different from earnings per share as currently determined.


FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; and competitive and general economic conditions.

                                        II
                                OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------

1. REPETITIVE STRESS INJURY LITIGATION. On March 25, 1997, six of the cases pending in U.S. District Court for the Eastern District of New York went to trial on the issue of design defect and warnings. Following a three-week jury trial, a twelve-person jury unanimously ruled that the Stenograph court reporting equipment manufactured from 1939-1993 was not negligently designed and that warnings were not necessary with regard to the use of the equipment. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

2. RESORT VIDEO V. LASERVIDEO, INC., NO. 74659, California Superior Court, County of Los Angeles. A new trial on damages is set to begin on August 11, 1997. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

3. JEFFREY SMITH V. ENERGY ABSORPTION SYSTEMS INC., NO. GD941220, Court of Common Pleas of Allegheny County, Pennsylvania. This matter was settled in March 1997 on terms mutually satisfactory to the parties. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, and Form 10-Q for the quarter ended December 31, 1996, item 1, for additional information.

4. DISCOVISION ASSOCIATES V. DISC MANUFACTURING, INC., CASE NO. 95-21, CONSOLIDATED WITH CASE NO. 95-345, U.S. District Court for the District of Delaware. Plaintiffs have dropped four patents from the case, leaving six patents in issue. In April 1997, the Judge denied Plaintiffs' motion to dismiss portions of DMI's antitrust claims and corresponding affirmative defenses, finding that DMI had sufficiently and properly pled the claims in issue. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

5. MICRO DYNAMICS V. STENOGRAPH CORPORATION, NO. CD-94-1805, U.S. District Court for the District of Maryland. Neither side appealed the verdict in this case and this matter is now concluded. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, and Form 10-Q Reports for the quarters ended September 30 and December 31, 1996, item 1, for additional information.

6. XEROTEX ET AL. V. INTEGRATED INFORMATION SERVICES, CASE NO. 96 CIV 681, U.S. District Court for the District of New Jersey. This matter was settled in March 1997 on terms mutually satisfactory to the parties. See the Company's Form 10-K Report for the fiscal year ended June 30, 1996, item 3, for additional information.

ITEM 2. Changes in Securities
-----------------------------
None.

ITEM 3.  Default upon Senior Securities
---------------------------------------
None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     A Special Meeting of Stockholders was held on March 26, 1997 to vote upon the approval of the sale of substantially all of the assets of Disc Manufacturing, Inc. to Cinram Inc. and Cinram Ltd. The matter was approved as follows:

             For                 Against              Abstain
          ---------              -------              -------

          6,278,852               42,531               31,813


ITEM 5.  Other Information
--------------------------
On May 11, 1997, Leslie J. Jezuit, the Company's President and Chief Operating Officer, was elected to the Company's Board of Directors to fill the vacancy created by the resignation of David S. Ruder. Mr. Ruder resigned from the Board on April 24, 1997 for personal reasons after seven years of service.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) On April 10, 1997, the Company filed a report on Form 8-K dated March 27, 1997, reporting under "Item 2 Acquisition or Disposition of Assets", that the Company had completed the sale of substantially all of the assets of Disc Manufacturing, Inc. to Cinram Inc. and Cinram Ltd. The Company received approximately $80.3 million in cash from the sale which was used to repay all of its $37.2 million of bank debt, to redeem all of its 8% Convertible Subordinated Debentures and to pay transaction costs. The Company reported that the balance would be used to invest in the highway safety and equipment business or in other opportunities deemed beneficial to stockholders, including repurchase of a portion of the Company's outstanding common stock. Included in the Form 8-K filing was the pro forma financial information required pursuant to Article 11 of regulation S-X in connection with the sale.

    The report on Form 8-K also reported under "Item 5 Other Events", the Company's exercise of its optional redemption rights to redeem on April 30, 1997 all of its 8% Convertible Subordinated Debentures. Also reported was the amendment of the Company's banking arrangements, including the reduction of its borrowing availability from $65 million to $40 million.

(b)  Exhibits

       * Management contract, compensatory plan or agreement

       10.(a) *Second Amendment to Employment Agreement dated January 13, 1997 between the Company and Myron R. Shain; Letter Agreement dated January 13, 1997 between the Company and Myron R. Shain.

                                SIGNATURE
                                ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE: May 15, 1997                           /s/ Daniel P. Gorey
     --------------                          ------------------------------
                                             DANIEL P. GOREY
                                             Chief Financial Officer, Vice
                                             President and Treasurer
                                             (Chief Financial & Accounting
                                             Officer)