Form 10-K405
period 1997-06-30
QUIXOTE CORP
filed 1997-09-26
CIK 32870

                                     FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

               For the fiscal year ended                 June 30, 1997
                                                 ----------------------------
                                        OR
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
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X            No
                                              -------             ------

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

                            $59,500,740 as of August 29, 1997
                     ------------------------------------------------

                                   TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
  Item  1.  Business......................................................   3-7

  Item  2.  Properties....................................................     8

  Item  3.  Legal Proceedings.............................................  9-12

  Item  4.  Submission of Matters to a Vote of Security Holders...........    12

PART II

  Item  5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................    13

  Item  6.  Selected Financial Data.......................................    13

  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 14-16

  Item  8.  Financial Statements and Supplementary Data................... 16-30

  Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    30

PART III

  Item 10.  Directors and Executive Officers of the Registrant............    31

  Item 11.  Executive Compensation........................................    31

  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management..............................................    31

  Item 13.  Certain Relationships and Related Transactions................    32

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................. 33-36

SIGNATURES................................................................    37

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

Item 1.  Business
-----------------

Quixote Corporation and its subsidiaries develop, manufacture and market energy-absorbing highway crash cushions and other highway safety products for the protection of motorists and highway workers to both domestic and international markets.

As of June 30, 1997, Quixote Corporation and its subsidiaries employed
373 people.

HIGHWAY SAFETY DEVICES
----------------------


Description of Business
-----------------------
The Company's business is life safety with its current operating subsidiaries concentrating on safety problems and their solutions for the highways. There are two broad categories of products for improving safety on the roads: products which minimize the severity of crashes that occur and products designed to prevent crashes from occurring.

In the category of reducing the severity of crashes, the patented highway crash cushions manufactured by Energy Absorption Systems, Inc. were first conceived and developed in 1969 in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since that time, various types of Energy Absorption's highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program. Crash cushions have saved an estimated 28,000 lives since 1969.

Energy develops, manufactures and markets a line of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

While Energy Absorption's products minimize the severity of crashes that occur, the products of its wholly-owned subsidiary, Safe-Hit Corporation, prevent crashes and help control the flow of traffic. Safe-Hit manufactures and markets a line of flexible sign and guide post systems and a glare screen system through distributors and catalog offerings. The guide posts are extruded from polypropylene and are used to delineate a travel way, channelize vehicles or mark the location of an object. The post features an in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polypropylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles on roads where the inside lanes are adjacent to the median barrier. Both products are covered by patents.

Spin-Cast Plastics, Inc., a wholly-owned subsidiary of Energy Absorption, manufactures rotational molded plastic products including the Energite-Registered Trademark- crash cushion system, plastic components used in Energy Absorption's other product lines, as well as custom designed plastic components for industrial products.

Products can be further broken down into permanent and construction zone applications and, as such, are sold to those market segments. Most of the products for permanent and construction zone applications are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Project number 230 or 350 which provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA makes the products eligible for federal aid highway projects.

Energy Absorption's products all have patented features and include the truck-mounted attenuator (TMA-TM-), the QuadGuard-Registered Trademark-System, the CushionWall-TM- , the BarrierGate-Registered Trademark-, the Energite System-Registered Trademark- and the Triton Barrier-Registered Trademark-.

Energy Absorption provides product education, selection and application assistance. Energy Absorption generally does not perform site preparation or installation for any of its products. They are performed through a distributor/contractor network. Most of Safe-Hit's products are 'catalog type' and sold through distributors.

Competition and Marketing
-------------------------

Energy Absorption's products are sold in all 50 U.S. states. Six regional managers supervise 28 domestic distributors and make direct sales in areas not covered by distributors. Although the Federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of Energy Absorption's domestic products. Energy Absorption sells its products principally to either distributors or to contractors (on behalf of state and local governments) with less than 5% sold directly to state and local government agencies. Safe-Hit's products are sold by their own regional mangers who supervise 48 domestic distributors and make sales calls on certain state departments of transportation and contracting firms.

Many international governments are now beginning to recognize the need for crash cushions as a method of reducing traffic fatalities. Energy Absorption's products are sold internationally through a network of 44 distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

Although Energy does experience competition in specific product lines, particularly in the Energite, G-R-E-A-T and TMA lines, no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards. A number of other companies manufacture flexible guide posts.

Government Policies
-------------------

The market for crash cushions is directly affected by federal, state and local governmental policies. A large portion of Energy Absorption's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA), expiring on September 30, 1997, provides authorization for federal funding of highways and highway safety. Total funding of approximately $150 billion was available under ISTEA over a six year period. The states must set aside 10% of the federal funds received each year under ISTEA for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. Energy Absorption is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

A new highway bill to replace ISTEA is currently being discussed in Congress. While the Company believes that a new highway bill, or an extension of the current ISTEA bill, will be signed into law, it appears likely it will be delayed beyond September 30, 1997. Such a delay could cause an interruption in federal funding and may result in a temporary lack of funds for Energy Absorption's products.

Backlog
-------

As of June 30, 1997, 1996 and 1995, Energy had a backlog of unfilled orders for highway safety devices of $8,999,000, $8,591,000 and $10,200,000, respectively. The Company can usually fill an order within 6 to 8 weeks of receipt.

Research and Development; Patents
---------------------------------

Energy conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $2,209,000, $1,536,000 and $1,545,000, in the years 1997, 1996 and 1995, respectively.

Energy Absorption develops new products by working with federal and state highway officials to determine highway traffic safety needs, and then designs products to satisfy those needs. Energy is also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products within the impact technology area, Energy Absorption is seeking to develop or to acquire new products which can be sold through its existing distribution networks to its existing customers.

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

Major Customers
---------------

No single customer of Energy Absorption's highway safety business represents a significant portion of total revenues.


Other
-----

Investment in FIP Joint Venture:
--------------------------------
During fiscal 1996, Energy Absorption entered into a joint venture with FIP Industriale S.p.A. of Italy to market their seismic bridge bearings in the United States. The Company, accounting for this investment under the equity method of accounting, took charges of $1,402,000 and $300,000 for 1997 and 1996 respectively. In June 1997, the Company decided to wind down the activities of the joint venture due to the lack of revenues and progress to date. The 1997 charge includes $502,000 in accrued costs to exit this venture.

COMPACT DISC MANUFACTURING
--------------------------

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation. DMI was one of the largest independent manufacturers of compact discs and CD-Roms in the United States.

LEGAL TECHNOLOGIES
------------------

During 1996, the Company discontinued the operations of its legal technologies businesses, which had been involved in the development, manufacture and sale of products and systems for the legal community. Under multiple arrangements the Company sold certain assets of this segment for an aggregate sales price of $5,981,000 and the assumption of certain liabilities. Liabilities retained by the Company at June 30, 1997 include certain repetitive stress injury litigation and liabilities under certain lease obligations.

Item 2.  Properties
-------------------

                                                                       Owned or
Location                     Available Space   Purpose                 Leased
--------                     ---------------   -------                 --------

One East Wacker Drive        19,000 sq. ft.    Executive Offices         Leased
Chicago, Illinois

250 Bamberg Drive           160,000 sq. ft.    Manufacture of highway    Owned
Pell City, Alabama                             safety devices

3617 Cincinnati Avenue       22,000 sq. ft.    Warehouse and research    Owned
Rocklin, California                            and development facility
                                               for highway safety
                                               devices

3300 N. Kenmore Street       81,000 sq. ft.    Sale and manufacture of   Owned
South Bend, Indiana                            highway safety devices and
                                               other plastic products

739 College Drive            28,000 sq. ft.    Storage facility for      Owned
South Bend, Indiana                            highway safety devices

1930 West Winton Avenue      20,000 sq. ft.    Manufacture of extruded   Leased
Hayward, California                            plastic highway safety
                                               devices

4905 Moores Mill Road       332,000 sq. ft.    Sublet                    Owned
Huntsville, Alabama

200 Corporate Pointe         19,800 sq. ft.    Sublet                    Leased
Culver City, California

225 West Washington           5,300 sq. ft.    Sublet                    Leased
Chicago, Illinois


Note: Present facilities are believed to be adequate to support the Company's current and anticipated requirements.

Item 3.  Legal Proceedings
--------------------------

A. DISC MANUFACTURING, INC. ET AL. v. MASSEY ET AL., CV-90-H-01029-NE (U.S. District Court for the Northern District of Alabama). On May 21, 1990, Quixote and Disc Manufacturing, Inc. ("DMI"), a discontinued operation, filed this lawsuit against Disctronics Limited, Disctronics (US) Inc., Disctronics, Inc., Moray Investments Limited ("Moray"), Memory-Tech, Inc. ("Memory-Tech") and individuals Peter Massey, Kevin Donovan, David Mackie, and Douglas Adams. This lawsuit alleged that the individual defendants, each a DMI director until April 30, 1990, had in concert with Disctronics Limited and its affiliated companies (the "Disctronics Group"), during the time that the Disctronics Group owned DMI, misappropriated DMI's corporate opportunity to acquire Memory-Tech, a competing compact disc manufacturer located in Plano, Texas. The lawsuit also alleged that the defendants had violated DMI's federal trademark rights in the name "Disctronics".

Certain of the defendants filed counterclaims alleging breach of contract, economic duress, tortious interference with contract and business relations, unjust enrichment, fraud, unfair competition and seizure of corporate opportunity among other claims. On September 25, 1992, the Court dismissed all of the defendants' state law counterclaims, in order to allow those claims to be resolved in the parallel state court action. This left only the parties' (including defendants') federal trademark/Lanham Act claims, which were stayed, pending resolution of the state court action, described in B below.

B. DISC MANUFACTURING, INC. ET AL. v. MASSEY ET AL., CV90-1214L (Madison County Circuit Court, Alabama). On June 13, 1990, DMI and Quixote refiled their state law corporate opportunity claims (described in A above), along with a claim under the Alabama trademark law, in the Circuit Court for Madison County, Alabama (Huntsville), the jurisdiction in which DMI was located. Following a preliminary injunction hearing, on July 30, 1990, the Court granted the motion for preliminary injunction. In connection with the preliminary injunction and pending the final outcome of the action, Quixote and DMI were required to post a $6 million certificate of deposit as injunction security. (In March 1996, the Court approved DMI's substitution of a $6 million surety bond backed by a $2 million letter of credit to replace the certificate of deposit). The defendants appealed the entry of the preliminary injunction and on May 15, 1992 the Alabama Supreme Court reversed the Circuit Court's issuance of the injunction, remanding the case for further proceedings. Quixote sought a rehearing which was denied on July 10, 1992. On May 21, 1992, defendants filed a Motion for Partial Summary Judgment on all counts of the complaint, asserting breaches of fiduciary duty and using as its basis the Alabama
Supreme Court decision.

In addition, on March 4, 1991, the corporate defendants filed a counterclaim against Quixote, DMI and James H. DeVries. The counterclaim sought damages of $73.8 million, to invalidate a 1989 Work-Out Agreement among the parties, punitive damages and other relief.

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

In its May 1995 Order, the Circuit Court also dismissed all of the Company's and DMI's corporate opportunity claims based on breaches of fiduciary duties, along with the claims for unjust enrichment. This left two counts of the Company's and DMI's First Amended Complaint in the case: a count for tortious interference with contract and business relations and a count for fraud in connection with the Disctronics' Memory-Tech Inc. transaction.

Both parties appealed the Court's May 1995 ruling. In September 1996, the Alabama Supreme Court ruled on the appeal, reinstating all of DMI's claims which had been dismissed by the Circuit Court except the corporate opportunity to acquire Memory-Tech Inc. and unjust enrichment claims and upholding the dismissal of all of the defendants' claims except a "palming off" claim related to use of the name "Disctronics". Consequently, the Company and DMI have pending claims for breach of fiduciary duty, tortious interference and fraud. The defendants' pending claims are for wrongful injunction, "palming off", fraud, breach of contract and alleged interference cclaims. Petitions for rehearing were denied in November 1996 and this decision is now final.

Defendants subsequently filed an amended counterclaim without seeking leave of court which seeks to assert in slightly different form generically some of the same claims as previously asserted and against which judgment has already been granted and become final. Quixote and DMI have moved to dismiss those claims. Court ordered mediations have not been successful.

C. REPETITIVE STRESS INJURY LITIGATION. Stenograph Corporation, a discontinued operation, is one of a number of manufacturers of keyboard and other equipment that have been sued by individuals for arm, wrist and hand injuries, including carpal tunnel syndrome. All thirty cases filed to date against Stenograph, and in some cases the Company, contend that the Stenograph machine (or other keyboard equipment) was defectively designed and that Stenograph failed to provide adequate warnings about how the equipment should be used to avoid injury. The cases request actual damages, in some cases specified as ranging from $500,000 to $1,000,000, and, in most of the cases, punitive damages, with some cases specifying an amount of $10,000,000. Of the 30 cases, six were dismissed in April 1997 after a jury verdict in favor of Stenograph and an appeal is pending.

In additions, six cases have been dismissed with prejudice and ten cases have been dismissed without prejudice to refile the complaints. All of the cases have been referred to the Company's insurance carriers and, at this time, the Company believes that liability resulting from these cases, if any, (excluding punitive damages) will be covered by its insurance policies.

D. RESORT VIDEO LTD. v. LASERVIDEO, INC. In September 1990, DMI was sued by Resort Video, Ltd. in the Superior Court of the State of California for the County of Los Angeles in an action entitled RESORT VIDEO, LTD. v. LASERVIDEO, INC., No. 74659. Resort Video, a former start-up company, claimed DMI failed to produce certain video discs on schedule, thereby injuring its business. After a trial, on August 25, 1992, the jury awarded Resort Video $975,000 in damages. DMI moved for a new trial which was granted in October 1992. Plaintiff appealed that decision and DMI cross-appealed the jury's decision. In June 1995, the California Court of Appeals affirmed the trial court's order granting a new trial based on excessive damages. Resort Video's petition for a rehearing was denied. Accordingly, the case has been returned to the trial court and a trial on damages is set to begin in February 1998.

E. THOMSON S.A. v TIME WARNER, ET AL. In February 1994, Disc Manufacturing, Inc., Quixote Corporation and a number of other companies were sued by Thomson S.A. of France in the United States District Court for the District of Delaware in an action entitled THOMSON S.A. v. TIME WARNER, INC., ET AL., No 94-83. The complaint charged that the defendants infringed four Thomson patents by making and selling audio compact discs and requested an order prohibiting defendants from making or selling compact discs which infringe on the patents. No specified damages were asked for although the complaint asked that damages be trebled because it alleged the infringement was willful. In the fall of 1994, the Denon and Time Warner defendants entered into consent judgments with the plaintiff. After a trial, in July 1996, the jury found that the Thomson patents were invalid. Thomson moved for judgment as a matter of law or, in the alternative, for a new trial, which was denied. In July 1997, Thomson filed an appeal which is pending.

F. DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC. In January 1995, Disc Manufacturing, Inc. was served in an action entitled DISCOVISION ASSOCIATES v. DISC MANUFACTURING, INC., Case No. 95-21, U.S. District Court for the District of Delaware. The complaint alleges that DMI is infringing six DiscoVision patents relating to optical storage discs by the manufacture and sale of compact discs and seeks injunctive relief and unspecified damages, including punitive damages, against DMI. In August 1995, DiscoVision was granted leave to amend its complaint to allege infringement by DMI of four additional patents. Plaintiffs subsequently dropped four patents from the case leaving six patents in issue. In April 1997, the District Court denied a motion by DiscoVision to dismiss portions of the DMI antitrust case. In August 1997, the District Court granted a motion by DMI to limit the time period for which damages could be asserted against DMI and denied DMI's motion to assert the doctrine of laches. The District Court, in September 1997, deconsolidated DMI's antitrust claims for purposes of trial and issued its determination on claims interpretation. Trial is set to begin in October 1997.

G. DISC MANUFACTURING, INC. v. PIONEER AND DISCOVISION. In January 1995, DMI filed a complaint against Pioneer Electronic Corp., Pioneer Electronics (USA) Inc., Pioneer Capital Inc., and DiscoVision Associates in the U.S. District Court for the Central District of California, Case No. 95-0306, alleging violations of the antitrust laws and acts of unfair competition based on unlawful activities and anticompetitive tactics involving patents related to optical disc technology. DMI's complaint seeks damages, including punitive damages, and injunctive relief. This case has been transferred to the District Court in Delaware and consolidated with DiscoVision Associates' case against DMI pending in that jurisdiction (described in F. above).

H. ESTATE OF THIEL v. ENERGY ABSORPTION SYSTEMS, INC. In December 1994, Energy Absorption Systems, Inc. was served in an action entitled FREDERICK W. THIEL AND MAUREEN THIEL v. SLATTERY ASSOCIATES ET AL., Superior Court of New Jersey, Docket No. MRS-L-1431-94. The complaint arises from a March 1992 accident in which the decendent lost control of his car and allegedly struck one of Energy's crash cushions. The complaint seeks unspecified damages from Energy Absorption and numerous defendants, including the State of New Jersey, the U.S. Federal Highway Administration and various other governmental entities. The Company has referred the case to its insurance carrier. At this time, the Company believes that liability resulting from this case, if any, will be covered by its insurance policies. Trial is scheduled for January 1998.

I. ENERGY ABSORPTION SYSTEMS, INC. v. ROADWAY SAFETY. In April 1993, Energy filed suit in U.S. District Court for the Northern District of Illinois in an action entitled ENERGY ABSORPTION SYSTEMS, INC. v. ROADWAY SAFETY SERVICE, INC., No. 93C 2147 for infringement of Energy's U.S. Patent No. 4,289,419 seeking damages and an injunction. Roadway counterclaimed for a declaratory judgment of non-infringement and invalidity. In February 1996, the District Court entered judgment in favor of Roadway, holding that Energy's patent was invalid and not infringed and awarded attorneys' fees and costs to Roadway. The District Court later determined the award to be $280,386. Energy Absorption filed an appeal and was successful in obtaining a decision from the Court of Appeals for the Federal Circuit reversing the District Court's judgments of invalidity, unenforceability and award of attorney's fees to Roadway. The Court of Appeals affirmed and modified the District Court judgment of literal non-infringement and remanded for consideration of infringement under the doctrine of equivalents.

J. ERNEST CHICO v. ENERGY ABSORPTION SYSTEMS, INC. On April 12, 1996 Energy Absorption Systems, Inc. was served in an action entitled ERNEST CHICO V. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY IN LAKE SUPERIOR COURT FOR THE STATE OF INDIANA, CAUSE NO. 45DO2-9605-CT-391 which arises from an accident in which the plaintiff hit one of Energy's crash cushions. The Company has referred the case to its insurance carrier and at this time believes that liability resulting from this case will be covered by its insurance policies. The Company has filed a motion for summary judgment which is pending.

K. FEATHER V. ENERGY ABSORPTION SYSTEMS, INC., In July 1997, plaintiff filed this action in Superior Court of the State of California, Case No. SCV-6077 in an action entitled SUSAN FEATHER V. ENERGY ABSORPTION SYSTEMS, INC. ET AL. Plaintiff claims special, general and punitive damages because of sexual discrimination/harassment, retaliation, intentional infliction of emotional distress, negligent infliction of emotional distress, and constructive discharge while an employee of Energy Absorption. The Company believes that most of the claims will be covered by its insurance policies. Discovery is proceeding.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

Quarter Ending          9/30       12/31        3/31        6/30
--------------        -------     -------     --------    -------
FISCAL 1997
High                  $     8     $10-3/4     $ 9-7/8     $ 9-1/8
Low                     5-3/4       7-5/8       8-1/4       6-3/4

FISCAL 1996
High                  $13-1/4     $    12     $ 8-1/2     $ 8-1/2
Low                    10-1/2       7-1/4           6       5-3/4

The current quoted price of the stock is listed daily in The Wall Street Journal in the NASDAQ National Market System section. As of August 4, 1997, there were approximately 5,775 shareholders including holders of shares held in street name.

Dividend Policy
---------------

During 1997, the Company declared semiannual cash dividends of twelve cents and thirteen cents per share each. During 1996, the Company declared semiannual cash dividends of twelve cents per share each.

Item 6.  Selected Financial Data
--------------------------------
SELECTED FINANCIAL DATA

Dollar amounts in thousands, except per share data



For the years ended June 30,                                1997         1996           1995           1994           1993
----------------------------                            --------      --------        -------        -------         ------
Operating results:
Net sales                                              $ 45,037       $ 46,750       $ 46,522       $ 43,433       $ 35,648
Gross profit                                             22,249         24,291         23,382         23,453         20,454
Selling and administrative expenses                      14,264         15,059         13,662         13,825         11,146
Research and development                                  2,209          1,536          1,545          1,978          2,092
Other expense                                            (2,112)          (488)        (1,887)          (928)          (605)
Earnings from continuing operations                       2,907          4,390          4,470          4,989          3,342
Net (loss) earnings                                      (3,831)        (9,892)         5,950         11,644          9,441

Per share data:
Primary earnings from continuing operations             $   .36        $   .55        $   .55        $   .62        $   .42
Net (loss) earnings                                        (.48)         (1.24)           .73           1.44           1.20
Book value per common share                                5.24           5.99           7.49           6.94           5.53
Cash dividends per common share                             .25            .24            .22            .21            .20
Weighted average common and common equivalent shares
  outstanding                                         8,008,893      8,003,924      8,100,385      8,066,192      7,867,658

Financial position:
Total assets                                           $ 55,220       $118,888       $135,662       $ 98,999       $ 88,202
Working capital                                          20,639          4,055          5,541          8,204          6,981
Net property, plant and equipment                        12,903         13,113         10,645          8,532          8,075
Long-term debt, net                                           0         58,000         68,000         38,975         40,000
Shareholders' equity                                     41,655         47,619         58,915         54,069         41,898




NOTE: OPERATING RESULTS AND FINANCIAL POSITION FOR ALL PERIODS PRESENTED HAVE BEEN RESTATED TO REFLECT THE LEGAL TECHNOLOGIES AND DISC MANUFACTURING SEGMENTS AS DISCONTINUED OPERATIONS.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
1997 Compared to 1996
---------------------

The Company's sales for 1997 decreased 4% to $45,037,000 from $46,750,000 in 1996. Sales declined in Energy Absorption's permanent system product lines which include the G-R-E-A-T-Registered Trademark- System as well as the newly introduced QuadGuard-Registered Trademark- System. This was due to, among other things, increased competition which resulted in a decline in selling prices and to a lesser extent, a decrease in unit volume. In addition, the Company believes that some customers may have postponed their purchases earlier in 1997 in anticipation of several new products introduced by Energy Absorption that qualify under the new federal testing and evaluation guidelines known as NCHRP 350, coupled with a delay in certifying one of these new products. Sales of the Triton Barrier-Registered Trademark- and Safe-Hit delineator also declined. Somewhat offsetting these product line decreases were increases in the Energite7 III and truck-mounted attenuator
(TMA) product lines.

The gross profit margin in 1997 decreased to 49.4% from 52.0% in 1996. This was due to a decrease in the average selling prices of its permanent systems products and to a lesser extent, lower sales volume. In addition, the gross margin also declined due to increased overhead from the expansion of Energy Absorption's Pell City, Alabama facility which was doubled in size to 150,000 square feet.

Selling and administrative expenses in 1997 decreased 5% to $14,264,000 from $15,059,000 in 1996. This decrease was due principally to last year's $800,000 write-off to discontinue the Company's sewer rehabilitation business. Corporate level administrative expenses remained at a level consistent with last year.

Research and development expenses in 1997 increased 44% to $2,209,000 compared to $1,536,000 in 1996. This increase was due to expenditures for the development of new products as well as for the upgrade of the Company's existing product lines in order to meet the revised NCHRP 350 standards. These new Federal Highway Administration guidelines increase the safety standards to accommodate heavier and higher center of gravity vehicles such as sport utility vehicles.

Interest income in 1997 was $339,000 compared to $358,000 in 1996. The interest income in 1997 was earned on the Company's cash of approximately $18 million which is being invested in short-term money market instruments until it can be effectively deployed in the business. The 1996 interest income is the result of the interest earned on a $6 million certificate of deposit posted as injunction security for certain litigation. This certificate of deposit was redeemed in the third quarter of 1996 and replaced with a surety bond backed by a letter of credit. Interest expense in 1997 decreased 71% to $497,000 from $1,726,000 in 1996. This was due to a decrease in the average long-term debt outstanding in 1997 compared to 1996. As discussed below in "Liquidity and Capital" Resources, the Company paid off all long-term debt upon the sale of DMI in March 1997. In addition, as a result of the sale of DMI, total interest expense was allocated between continuing and discontinued operations based upon the net asset values of each. The Company recorded a loss of $1,402,000 in 1997 related to the Company's investment in a seismic bridge bearing joint venture with FIP Industriale S.p.A. This compares to a $300,000 loss from this venture in 1996. Due to the lack of sales and progress to date, the Company has decided to cease funding of this venture. Other expenses were $552,000 in 1997 compared to $454,000 in 1996.

The Company's effective tax rate decreased in 1997 to 20.7% from 39.1% in 1996 due to the realization of certain tax benefits in the current year along with the settlement of certain tax contingencies.

As discussed in Note 3 to the Consolidated Financial Statements, on March 27, 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of DMI to Cinram Ltd. for $80.3 million in cash. The transaction excludes the Huntsville, Alabama land and building as well as certain DMI litigation. The sale, approved by the Company's shareholders, resulted in a loss of $4,507,000 which was net of income tax benefits of $3,004,000. DMI incurred a loss on operations for 1997 and 1996 of $2,231,000 and $1,816000 which are net of income tax benefits of $957,000 and $1,888,000 respectively. These results are presented as discontinued operations in the Company's Consolidated Statements of Operations.

The Company used a portion of the proceeds of the sale to repay all of its $37.2 million in bank debt, to redeem all of its $18 million of 8% Convertible Subordinated Debentures and the related accrued interest and to pay transaction costs. The balance of the proceeds will be to invest in the highway safety and equipment business and in other opportunities deemed beneficial to stockholders, including the possible repurchase of a portion of the Company's common stock outstanding.

1996 COMPARED TO 1995
--------------------------------------------------------

The Company's sales for 1996 increased slightly to $46,750,000 from $46,522,000 in 1995. Sales of Energy Absorption's permanent system product lines increased including the G-R-E-A-T-Registered Trademark- System and G-R-E-A-T-Registered Trademark- CZ products as well as parts sales but were mostly offset by a decrease in TMA sales. Sales of the Energite-Registered Trademark- also declined in 1996.

The gross profit margin in 1996 increased to 52.0% from 50.3% in 1995. This was due to a change in product mix and also to less outsourcing of component parts in 1996 than in 1995 as a result of the completion of Energy Absorption's plant expansion in 1996.

Selling and administrative expenses in 1996 increased 10% to $15,059,000 from $13,662,000 in 1995 due to an increase in marketing expenses and to the write-off of the investment in a sewer rehabilitation technology of $800,000. Corporate level expenses in 1996 remained at a level consistent with 1995.

Research and development expenses in 1996 declined slightly to $1,536,000 compared to $1,545,000 in 1995. The Company increased R&D expenditures which were targeted towards the upgrade of its product line in order to meet the revised NCHRP 350 guidelines. These increased R&D expenditures were largely offset by the suspension in development activities related to the Company's sewer rehabilitation technology.

Interest income in 1996 was $358,000 compared to $392,000 in 1995. Interest income in both years relates to interest earned on a $6 million certificate of deposit posted as injunction security for certain litigation. This certificate of deposit was redeemed in the third quarter of 1996. Interest expense in 1996 decreased 13% to $1,726,000 from $1,976,000 in 1995. This was due to a decrease in the average long-term debt outstanding in 1996 compared to 1995. In addition, total interest expense was allocated between continuing and discontinued operations based upon the net asset values of each. Other expenses were $454,000 in 1996 compared to $303,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------

The Company had cash and cash equivalents of $18,463,000 and access to additional funds of $40,000,000 under its bank arrangements as of June 30, 1997. Operating activities used cash of $607,000 during 1997 due principally to the losses on the operations and sale of DMI.

Cash of $78,103,000 was provided by investing activities during the year. This was due principally to the sale of DMI which was completed in March of this year and which generated $80,283,000 in cash. Offsetting this somewhat, the Company invested $1,321,000 in equipment for its highway safety business.
 Cash of $900,000 was used related to the Company's investment in the FIP joint venture. Other miscellaneous activity provided cash of $41,000.

Financing activities used cash of $60,370,000 principally to repay all of the Company's bank debt of $40,000,000 and to redeem all of its 8% Convertible Subordinated Debentures of $18,000,000. The Company also used cash to pay semiannual cash dividends of $1,903,000. In addition, cash of $655,000 was used to purchase 88,514 shares of the Company's own Common Stock for the treasury. Additional shares may be purchased from time to time. Cash of $188,000 was received for the exercise of stock options.

During fiscal 1998, the Company anticipates needing less than $2,000,000 in cash for capital expenditures. The Company may also need cash as it considers acquiring additional businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth and to fund certain obligations related to its discontinued operations. In addition, the Company may need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


Report of Independent Accountants


To the Shareholders and the Board of Directors of Quixote Corporation

We have audited the consolidated balance sheets of Quixote Corporation and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. We have also audited the financial statement schedule listed in Park IV of Form 10-K, Item 14(a)2 for each of the three years in the period ended June 30, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quixote Corporation and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/Coopers & Lybrand L.L.P.

Chicago, Illinois
August 8, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

For each of the three years ended June 30,         1997       1996        1995
------------------------------------------    ---------  ---------  ----------
Net sales.................................    $  45,037  $  46,750  $   46,522
Cost of sales.............................       22,788     22,459      23,140
                                              ---------  ---------  ----------
Gross profit..............................       22,249     24,291      23,382
Operating expenses:
  Selling and administrative..............       14,264     15,059      13,662
  Research and development................        2,209      1,536       1,545
                                              ---------  ---------  ----------
                                                 16,473     16,595      15,207
                                              ---------  ---------  ----------
Operating profit..........................        5,776      7,696       8,175

Other income (expense):
  Interest income.........................          339        358         392
  Interest expense........................         (497)    (1,726)     (1,976)
  Gain on sales of assets.................                   1,634
  Loss on investment in FIP joint venture        (1,402)      (300)
  Other...................................         (552)      (454)       (303)
                                              ---------  ---------  ----------
                                                 (2,112)      (488)     (1,887)
                                              ---------  ---------  ----------
Earnings from continuing operations
  before provision for income taxes.......        3,664      7,208       6,288
Provision for income taxes................          757      2,818       1,818
                                              ---------  ---------  ----------
Earnings from continuing operations.......        2,907      4,390       4,470
Discontinued operations:
  (Loss) earnings from operations,
     net of income taxes..................       (2,231)    (3,369)      1,480
    Loss on disposal, net of income taxes        (4,507)   (10,913)
                                              ---------  ---------  ----------
  (Loss) earnings from discontinued
     operations...........................       (6,738)   (14,282)      1,480
                                              ---------  ---------  ----------
Net (loss) earnings.......................    $  (3,831) $  (9,892) $    5,950
                                              =========  =========  ==========

Primary earnings per share:
     Earnings from continuing operations..    $     .36  $     .55      $  .55
                                              =========  =========  ==========
     Net (loss) earnings..................    $   (.48)  $   (1.24)     $  .73
                                              =========  =========  ==========
     Weighted average common and
       common equivalent shares outstanding  8,008,893   8,003,924   8,100,385
                                             =========   =========  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
                                                            As of June 30,

Dollar amounts in thousands, except per share data            1997        1996
                                                         ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents......................        $  18,463     $ 1,337
  Accounts receivable, net of allowance for doubtful
    accounts of $165 in 1997 and 1996............            8,494       9,042
  Refundable income taxes........................            1,329       3,016
  Inventories....................................            4,224       3,356
  Deferred income tax assets.....................              887
  Other current assets...........................              241         490
                                                         ---------   ---------
    Total current assets.........................           33,638      17,241

Property, plant and equipment at cost:
  Land...........................................            1,215       1,215
  Buildings and improvements.....................            8,691       8,562
  Machinery and equipment........................            8,118       8,219
  Furniture and fixtures.........................            2,812       2,659
  Leasehold improvements.........................              519         493
                                                         ---------   ---------
                                                            21,355      21,148
    Less: accumulated depreciation and amortization         (8,452)     (8,035)
                                                         ---------   ---------
                                                            12,903      13,113

Other assets.....................................            2,765       3,158
Assets of discontinued operations................            5,914      85,376
                                                         ---------   ---------
                                                         $  55,220   $ 118,888
                                                         =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................           $1,743      $1,006
  Dividends payable..............................            1,039         946
  Accrued expenses:
    Payroll and commissions......................            1,366       1,466
    Other........................................            2,802       2,524
  Liabilities of discontinued operations.........            6,049       7,244
                                                         ---------   ---------
    Total current liabilities....................           12,999      13,186

Long-term debt...................................                       58,000
Deferred income tax liabilities..................              566          83
Commitments and contingent liabilities...........
Shareholders' equity:
  Preferred stock, no par value;
     authorized 100,000 shares; none issued
  Common stock, par value $.01-2/3; authorized
     15,000,000 shares; issued  8,753,333
     shares - 1997 and 8,671,101 shares - 1996...              146         145
  Capital in excess of par value of stock........           30,269      29,751
  Retained earnings..............................           17,368      23,196
  Treasury stock, at cost, 807,435 shares -
     1997 and 718,921 shares - 1996..............           (6,128)     (5,473)
                                                         ---------   ---------
     Total shareholders' equity..................           41,655      47,619
                                                         ---------   ---------
                                                         $  55,220  $  118,888
                                                         =========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             For the three years ended June 30, 1997
                                                                                    Capital in
                                                                      Common        Excess of Par        Retained      Treasury
                                                                      Stock         Value of Stock       Earnings      Stock
                                                                    ---------       --------------       ---------     ---------

Dollar amounts in thousands, except per share data:


BALANCES, JULY 1, 1994.....................................           $ 142             $28,551          $  30,749     $ (5,373)
Exercise of options for 41,922 common shares...............                                 285
Net earnings - 1995........................................                                                  5,950
Declaration of semiannual cash dividends
  ($.11 per share each)....................................                                                 (1,722)
Issuance of 34,679 shares pursuant
  to the stock retirement plan.............................               1                 432
Purchase of 6,661 common shares at $15.01
  per share................................................                                                                (100)
                                                                    ---------       --------------       ---------     ---------
BALANCES, JUNE 30, 1995....................................             143              29,268             34,977       (5,473)
Exercise of options for 55,006 common shares...............               1                 250
Net loss - 1996............................................                                                 (9,892)
Declaration of semiannual cash dividends
  ($.12 per share each)....................................                                                 (1,889)
Issuance of 34,679 shares pursuant
  to the stock retirement plan.............................               1                 233
                                                                    ---------       --------------       ---------     ---------
BALANCES, JUNE 30, 1996....................................             145              29,751             23,196       (5,473)
Exercise of options for 39,847 common shares...............                                 188
Net loss - 1997............................................                                                 (3,831)
Declaration of semiannual cash dividends...................                                                 (1,997)
  ($.12 per share and $.13 per share)......................
Issuance of 42,385 shares pursuant
  to the stock retirement plan.............................               1                 330
Purchase of 88,514 common shares at
  $7.25 to $8.00 per share.................................                                                                (655)
                                                                    ---------       --------------       ---------     ---------
BALANCES, JUNE 30, 1997
8,753,333 common shares and
  807,435 treasury shares.................................        $     146          $   30,269          $  17,368     $ (6,128)
                                                                    =========       ==============       =========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For each of the three years ended June 30,

Dollar amounts in thousands                           1997      1996      1995
                                                 ----------   --------   -------

Earnings from continuing operations.........    $   2,907   $  2,574
Discontinued operations
  Loss from operations, net of income taxes        (2,231)    (1,553)
  Loss on disposal, net of income taxes            (4,507)   (10,913)
                                                ----------   --------   -------
Net (loss) earnings.........................       (3,831)    (9,892)   $ 5,950
ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............        1,882     14,451     15,583
  Provision for losses on accounts receivable                    (71)       (27)
  Deferred income taxes.....................         (404)    (1,909)    (1,081)
  Changes in operating assets and liabilities:
     Accounts receivable....................          548      2,202        (68)
     Refundable income taxes................        1,687     (3,016)
     Inventories............................         (868)     1,448     (2,254)
     Other current assets...................          249     (1,505)      (528)
     Accounts payable and accrued expenses..          744     (1,769)     3,542
     Income taxes payable...................                  (4,110)       188
     Discontinued operations-noncash charges
      and working capital changes...........       (2,016)    18,348
  Loss on investment in the FIP joint venture       1,402        300
  Gain on sale of Quantic Industries, Inc...                  (1,287)
  Gain on sale of patent....................                    (347)
  Loss on sewer rehabilitation business.....                     601
                                                 ----------   --------  -------
     Net cash provided by (used in)
       operating activities.................         (607)    13,444     21,305
                                                 ----------   --------  -------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment        (1,321)   (24,419)   (38,415)
  Proceeds from sales of discontinued operations   80,283      5,981
  Investment in the FIP joint venture.......         (900)      (300)
  Proceeds from sale of investment in
    Quantic Industries, Inc.................                   8,050
  Proceeds from sale of patent..............                   1,960
  Capitalized and purchased systems,
    design and software costs...............                               (308)
  Decrease (increase) in funds deposited
    with IDB trustee........................                   2,719     (2,719)
  Cash paid for acquired businesses and
    equity investments......................                             (6,746)
  Other.....................................           41       (731)      (421)
                                                 ----------   --------  -------
    Net cash provided by (used in)
      investing activities                         78,103     (6,740)   (48,609)
                                                 ----------   --------  -------

FINANCING ACTIVITIES:
  Payments on revolving credit agreement....      (52,050)   (32,000)   (12,000)
  Proceeds from revolving credit agreement..       12,050     23,000     42,000
  Payments on convertible debentures........      (18,000)    (1,975)
  Proceeds from redemption of
    certificate of deposit..................                   6,000
  Payment of semi annual cash dividend......       (1,903)    (1,805)    (1,714)
  Proceeds from exercise of common stock options      188        251        285
  Repurchase of common stock for the treasury        (655)                 (100)
                                                 ----------   --------  -------
    Net cash provided by (used in)
      financing activities..................      (60,370)    (6,529)    28,471
                                                 ----------   --------  -------
Net change in cash and cash equivalents.....       17,126        175      1,167
Cash and cash equivalents at beginning of year      1,337      2,075      1,021
                                                 ----------   --------  -------
Cash and cash equivalents at end of year....    $  18,463    $ 2,250   $  2,188
                                                 ==========   ========  =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Quixote Corporation and its subsidiaries develop, manufacture and market energy-absorbing highway crash cushions and other highway safety products for the protection of motorists and highway workers to both domestic and international markets.

2.  ACCOUNTING POLICIES

The principal accounting policies of the Company are as follows:

CONSOLIDATION

The consolidated financial statements include the accounts of Quixote Corporation and its wholly-owned subsidiaries.

CASH AND CASH EQUIVALENTS

Cash in excess of operating requirements is invested in income-producing investments generally having initial maturities of three months or less. These investments are stated at market value. The Company considers these short-term instruments to be cash equivalents.

Cash and cash equivalents in the consolidated statement of cash flows for 1996 and 1995 includes cash related to discontinued operations.

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

    Buildings and improvements              10 to 40 years
    Machinery and equipment                  3 to 12 years
    Furniture and fixtures                   3 to 10 years
    Leasehold improvements                   5 to 10 years

The cost and accumulated depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of retirement or other disposition with the gain or loss credited or charged to earnings.

GOODWILL AND PATENTS

Goodwill and patents are amortized on a straight-line basis over lives of 7 to 20 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of these assets. Such assessment includes consideration of possible obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS
128), which specifies the computation, presentation, and disclosure requirements for earnings per share in order to simplify the computation of earnings per share. FAS 128 is effective for financial statements ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, (FAS 129), was also issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of FAS 129.

In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

Also in June 1997, the FASB issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the effects of this pronouncement.

RECLASSIFICATIONS

Certain amounts for the years ended June 30, 1996 and 1995 were reclassified to conform to the current year presentation. These reclassifications did not affect net income.

3.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc.
(DMI) to Cinram Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation. The sale, approved by the Company's shareholders, resulted in a loss of $4,507,000 which was net of income tax benefits of $3,004,000. In connection with the sale, stock and cash awards of approximately $1,200,000 were made to certain employees of the Company.

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

The accompanying consolidated balance sheets and consolidated statements of operations have been restated in order to present the compact disc and legal technologies segments as discontinued operations for accounting purposes. As part of this restatement, interest expense was allocated between continuing and discontinued operations based upon the net assets of each.

The income tax provisions (benefits) for the results of discontinued operations for the years ended 1997, 1996 and 1995 are ($957,000), ($2,613,000) and $1,407,000, respectively. Net sales for the discontinued businesses were $66,206,000 (1997), $109,919,000 (1996) and $138,889,000
(1995).

As of June 30, 1997, the following assets and (liabilities) relate to discontinued operations:

Dollar amounts in thousands

       Land and building (net)             $ 7,501
       Deferred income taxes                 4,073
       Accrued legal and accounting         (5,320)
       Lease obligations                    (2,590)
       Accrued royalties                      (848)
       Severance                              (280)
       Other accruals                       (2,671)
                                          --------
       Net liabilities of discontinued
         operations                        $  (135)
                                          ========

These remaining assets and liabilities are valued based upon management's estimates, utilizing currently available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change materially.

During 1996; Energy Absorption entered into a joint venture with FIP Industriale S.p.A. of Italy to market their seismic bridge bearings in the United States. The Company, accounting for this investment under the equity method of accounting, took charges of $1,402,000 and $300,000 for 1997 and 1996 respectively. In June 1997 the Company decided to wind down the activities of the joint venture due to the lack of revenues and progress to date. The 1997 charge includes $502,000 in accrued costs to exit this venture.

In January 1996, the Company sold to Barrier Systems, Inc. certain patents related to its movable traffic barrier system. The sale price of $1,960,000 resulted in a gain of $347,000 which is included in other income for 1996.

In April 1995 the Company acquired a 40% common stock interest in Quantic Industries, Inc. for $6.7 million including expenses. The investment in Quantic, a manufacturer of electronic and pyrotechnic devices, was accounted for under the equity method of accounting. In May 1996 the Company agreed to sell its 40% interest to the majority shareholders in Quantic for $8,050,000 cash. A gain of $1,287,000 was realized on the sale and is included in other income for 1996.

4.  INVENTORIES

Inventories consist of the following at June 30:

Dollar amounts in thousands                   1997           1996
                                          --------       --------
Finished Goods                            $    832       $    713
Work-in-process                                978            627
Raw materials                                2,414          2,016
                                         ---------      ---------
                                         $   4,224      $   3,356
                                         =========      =========

5. LONG-TERM DEBT

Long-term debt consists of the following at June 30:

Dollar amounts in thousands                   1997           1996
                                          --------       --------
Revolving credit note due October 31,
  2000, interest at variable rates        $      0       $ 40,000
  8% Convertible subordinated
  debentures due 2011, interest due
  semiannually, principal payable in
  annual sinking fund installments
  of $1,000                                      0         18,000
                                          --------       --------
Total long-term debt                      $      0       $ 58,000
                                          ========       ========

The Company has a three-year unsecured revolving credit agreement with three banks. The agreement provides for a $40 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable from continuing operations each year. The agreement may be extended one additional year on each anniversary date upon mutual consent of the Company and the banks.

At any time during the three years, the Company may elect to convert the loan to a four year term with equal quarterly principal payments due throughout the term to amortize the loan in full.

In April 1997, the Company redeemed its convertible subordinated debentures at face value plus accrued interest. The debentures were convertible by the holders at any time prior to maturity into shares of common stock of the Company at a conversion price of $19.00 per share. Unamortized costs incurred in issuing the debentures at June 30, 1996 were $464,000 and are
included in other assets.   The fair value of the debentures outstanding at
June 30, 1996 is estimated to be $15,840,000 using available market information at that time.

During 1996 the Company satisfied its sinking fund requirements for both 1996 and 1997 through the purchase of its debentures on the open market. The gain of $257,000 is included in other income in 1996.

6.  STOCK OPTIONS AND STOCK TRANSACTIONS

The Company has stock option plans for directors and employees providing for grants of options as may be determined by the Audit/Compensation Committee of the Board of Directors. Options under the Long-Term Stock Ownership Incentive Plan and the Director Stock Option Plan are to be granted at no less than 100% of the current market price at the date of the grant. No charges are made to earnings in connection with the options.

Information for the year ended June 30, 1997 with respect to options under the Company's plans is as follows:

                                         Number of         Option Price
                                         Shares              per Share
                                         ---------    -----------------
Shares under option:
July 1, 1996                               897,949     $ 4.25 to $ 21.00
Granted                                    137,000                  9.00
Exercised                                 ( 54,500)      4.25 to    6.88
Cancelled or expired                      (108,175)      4.25 to   12.63
                                         ---------
June 30, 1997                              872,274     $ 4.25 to $ 21.00
                                         =========

Options outstanding at June 30, 1997 are all currently exercisable. As of June 30, 1997, the Company has 968,090 common shares reserved for various conversion privileges and options.

During 1997, the Company was required to adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS
123), which encourages entities to adopt a fair value based method of accounting for stock based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

As allowed by FAS 123, the Company will continue to apply the provisions of APB 25 in accounting for its stock-based employee compensation arrangements, and will disclose the pro forma net loss and loss per share information in its footnotes as if the fair value method suggested in FAS 123 had been applied.

The Company recognizes compensation cost for stock-based compensation arrangements equal to the difference between the quoted market price of the stock option at the date of grant and the price to be paid by the employee upon exercise in accordance with the provisions of APB 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at grant date for awards in 1997 and 1996 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

Dollar amounts in thousands
  except per share data                      1997           1996
                                           --------        --------
    Net loss, as reported                  $ (3,831)       $ (9,892)
    Net loss, pro forma                    $ (4,872)       $ (9,951)
    Loss per common share, as reported     $ (  .48)       $ ( 1.24)
    Loss per common  share, pro forma      $ (  .61)       $ ( 1.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.65%; expected volatility of 52%; risk-free interest rate of 6.12%; and expected life of 4.2 years.

The weighted average fair value of options granted in 1997 is $3.15 per share. The weighted average exercise price of the options outstanding is $10.34 and the weighted average remaining contractual life of those options is 3.6 years.

7.  SHAREHOLDER RIGHTS PLAN

The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan calls for stockholders of record on July 25, 1988 to receive a dividend distribution of one right for each outstanding share of the Company's common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, for $25 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 20 percent of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right or $50.

If an acquiring person becomes the beneficial holder of more than 20 percent of the Company's outstanding common stock, and then the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation or 50% or more of the Company's assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right or $50. The Company may redeem the rights, for $.01 per right, under certain circumstances.

8.  STOCK RETIREMENT PLAN

The Company's Long-Term Stock Ownership Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $561,000 (1997), $463,000 (1996) and $766,000 (1995).

9.  INCOME TAXES

The income tax provisions (benefits) from continuing operations are comprised of the following for the three years ended June 30:

Dollar amounts in thousands                         1997       1996      1995
                                                  -------     -------   -------
Current:
Federal                                           $   496     $ 2,660   $ 1,750
State                                                 665         850       294
                                                 --------    --------   -------
                                                    1,161       3,510     2.044
                                                 --------    --------   -------
Deferred:
Federal                                               (26)       (536)     (175)
State                                                (378)       (156)      (51)
                                                 --------     --------  --------
                                                  $  (404)    $  (692)  $  (226)
                                                 --------     --------  --------

Income tax provision for continuing operations    $   757     $ 2,818   $ 1,818
                                                 --------     --------  --------
Income tax (benefit) provision from
  discontinued operations                          (3,961)     (9,888)    1,407
                                                 --------     --------  --------
Total income tax (benefit) provision             $ (3,204)    $(7,070)  $ 3,225
                                                 ========     ========  ========

The components of the net deferred tax asset (liability) are as follows at June 30:

Dollar amounts in thousands                       1997        1996
                                                --------    --------
Deferred tax assets:
Accounts receivable allowance                   $     66    $     66
Inventory valuation                                  170         160
Compensated absences and medical claims              130         374
Tax over book basis in affiliates                  1,612       1,509
Capital loss carryforwards                                       967
Other liabilities and reserves                       879         641
Net operating loss carryforwards                   2,527       2,951
Various tax credit carryforwards                      12          30
Contribution carryforwards                             9           9
Provision for discontinued operations              4,064       2,589
Valuation allowance                               (3,480)     (4,356)
                                                --------    --------
Total                                            $ 5,989     $ 4,940
                                                ========    ========
Deferred tax liabilities:
Book over tax basis of capital assets            $ 1,595     $ 1,484
                                                --------    --------
Net deferred tax asset                           $ 4,394     $ 3,456
                                                ========    ========

The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, net operating loss carryforwards, and tax credit carryforwards. The decrease in the valuation allowance is due principally to the expiration of unutilized net operating loss carryforwards and the utilization of capital loss carryforwards which previously were not expected to be realized. The decrease was partially offset by an increase in the valuation allowance due to a reassessment of the realizability of certain net operating loss carryforwards as a result of the discontinued operations of the subsidiary which generated the net operating losses.

At June 30, 1997, certain subsidiaries of the Company have approximately $5,716,000 of federal and $337,500 of state net operating loss carryforwards for tax purposes substantially all of which arose in periods prior to acquisition by the Company. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 1998 through 2005.

The net deferred tax asset (liability) is presented on the balance sheet as follows at June 30:

Dollar amounts in thousands                              1997        1996
                                                      --------    --------
Current deferred tax asset                            $   887
Noncurrent deferred tax liability                        (566)    $   (83)
                                                      --------    --------
Net deferred tax asset (liability)  of continuing
   operations                                             321         (83)
                                                      --------    --------
Current deferred tax asset of discontinued
  operations                                            2,458
Noncurrent deferred tax asset of discontinued
  operations                                            1,615       3,539
                                                      --------    --------
Net deferred tax asset of discontinued operations       4,073       3,539
                                                      --------    --------
Net deferred tax asset                                $ 4,394     $ 3,456
                                                      ========    ========

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows for the three years ended June 30:

Dollar amounts in thousands                   1997        1996       1995
                                            --------    --------    --------

Taxes at statutory rate                     $ 1,246     $ 2,451     $ 2,095
State income taxes                              189         458         160
Utilization of capital loss
  carryforwards                                (822)       (561)
Other                                           144         470        (437)
                                            --------    --------    --------
Income tax  provision for
  continuing operations:                    $   757     $ 2,818     $ 1,818
                                            ========    ========    ========

10.  EARNINGS PER SHARE

Primary earnings per share are computed by dividing the net earnings for each period by the weighted average number of common and common equivalent shares outstanding.

For 1996 and 1995 fully diluted earnings per share is computed based on the assumption that all of the convertible debentures are converted into common shares. Under this assumption, the weighted average number of shares is increased accordingly and net earnings is increased by the amount of interest expense and amortization of deferred debenture costs relating to the convertible debentures, less income tax benefits.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations was $450,000 in 1997, $504,000 in 1996 and $469,000 in 1995. These operating leases include options for renewal. Annual minimum future rentals for lease commitments related to continuing operations range from approximately $480,000 in 1998 to $300,000 in 2002, an aggregate of $1,842,000 through 2002.

The Company has employment agreements with certain executives, which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

In 1990, Disc Manufacturing, Inc. (DMI), a discontinued operation, and the Company filed lawsuits in the federal and state courts in Alabama against the Disctronics Group, the former owners of DMI, relating to DMI's misappropriated corporate opportunity to acquire Memory Tech, a competing compact disc manufacturer located in Plano, Texas, and certain trademark infringement claims. In response to the two Alabama suits, the Disctronics Group filed counterclaims alleging breach of contract, economic duress, fraud, unfair competition and seizure of corporate opportunity, among others. In 1990, the Alabama state court issued a preliminary injunction in favor of the Company and DMI, precluding the Disctronics Group from transferring any interest in Memory Tech and other restrictions. In connection with this injunction, the Company and DMI were required to post a $6,000,000 certificate of deposit as injunction security. The state court subsequently approved DMI's substitution of a $6,000,000 surety bond backed by a $2,000,000 letter of credit to replace the certificate of deposit.

In May 1992, the Alabama Supreme Court reversed the judge's 1990 order granting preliminary injunction. In April 1993, the Company amended its complaint to add claims for unjust enrichment, fraud and tortious interference, which the defendants moved to dismiss.

In a May 1995 order, the court dismissed many of the defendants' and the Company's claims and the parties appealed. In September 1996, the Alabama Supreme Court issued its opinion, reinstating all of DMI's claims which had been dismissed except the corporate opportunity to acquire Memory-Tech, Inc. and unjust enrichment claims. The Supreme Court also upheld the dismissal of all of the claims of the Disctronics Group except a claim related to the use of the name "Disctronics". Petitions for rehearing were denied and the decision is now final. The Disctronics Group has filed an amended counterclaim, certain claims of which DMI has moved to dismiss. Court-appointed mediation has not been successful.

Several companies holding patents related to optical disc technology have contacted the Company to request that DMI enter into licensing arrangements with them, and two companies have filed suits against DMI for patent infringement in Delaware federal court. In one of the cases, a federal jury ruled that the plaintiff's patents were invalid and the plaintiffs have appealed. In the other case, DMI filed a lawsuit against the plaintiff for antitrust violations and DMI's lawsuit has been consolidated with the plaintiff's patent case for all purposes. Trial is scheduled to begin in October 1997. Royalties requested by the patent holders could result in a significant cost to the Company.

In September 1990, DMI was sued by a customer that claimed DMI failed to produce certain video discs on schedule, thereby injuring its business.
After a trial, on August 25, 1992, the jury awarded the plaintiff $975,000 in damages. In October 1992, the court granted DMI's motion for a new trial which was subsequently affirmed by the appellate court. Trial is scheduled to begin in February 1998.

Stenograph Corporation, a discontinued operation, and a number of manufacturers of keyboards and related equipment have been sued by individuals for repetitive stress injuries. The 30 cases against Stenograph, and in some cases the Company, request damages ranging from $500,000 to $1,000,000, and in most cases, punitive damages, with some plaintiffs claiming an amount of $10,000,000. Of the 30 cases, six were dismissed in April 1997 after a jury verdict in favor of Stenograph and an appeal is pending. In addition, six cases have been dismissed with prejudice and ten cases have been dismissed without prejudice to refile the complaints. All cases have been referred to the Company's insurance carriers and the Company believes that any liability (excluding punitive damages and deductibles in certain years) will be covered under its insurance policies. The Company does not believe there are grounds for the imposition of punitive damages and intends to vigorously defend all claims.

The Company is involved in these and other legal actions common to its businesses. The Company has recorded loss contingencies where appropriate within the guidelines established by Statement of Financial Accounting Standards No. 5 Accounting for Contingencies. The Company believes it has defenses for all such claims and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, liabilities, if any, arising from these legal actions should not have a material effect on the Company's results of operations or financial condition.

12.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Cash paid for interest was $3,825,000 (1997), $6,105,000 (1996) and
$4,015,000 (1995). The Company received a refund from income taxes of $3,954,000 in 1997. Cash paid for income taxes was $1,495,000 (1996) and
$4,116,000 (1995).

13.  INDUSTRY SEGMENT INFORMATION

The Company's operations consist of one industry segment: the manufacture and sale of highway safety products. Substantially all the sales of highway safety devices are to contractors, or to federal, state and local governmental units, either direct or through distributors.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for years 1997 and 1996 follows:


                                                                             Three months Ended 1997,
Dollar amounts in thousands, except per share data                     9/30           12/31          3/31           6/30
                                                                    ----------     ----------     ----------     ----------
Net sales                                                           $  11,096      $   9,195      $  10,268      $  14,478
Gross profit                                                            5,594          4,311          4,797          7,547
Earnings (loss) from continuing operations                                691           (301)           189          2,328
Earnings (loss) from discontinued operations                              105          1,340         (8,183)
                                                                    ---------      ---------      ---------      ---------
Net earnings (loss)                                                 $     796      $   1,039      $  (7,994)     $   2,328
                                                                    ---------      ---------      ---------      ---------
Primary earnings (loss) per share:
  Continuing operations                                             $     .09      $    (.04)     $     .02      $     .29
                                                                    ---------      ---------      ---------      ---------
  Net earnings (loss)                                               $     .10      $     .13      $   (1.00)     $     .29
                                                                    ---------      ---------      ---------      ---------
Fully diluted earnings (loss) per share:
  Continuing operations                                             $     .08      $    (.04)     $     .02      $     .29
                                                                    ---------      ---------      ---------      ---------
  Net earnings (loss)                                               $     .10      $     .13      $   (1.00)     $     .29
                                                                    ---------      ---------      ---------      ---------


                                                                             Three months Ended 1996,
Dollar amounts in thousands, except per share data                     9/30           12/31          3/31           6/30
                                                                    ----------     ----------     ----------     ---------

1996
Net sales                                                           $  12,214      $  10,074      $  10,953      $  13,509
Gross profit                                                            6,376          4,740          5,777          7,398
Earnings from continuing operations                                     1,080            228            538          2,544
Earnings (loss) from discontinued operations                          (11,642)            89         (2,339)          (390)
                                                                    ---------      ---------      ---------      ---------
Net earnings (loss)                                                 $ (10,562)     $     317      $  (1,801)     $   2,154
                                                                    ----------     ---------      ---------      ---------
Primary earnings (loss) per share:
  Continuing operations                                             $     .13      $     .03      $     .07      $     .32
                                                                    ---------      ---------      ---------      ---------
  Net earnings (loss)                                               $   (1.32)     $     .04      $    (.23)     $     .27
                                                                    ---------      ---------      ---------      ---------
Fully diluted earnings (loss) per share:
  Continuing operations                                             $     .13      $     .03      $     .07      $     .29
                                                                    ---------      ---------      ---------      ---------
  Net earnings (loss)                                               $   (1.32)     $     .04      $    (.23)     $     .26
                                                                    ---------      ---------      ---------      ---------


Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial
---------------------------------------------------------------------------
Disclosures
-----------

None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Some of the information required in response to this item regarding Directors of the Registrant is set forth under "Election of Directors" on pages 2 and 3 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 to be filed with the Commission on or about September 29, 1997 and is incorporated herein by reference.

The executive officers of the Company, their ages and offices held by each during fiscal 1997 are as follows:

Philip E. Rollhaus, Jr.    62     Chairman, Chief Executive Officer &
                                  Director - Quixote Corporation
                                  Chairman, Energy Absorption Systems, Inc.
Leslie J. Jezuit           51     President, Chief Operating Officer &
                                  Director - Quixote Corporation,
                                  Vice Chairman - Energy Absorption
                                  Systems, Inc.
Daniel P. Gorey            46     Vice President, Chief Financial Officer &
                                  Treasurer - Quixote Corporation
Joan R. Riley              44     General Counsel & Secretary - Quixote
                                  Corporation
George D. Ebersole         61     President, Energy Absorption Systems, Inc.

Mr. Rollhaus has been the Chairman and Chief Executive Officer and a Director of the Company since its formation in July 1969.

Mr. Jezuit joined the Company as President and Chief Operating Officer of Quixote Corporation in 1996. Prior to that time, Mr. Jezuit served as President and Chief Operating Officer of RobertShaw Controls Company.

Mr. Gorey joined the Company as Manager of Corporate Accounting in July 1985. He was made Controller of the Company in 1987, elected Vice President in 1994, and was elected Chief Financial Officer and Treasurer in November 1996.

Ms. Riley joined the Company as Assistant General Counsel and Assistant Secretary in 1991 and was elected General Counsel and Secretary in 1997.

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


Item 11.  Executive Compensation
--------------------------------

The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 to be filed with the Commission on or about September 29, 1997 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required in response to this item is set forth under the caption "Stock Ownership by Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 to be filed with the Commission on or about September 29, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 to be filed with the Commission on or about September 29, 1997 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------


Item                                                         Page Number in
Number                                                         This Report
------                                                       --------------

(a).1.      Financial Statements
            --------------------

            Report of Independent Accountants                      16

            Consolidated Statements of Operations for the
             years ended June 30, 1997, 1996 and 1995              17

            Consolidated  Balance Sheets as of June 30,
             1997 and 1996                                         18

            Consolidated Statements of Shareholders'
             Equity for the years ended June 30, 1997,
             1996 and 1995                                         19

            Consolidated Statements of Cash Flows for the
             years ended June 30, 1997, 1996 and 1995              20

            Notes to Consolidated Financial Statements          21-30



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

(b).        Reports on Form 8-K
            -------------------

On April 10, 1997, the Company filed a report on Form 8-K dated March 27, 1997, reporting under "Item 2 Acquisition or Disposition of Assets", that the Company had completed the sale of substantially all of the assets of Disc Manufacturing, Inc. to Cinram Inc. and Cinram Ltd. The Company received $80.3 million in cash from the sale which was used to repay all of its $37.2 million of bank debt, to redeem all of its 8% Convertible Subordinated Debentures and the related accrued interest and to pay transaction costs. The Company reported that the balance would be used to invest in the highway safety and equipment business or in other opportunities deemed beneficial to stockholders, including repurchase of a portion of the Company's outstanding common stock. Included in the Form 8-K filing was the pro forma financial information required pursuant to Article 11 of regulation S-X in connection with the sale.

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

      (b) Restated By-Laws of the Company as amended through January 23, 1996, filed as Exhibit 3(b) to the Company's Form 10-Q Report for the quarter ended March 31, 1996, File No. 0-7903, and incorporated herein by reference.

   4. (a)   Rights Agreement dated as of July 15, 1988, between the
            Company and First National Bank of Boston, as Rights Agent, filed as
            Exhibit 1 to the Company's Form 8-A Registration Statement dated July 25, 1988, File No. 0-7903, and incorporated herein by reference.

   10.(a) Loan Agreement ("Loan Agreement") dated as of June 26, 1992 among the Company, Energy Absorption Systems, Inc. ("Energy"), Disc Manufacturing, Inc. ("DMI"), Stenograph Corporation ("Stenograph"), The Northern Trust Company ("Northern"), NBD Bank, N.A. ("NBD") and LaSalle National Bank ("LaSalle") and First Amendment thereto dated as of June 30, 1992, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1992, file
            No. 0-7903, and incorporated herein by reference; Second Amendment to Loan Agreement dated as of May 28, 1993 and Third Amendment to Loan Agreement dated as of June 26, 1993, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Loan Agreement dated as of May 31, 1994, filed as
            Exhibit 10(a), to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Fifth Amendment to Loan Agreement dated as of December 1, 1994, filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1994, File No. 0-7903, and incorporated herein by reference; Sixth Amendment to Loan Agreement dated as of April 3, 1995, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1995, File No. 0-7903, and incorporated herein by reference; Seventh Amendment to Loan Agreement dated as of November 10, 1995, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference;
            Eighth Amendment to Loan Agreement effective as of March 31, 1996, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1996, File No.0-7903, and incorporated herein by reference; Ninth Amendment to Loan Agreement dated
            March 24, 1997, filed as Exhibit 2.2 to the Company's Form 8-K Report dated March 27, 1997, File No. 0-7903, and incorporated herein by reference; Revolving Credit Notes dated as of March 31, 1996 from the Company and its subsidiaries to the Northern, NBD and LaSalle, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1996, File No. 0-7903, and incorporated herein by reference.

      (b)*  Restated 1972 Director Stock Option Plan, as amended through
            June 3, 1988, filed as Exhibit 4.3 to the Company's S-8 Registration Statement No. 33-22289, and incorporated herein by reference; Amendment dated February 12, 1989 to the Restated Director Stock Option Plan, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1989, File No. 0-7903, and incorporated herein by reference.

      (c)* 1991 Director Stock Option Plan, as amended through August 28, 1997, filed herewith.

      (d)* 1993 Long-Term Stock Ownership Incentive Plan, as amended through August 28, 1997, filed herewith; Retirement Award Agreements for Philip E. Rollhaus, Jr., James H. DeVries, Myron
            R. Shain and George D. Ebersole, dated June 30, 1993 and as amended on August 23, 1996, filed as Exhibit 12(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 1996, File No. 0-7903 and incorporated herein by reference; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed herewith.

      (e)   Lease Agreement between the Company and United Insurance
            Company of America ("Company Lease") dated July 2, 1993, filed as
            Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company Lease dated January 30, 1995 and Third Amendment to Company Lease dated December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Company Lease dated as of September 18, 1996 filed as
            Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1996 and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company's
            Form 10-Q Report for the quarter ended December 31, 1993,
            File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and
            Stenograph Corporation dated as of June 23, 1994, filed as
            Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Promissory Note dated December 31, 1996 from Quixote Steno Corporation and Quixote Corporation to Coventry Fund III, Ltd., filed herewith.

      (f)* Employment agreement ("Employment Agreement") dated as of June 24, 1991 between the Company and Philip E. Rollhaus, Jr., filed as
            Exhibit 10(k) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Amended Executive Employment Agreement dated November 14, 1996 to Employment Agreement and Second Amendment to Employment Agreement dated January 12, 1997, filed as Exhibit 10(a) to the Company's form 10-Q Report for the quarter ended December 31, 1996, File No. 0-7903, and incorporated herein by reference; Key Employee Severance Agreement between the Company and George D. Ebersole and Trust Agreement dated March 3, 1989 between the Company and The Northern Trust Company, as trustee, filed as Exhibits 28.4 and 28.5, respectively, to the Company's Form 8-K Report dated April 14, 1989, and incorporated herein by reference; Amendment to Key Employee Severance Agreement dated January 12, 1997 between the Company and George D. Ebersole, filed as Exhibit 10 (a) to the Company's
            Form 10-Q Report for the quarter ended December 31, 1996,
            File No. 0-7903, and incorporated herein by reference; Amendment to Trust Agreement dated November 9, 1989, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Amendment to Trust Agreement dated as of June 13, 1991, filed as
            Exhibit 10(k) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Key Employee Severance Agreement dated as of April 30, 1996 between the Company and Leslie J. Jezuit, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1996, File No. 0-7903, and incorporated herein by reference; Amendment to Key Severance Agreement dated January 12, 1997 between the Company and Leslie J. Jezuit, filed as Exhibit 10 (a) to the Company's
            Form 10-Q Report for the quarter ended December 31, 1996,

            File No. 0-7903, and incorporated herein by reference; Key Employee Severance Agreement dated February 17, 1989 and Amendment to Key Employee Severance Agreement dated January 10, 1997 between the Company and Daniel P. Gorey, filed as Exhibit 10 (a) to the Company's Form 10-Q Report for the quarter ended December 31,
            1996, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated January 13, 1997 between the Company and Myron R. Shain, filed as Exhibit 10 (a) to the Company's Form 10-Q Report for the quarter ended March 31, 1997; File No. 0-7903, and incorporated herein by reference; Letter Agreement dated August 12, 1997 between the Company and James H. DeVries, filed herewith.

      (g) Summary Plan Description for the Incentive Savings Plan of the Company Amended and Restated to Reflect Provisions Effective July 1, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference.

      (h) Agreements between the Company, Philip E. Rollhaus, Jr. and Yukio Endo dated May 5, 1986, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1986,
            File No. 0-7903, and incorporated herein by reference.

      (i) Agreement for Purchase and Sale dated February 13, 1996 between Stenograph Acquisition Corp., IIS Acquisition Corp., Pettibone Corp., and Quixote Corporation, Stenograph Corporation,
            Legal Technologies, Inc., Legal Technologies Limited and Integrated Information Services filed as Exhibit 2.1 to the Company's 8-K Report dated March 4, 1996, File No. 0-7903, and incorporated herein by reference.

      (j) Agreement for Purchase and Sale dated January 25, 1996 between Stenograph Corporation and LSI Acquisition, Inc. filed as
            Exhibit 2.2 to the Company's 8-K Report dated March 4, 1996, File No. 0-7903, and incorporated herein by reference.

      (k) Agreement for Purchase and Sale of Assets dated July 3, 1996 between Integrated Information Services, Inc., Pettibone Corporation, Quixote Corporation and Discovery Products, Inc., filed as
            Exhibit 10(k) to the Company's Form 10-K for the year ended
            June 30, 1996, File No. 0-0793, and incorporated herein by reference.

      (l) Asset Purchase Agreement dated as of December 8, 1996 among the Company, Disc Manufacturing, Inc., Cinram Ltd. and Cinram Inc., filed as Exhibit 10 (c) to the Company's Form 10-Q for the quarter ended December 31, 1996, File No. 0-7903, and incorporated herein by reference.

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


Dated:    September 26, 1997                    By: /s/ Philip E. Rollhaus, Jr.
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


SIGNATURE                         TITLE                             DATE
---------                         -----                             ----

/s/ Philip E. Rollhaus, Jr.
---------------------------   Chairman and Director           September 26, 1997
Philip E. Rollhaus, Jr.       (Chief Executive Officer)

/s/ Leslie J. Jezuit
---------------------------   President and Chief Operating   September 26, 1997
Leslie J. Jezuit              Officer

/s/ Daniel P. Gorey
---------------------------   Vice President, Chief Financial September 26, 1997
Daniel P. Gorey               Officer and Treasurer (Chief
                              Accounting and Financial Officer)
/s/ James H. DeVries
---------------------------   Director                        September 26, 1997
James H. DeVries

/s/ William G. Fowler
---------------------------   Director                        September 26, 1997
William G. Fowler

/s/ Lawrence C. McQuade
---------------------------   Director                        September 26, 1997
Lawrence C. McQuade

/s/ Robert D. van Roijen, Jr.
---------------------------   Director                        September 26, 1997
Robert D. van Roijen, Jr.

                            QUIXOTE CORPORATION & SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the years ended June 30, 1997, 1996 and 1995


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
Deducted from
 Receivables:

Allowance for
 Doubtful Accounts:

Year ended
 June 30, 1997       $  165,000        $    2,000        $    2,000      $ 165,000
                     ==========        ==========        ==========      ==========
Year ended
 June 30, 1996       $  160,000        $   21,000        $   16,000      $ 165,000
                     ==========        ==========        ==========      ==========
Year ended
 June 30, 1995       $  160,000        $    2,000        $    2,000      $ 160,000
                     ==========        ==========        ==========      ==========


NOTES:

(a) Column D represents accounts written off as uncollectable, net of collections on accounts previously written off.

                                   EXHIBIT INDEX

EXHIBIT NUMBER           EXHIBITS
----------------------   -----------------------------------------------
 10(c)                   1991 DIRECTOR STOCK OPTION PLAN
                         AMENDED AUGUST 28, 1997

 10(d)                   1993 LONG-TERM STOCK OWNERSHIP INCENTIVE PLAN
                         AMENDED AUGUST 28, 1997

 10(d)                   RETIREMENT AWARD AGREEMENT DATED AS OF JUNE 30,
                         1997 BETWEEN QUIOXTE CORPORATION AND DANIEL P. GOREY

 10(e)                   PROMISSORY NOTE DATED DECEMBER 31, 1996 TO COVENTRY
                         FUND III, LTD.

 10(f) LETTER AGREEMENT DATED AUGUST 12, 1997 BETWEEN QUIXOTE CORPORATION AND JAMES H. DEVRIES

 11                      STATEMENT REGARDING COMPUTATION OF EARNINGS
                         PER SHARE.

 21                      SUBSIDIARIES OF THE COMPANY.

 23 CONSENT OF COOPERS & LYBRAND L.L.P. AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

 27                      FINANCIAL DATA SCHEDULE