Form 10-Q
period 1997-09-30
QUIXOTE CORP
filed 1997-11-13
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,021,413 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 30, 1997.









                                    PART I
                            FINANCIAL INFORMATION

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                       Three Months Ended September 30,
                                       --------------------------------
                                           1997              1996
                                           ----              ----
Net sales.............................$ 12,334,000      $ 11,096,000
Cost of sales.........................   6,538,000         5,502,000
                                       -----------       -----------
Gross profit..........................   5,796,000         5,594,000

Operating expenses:
  Selling & administrative............   3,419,000         3,891,000
  Research & development..............     343,000           444,000
                                       -----------       -----------
                                         3,762,000         4,335,000

Operating profit......................   2,034,000         1,259,000

Other income (expense):
  Interest income.....................     235,000             1,000
  Interest expense....................      (1,000)         (157,000)
  Other...............................       1,000          (116,000)
                                       -----------       -----------
                                           235,000          (272,000)
                                       -----------       -----------

Earnings from continuing operations
  before income taxes.................   2,269,000           987,000
Provisions for income taxes...........     681,000           296,000
                                       -----------       -----------
Earnings from continuing operations...   1,588,000           691,000
                                       -----------       -----------


Earnings from discontinued operations                        105,000
                                       -----------       -----------
Net earnings.......................... $ 1,588,000       $   796,000
                                       ===========       ===========

Per share data:
  Earnings from continuing operations  $       .20       $       .09
  Earnings from discontinued operations                          .01
                                       -----------       -----------
  Net earnings........................ $       .20       $       .10
                                       ===========       ===========
Weighted average common and common
equivalent shares outstanding.........   8,051,993         7,988,792
                                       ===========       ===========

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                                September 30,      June 30,
                                          -------------------------------------
ASSETS                                            1997               1997
-------------------------------------------------------------------------------
                                               (Unaudited)

Current assets:
  Cash and cash equivalents...................$ 16,543,000     $ 18,463,000
  Accounts receivable, net of allowances
   for doubtful accounts of $168,000 at
   September 30 and $165,000 at June 30.......   8,625,000        8,494,000

  Refundable income taxes.....................                    1,329,000

  Inventories:
    Raw materials.............................   2,023,000        2,414,000
    Work in process...........................     998,000          978,000
    Finished goods............................   1,091,000          832,000
                                               -----------       -----------
                                                 4,112,000        4,224,000
                                               -----------       -----------

  Deferred income tax assets..................     887,000          887,000

  Other current assets........................     408,000          241,000
                                               -----------       -----------
Total current assets..........................  30,575,000       33,638,000
                                               -----------       -----------


Property, plant and equipment, at cost........  21,521,000       21,355,000
Less accumulated depreciation.................  (8,859,000)      (8,452,000)
                                               -----------       -----------
                                                12,662,000       12,903,000
                                               -----------       -----------

Other assets..................................   2,880,000        2,765,000
Assets of discontinued operations.............   5,693,000        5,914,000
                                               -----------       -----------
                                              $ 51,810,000     $ 55,220,000
                                               ===========       ===========


See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                               September 30,       June 30,
                                             ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1997                1997
-------------------------------------------------------------------------------
                                              (Unaudited)

Current liabilities:
  Accounts payable........................... $ 1,297,000        $  1,743,000
  Dividends payable..........................                       1,039,000
  Accrued expenses...........................   3,287,000           4,168,000
  Income tax payable.........................      51,000
  Liabilities of discontinued operations.....   2,789,000           6,049,000
                                               -----------        ------------
Total current liabilities....................   7,424,000          12,999,000
                                               -----------        ------------

Deferred income tax liabilities..............     566,000             566,000


Shareholders' equity:
  Common stock...............................     147,000             146,000
  Capital in excess of par value of stock....  30,998,000          30,269,000
  Retained earnings..........................  18,956,000          17,368,000
  Treasury stock, at cost....................  (6,281,000)         (6,128,000)
                                              -----------         -----------
Total shareholders' equity...................  43,820,000          41,655,000
                                              -----------         -----------

                                             $ 51,810,000        $ 55,220,000
                                              ===========         ===========


See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                         1997            1996
                                                         ----            ----
Cash from operating activies:
Net earnings........................................$ 1,588,000      $   796,000
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation......................................    407,000        3,415,000
  Amortization......................................    111,000          108,000
  Provisions for losses on accounts receivable......      3,000          212,000
 Changes in operating assets and liabilities:
    Accounts receivable.............................   (134,000)      (2,176,000)
    Refundable income taxes.........................  1,329,000
    Inventories and other current assets............    (55,000)        (186,000)
    Accounts payable and accrued expenses........... (1,327,000)       2,491,000
    Income taxes payable............................     51,000          297,000
    Discontinued operations-noncash charges and
     working capital changes........................ (2,377,000)         (43,000)
                                                     ----------       ----------
Net cash provided by (used in) operating activities.   (404,000)       4,914,000
                                                     ----------       ----------
Investing activities:
  Purchase of property, plant and equipment.........   (166,000)        (825,000)
  Other.............................................   (226,000)          (9,000)
                                                     ----------       ----------
Net cash used in investing activities...............   (392,000)        (834,000)
                                                     ----------       ----------

Financing activities:
  Payments under revolving credit agreement.........                  (3,500,000)
  Payment of semi-annual cash dividend.............. (1,039,000)        (946,000)
  Proceeds from exercise of stock options...........     68,000           61,000
  Repurchase of common stock for the treasury.......   (153,000)
                                                      ----------       ----------
Net cash used in financing activities............... (1,124,000)      (4,385,000)
                                                      ----------       ----------
Decrease in cash and cash equivalents............... (1,920,000)        (305,000)

Cash and cash equivalents at beginning of period.... 18,463,000        2,250,000
                                                     ----------       ----------
Cash and cash equivalents at end of period..........$16,543,000      $ 1,945,000
                                                     ==========       ==========

Note:  During the three months ended September 30, 1997, the Company had net cash refunds of $700,000 for income taxes and paid $1,000 for interest.  During the same period last year the Company made cash payments of $44,000 for income taxes and paid
$661,000 for interest.


See Notes to Consolidated Condensed Financial Statements.


                      QUIXOTE CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1998.

2. In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc.
(DMI) to Cinram Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation.
The results of operations of DMI are presented as discontinued operations in the accompanying consolidated condensed statements of operations for the quarter ended September 30, 1996. For the quarter ended September 30, 1996 DMI had earnings of $105,000, which was net of income taxes of $45,000.

3. On October 10, 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service,Inc. This transaction was accounted for as a purchase and was effective as of October 1, 1997. The purchase price was $10,220,000, of which $4,685,000 was paid in cash at closing and other payments, the present value of which is $5,535,000, will be paid over the next 10 years using a discount rate of 8.5%. Goodwill of approximately $10,000,000 was generated and will be amortized over a 20 year life.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
---------------------------------------------------

The Company's sales for the first quarter of fiscal 1998 increased 11% to $12,334,000 from $11,096,000 for the first quarter of fiscal 1997. Sales of Energy Absorption's permanent crash cushion line of products increased due to strong unit sales of the newer QuadGuard -Registered Trademark- family of crash cushions which the Company began selling in the second half of last year. The QuadGuard replaces the Company's GREAT and GREAT CZ crash cushion products. Sales dollars of the QuadGuard increased at a lesser rate due to the lower selling price of this product compared to the GREAT. The Company also experienced sales increases in its truck-mounted attenuator (TMA)- Trademark- and Triton Barrier -Registered Trademark- product lines. Sales of the Energite -Registered Trademark- product line and parts sales declined.

The gross profit margin in the first quarter of the current year decreased to 47.0% from 50.4% in the first quarter last year. This was due to a change in product mix from the GREAT crash cushion to the lower margin new QuadGuard crash cushion product line.

Selling and administrative expenses in the first quarter of the current year decreased 12% to $3,419,000 from $3,891,000 in the first quarter last year due mainly to a decrease in corporate level administrative expenses. Corporate level expenses decreased $526,000 in the current quarter from the same quarter last year as a result of a decrease in personnel, consulting and insurance expense. Selling and administrative expenses at Energy Absorption and its subsidiaries increased slightly due to an increase in commissions at Safe-Hit Corpoation, its delineator subsidiary and marketing expenses at Spin-Cast Plastics,Inc. its rotational molding subsidiary.

Research and development expenses in the first quarter of the current year decreased 23% to $343,000 compared to $444,000 in the first quarter last year. This was due to a reduction in the number of tests performed in the current quarter related to the upgrade of the Company's product line to a higher set of safety guidelines known as NCHRP 350. These guidelines increase safety standards to accommodate heavier and higher center of gravity vehicles such as sport utility vehicles. During the current quarter, the Company continued with its testing of a wide version of its existing QuadGuard crash cushion as well as a snowplowable road marker and other new product development.

Interest income in the first quarter of the current year was $235,000 compared to $1,000 in the same quarter last year. Interest income in the current quarter relates to interest earned on the Company's invested cash of $16,543,000 as of September 30, 1997. Interest expense in the current quarter was $1,000 compared to $157,000 in the same quarter last year. The reduction in interest expense is due to the Company's payoff of its long term debt in the third fiscal quarter last year upon receipt of the proceeds from the sale of DMI, the Company's compact disc manufacturer. Other income was $1,000 in the current quarter compared to other expenses of $116,000 in the same quarter last year.

The Company's effective tax rate for the current quarter remained at 30% due to the anticipated realization of certain tax benefits during the current year along with the settlement of certain tax contingencies.

On October 10, 1997 the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. The purchase price was $10,220,000 of which $4,685,000 was paid in cash at closing and the other payments, the present value of which is $5,535,000 will be paid over the next 10 years using a discount rate of 8.5%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $16,543,000 and access to additional funds of $40,000,000 under its bank arrangements as of September 30, 1997. Continuing operating activities were a source of cash for the Company during the current quarter providing $1,973,000. Discontinued operations however, used cash of $2,377,000 primarily for legal fees relating to ongoing litigation and for other expenses including lease commitments, resulting in a net cash use from operating activities of $404,000.

Cash of $392,000 was used for investing activities during the current quarter which includes $166,000 used for the purchase of equipment.

Financing activities used cash of $1,124,000 during the current quarter principally to pay the Company's semi-annual cash dividend of $1,039,000.
Cash of $153,000 was used to purchase 18,485 shares of the Company's own stock for the treasury. Additional shares may be purchased from time to time. Cash of $68,000 was also received from the exercise of stock options.

For the remainder of fiscal 1998, the Company anticipates needing less than $2,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring additional businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. In addition, the Company may also need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

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


ITEM 1.  Legal Proceedings
--------------------------

1. REPETITIVE STRESS INJURY LITIGATION. Another one of the cases involving allegations of repetitive stress injuries against Stenograph Corporation, a former subsidiary, has been dismissed with prejudice. Of the thirty-two cases filed to date against Stenograph, a total of seven cases have been dismissed with prejudice, ten cases have been dismissed without prejudice to refile the complaints and six cases were dismissed in April 1997 after a jury verdict in favor of Stenograph. See the Company's Form 10-K Report for the fiscal year ended June 30, 1997, Item 3, for additional information.

2. DISCOVISION ASSOCIATES V. DISC MANUFACTURING, INC., Case No. 95-21, Consolidated with Case No. 95-345 U.S. District Court for the District of Delaware. A trial on the issue of patent infringement was held in October
1997 and a decision is pending.   See the Company's Form 10-K Report for the
fiscal year ended June 30, 1997, Item 3, for additional information.

3. ENERGY ABSORPTION SYSTEMS, INC. V. ROADWAY SAFETY SERVICE, INC., No. 93C 2147, U.S. District Court for the Northern District of Illinois. This case was settled in October 1997 on terms mutually satisfactory to the parties. See the Company's Form 10-K Report for the fiscal year ended June 30, 1997,
Item 3, for additional information.

4. DISC MANUFACTURING, INC. V. CD TITLES, INC.; DISC MANUFACTURING, INC. V. PALOMAR MEDICAL TECHNOLOGIES, INC., CONSOLIDATED Action No. 97-05328-B, Superior Court of the Commonwealth of Massachusetts. This is an action brought by Disc Manufacturing, Inc. to recover approximately $680,000 for goods and services sold to CD Titles, of which $400,000 was guaranteed by Palomar Medical Technologies. CD Titles has answered the complaint, asserting a counterclaim for conversion of certain inventory valued by CD Titles at $1.3 million. Discovery is proceeding.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


ITEM 5.  Other Information
--------------------------

None.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) On October 10, 1997, the Company filed a report on Form 8-K dated October 10, 1997, reporting under "Item 2 Acquisition or Disposition of Assets", that the Company and its wholly-owned subsidiary, TranSafe Corporation, had acquired as of October 1, 1997 certain assets and assumed certain contracts from Roadway Safety Service, Inc., Momentum Mangement, Inc., and Fitch Barrel Corporation. As part of the acquisition, TranSafe acquired certain Roadway distributorships and entered into a consulting agreement with the principal shareholder of the Roadway business. The purchase price for this business was $10,220,000, of which $4,685,000 was paid in cash at closing and $5,535,000 will be paid over the next ten years with interest at 8.5%.

(b) Exhibits

    10(a) Amended and Restated Loan Agreement dated as of June 30, 1997 among Quixote Corporation and certain subsidiaries ("Quixote'), The Northern Trust Company ("Northern"), LaSalle National Bank ("LaSalle"), and American National Bank and Trust Company ("American"); Amended and Restated Revolving Credit Notes dated June 30, 1997 from the Company and certain of its subsidiaries to the Northern, LaSalle and American. Filed herein

    (b) Amended and Restated Lease Agreement dated as of September 1, 1987 by and between the Industrial Development Board of the City of Huntsville, Alabama, (the "Board") and LaserVideo, Inc. (know known as Quixote Laser Corporation ("DMI")), filed as Exhibit 10(g) to the Company's Form 10-K Report for the fiscal year ended June 30, 1990, File No. 0-7903, and incorporated herein by reference; Series 1991 Amendment to Lease Agreement dated as of April 1, 1991 by and between DMI and the Board, filed as Exhibit 10(i) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Series 1993 Amendment to Lease Agreement dated as of March 1, 1993 by and between DMI and the Board, filed as
Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference.
                                SIGNATURE
                                ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE: November 13, 1997                      /s/ Daniel P. Gorey
      -----------------                     ------------------------------
                                             DANIEL P. GOREY
                                             Chief Financial Officer,
                                             Vice President and Treasurer
                                             (Chief Financial & Accounting
                                             Officer)