Form 10-Q
period 1997-12-31
QUIXOTE CORP
filed 1998-02-13
CIK 32870

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the period ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,007,913 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 1997.

                                    PART I
                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                        Six Months Ended December 31,
                                       --------------------------------
                                           1997             1996
                                           ----             ----
Net sales.............................$ 24,452,000      $ 20,291,000
Cost of sales.........................  13,699,000        10,386,000
                                      ------------      ------------
Gross profit..........................  10,753,000         9,905,000

Operating expenses:
  Selling & administrative............   7,135,000         7,730,000
  Research & development..............     730,000         1,049,000
                                      ------------      ------------
                                         7,865,000         8,779,000

Operating profit......................   2,888,000         1,126,000
                                      ------------      ------------
Other income (expense):
  Interest income.....................     400,000             1,000
  Interest expense....................    (103,000)         (318,000)
  Other...............................       1,000          (252,000)
                                      ------------      ------------
                                           298,000          (569,000)
                                      ------------      ------------

Earnings from continuing operations
  before income taxes.................   3,186,000           557,000
Provisions for income taxes...........     956,000           167,000
                                      ------------      ------------
Earnings from continuing operations...   2,230,000           390,000
                                      ------------      ------------

(Loss) earnings from discontinued
  operations (net of tax).............  (1,980,000)        1,445,000
                                      ------------      ------------
Net earnings..........................$    250,000      $  1,835,000
                                      ============      ============
Per share data - basic:
  Earnings from continuing operations.$        .28      $        .05
  (Loss) earnings from discontinued
    operations........................        (.25)              .18
                                      ------------      ------------
  Net earnings........................$        .03      $        .23
                                      ============      ============

Per share data - diluted:
  Earnings from continuing operations.$        .28      $        .05
  (Loss) earnings from discontinued
    operations........................        (.25)              .18
                                      ------------      ------------
   Net earnings.......................$        .03      $        .23
                                      ============      ============


Shares used to compute net earnings:

  Basic.............................     8,004,994         7,970,957
                                         =========         =========

  Diluted...........................     8,065,569         8,956,857
                                         =========         =========

See Notes to Consolidated Condensed Financial Statements.

                             FINANCIAL INFORMATION

                     QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations

                                 (Unaudited)

                                       Three Months Ended December 31,
                                       --------------------------------
                                           1997             1996
                                           ----             ----
Net sales.............................$ 12,118,000      $  9,195,000
Cost of sales.........................   7,161,000         4,884,000
                                      ------------      ------------
Gross profit..........................   4,957,000         4,311,000

Operating expenses:
  Selling & administrative............   3,716,000         3,839,000
  Research & development..............     387,000           605,000
                                      ------------      ------------
                                         4,103,000         4,444,000

Operating profit (loss)...............     854,000          (133,000)
                                      ------------      ------------
Other income (expense):
  Interest income.....................     165,000
  Interest expense....................    (102,000)         (161,000)
  Other...............................                      (136,000)
                                      ------------      ------------
                                            63,000          (297,000)
                                      ------------      ------------

Earnings (loss) from continuing operations
  before income taxes.................     917,000          (430,000)
Provision (benefit) for income taxes..     275,000          (129,000)
                                      ------------      ------------
Earnings (loss) from continuing
  operations.........................      642,000          (301,000)
                                      ------------      ------------
(Loss) earnings from discontinued
  operations(net of tax)..............  (1,980,000)        1,340,000
                                      ------------      ------------
Net (loss) earnings...................$ (1,338,000)     $  1,039,000
                                      ============      ============
Per share data-basic:
  Earnings (loss) from continuing
    operations........................$        .08      $       (.04)
  (Loss) earnings from discontinued
    operations........................        (.25)              .17
                                      ------------      ------------
  Net (loss) earnings.................$       (.17)     $        .13
                                      ============      ============

Per share data-diluted:
  Earnings (loss) from continuing
    operations........................$        .08      $       (.04)
  (Loss) earnings from discontinued
    operations........................        (.25)              .17
                                      ------------      ------------
  Net (loss) earnings.................$       (.17)     $        .13
                                      ============      ============

Shares used to compute net earnings (loss):

   Basic..............................   8,013,746         7,974,612
                                       ===========       ===========
   Diluted ...........................   8,074,321         8,960,512
                                       ===========       ===========

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                                December 31,      June 30,
                                          -------------------------------------
ASSETS                                            1997               1997
-------------------------------------------------------------------------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents...................$ 10,039,000     $ 18,463,000
  Accounts receivable, net of allowances
   for doubtful accounts of $171,000 at
   December 31 and $165,000 at June 30........   8,755,000        8,494,000

  Refundable income taxes.....................      88,000        1,329,000

  Inventories:
    Raw materials.............................   1,982,000        2,414,000
    Work in process...........................     946,000          978,000
    Finished goods............................   1,684,000          832,000
                                               -----------       ----------
                                                 4,612,000        4,224,000
                                               -----------       ----------

  Deferred income tax assets..................     887,000          887,000

  Other current assets........................     207,000          241,000
                                               -----------       ----------
Total current assets..........................  24,588,000       33,638,000
                                               -----------       ----------


Property, plant and equipment, at cost........  22,154,000       21,355,000
Less accumulated depreciation.................  (9,265,000)      (8,452,000)
                                               -----------       ----------
                                                12,889,000       12,903,000
                                               -----------       ----------

Other assets..................................  12,742,000        2,765,000
Assets of discontinued operations.............   5,702,000        5,914,000
                                               -----------       ----------
                                              $ 55,921,000     $ 55,220,000
                                               ===========       ==========


See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                               December 31,       June 30,
                                             ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY             1997                1997
-------------------------------------------------------------------------------
                                              (Unaudited)
Current liabilities:
  Current portion of long term debt.......... $   530,000
  Accounts payable...........................   1,640,000        $  1,743,000
  Dividends payable..........................   1,042,000           1,039,000
  Accrued expenses...........................   3,741,000           4,168,000
  Liabilities of discontinued operations.....   2,236,000           6,049,000
                                               -----------        ------------
Total current liabilities....................   9,189,000          12,999,000
                                             -----------        ------------

Deferred income tax liabilities..............     566,000             566,000

Notes payable................................   4,847,000

Shareholders' equity:
  Common stock...............................     147,000             146,000
  Capital in excess of par value of stock....  30,998,000          30,269,000
  Retained earnings..........................  16,576,000          17,368,000
  Treasury stock, at cost....................  (6,402,000)         (6,128,000)
                                              -----------         -----------
Total shareholders' equity...................  41,319,000          41,655,000
                                              -----------         -----------

                                             $ 55,921,000        $ 55,220,000
                                              ===========         ===========


See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                  Six Months Ended December 31,
                                                 --------------------------------
                                                        1997             1996
                                                        ----             ----
Net earnings........................................$   250,000     $  1,835,000
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and amortization.....................  1,172,000        7,064,000
  Provision for losses on accounts receivable.......      6,000          467,000
 Changes in operating assets and liabilities:
    Accounts receivable.............................   (267,000)      (1,385,000)
    Refundable income taxes.........................  1,241,000
    Inventories.....................................   (203,000)        (339,000)
    Other current assets............................     34,000         (622,000)
    Accounts payable and accrued expenses...........   (890,000)       3,672,000
    Discontinued operations-noncash charges and
    working capital changes......................... (2,939,000)        (636,000)
                                                    -----------      -----------
Net cash(used in) provided by operating activities.. (1,596,000)      10,056,000
                                                    -----------      -----------
Investing activities:
  Purchase of property, plant and equipment.........   (519,000)      (2,312,000)
  Cash paid for acquired business................... (4,822,000)
  Other.............................................   (183,000)        (743,000)
                                                    -----------      -----------
Net cash used in investing activities............... (5,524,000)      (3,055,000)
                                                    -----------      -----------
Financing activities:
  Cash payments on note payable.....................    (59,000)      (3,500,000)
  Payment of semi-annual cash dividend.............. (1,039,000)        (946,000)
  Proceeds from exercise of common stock options....     68,000           61,000
  Repurchase of common stock for treasury...........   (274,000)
                                                    -----------       -----------
Net cash used in financing activities............... (1,304,000)      (4,385,000)
                                                    -----------       -----------
Net change in cash and cash equivalents............  (8,424,000)       2,616,000

Cash and cash equivalents at beginning of period...  18,463,000        2,250,000
                                                    -----------      -----------

Cash and cash equivalents at end of period..........$10,039,000      $ 4,866,000
                                                    ===========      ===========

Note: During the six months ended December 31, 1997, the Company made cash payments of $285,000 for income taxes and paid $103,000 for interest. During the same period last year the Company made cash payments of $902,000 for income taxes and paid $2,053,000 for interest. In connection with the purchase of Roadway Safety Service, the Company incurred debt of $5,436,000.

See Notes to Consolidated Condensed Financial Statements.

                       QUIXOTE CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation.
Operating results for the three month and six month periods ended December 31, 1997 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the June 30, 1997 financial statements have been reclassified to conform to the December 31, 1997 financial statement presentation.

2. During the second quarter, the Company recorded an additional net loss from its discontinued operations of $1,980,000 or $0.25 per share which was net of tax benefits of $1,320,000. The loss was recorded to provide for current and anticipated costs associated with the Company s legal contingencies, principally for certain DMI patent and antitrust lawsuits with Pioneer Electronic Corporation and several of its affiliates. Please see Item 1- Legal Proceedings for additional information.

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc.
(DMI) to Cinram Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation. The results of operations of DMI are presented as discontinued operations in the accompanying consolidated condensed statements of operations for the quarter and six months ended December 31, 1996. For the quarter ended December 31, 1996 DMI had net earnings of $1,340,000, which was net of income taxes of $574,000. For the six months ended December 31, 1996 DMI had earnings of $1,445,000, which was net of income taxes of $619,000.


3. On October 10, 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. This transaction was accounted for as a purchase and was effective as of October 1, 1997. The purchase price was $10,258,000, of which $4,822,000 was paid in cash at closing and other payments, the present value of which is $5,436,000, will be paid over the next 10 years using a discount rate of 8.5%. Goodwill of approximately $10,000,000 will be amortized over a 20 year life.

4. During the current period, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as stock options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of EPS for prior periods.

The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:

                                   Three Months Ended            Six Months Ended
                                       December 31,                December 31,
                                     1997        1996           1997        1996
                                   ------       ------        ------      ------
Net (loss) earnings per share
  of common stock:
    Basic......................       $(.17)       $.13          $.03       $.23
    Diluted....................       $(.17)       $.14(2)       $.03       $.25(2)

Numerator:
-----------
Net (loss) earnings available to
  common shareholders-basic:... $(1,338,000) $1,039,000    $  250,000 $1,835,000

Adjustment for interest
  expense and amortization
  related to convertible
  debentures...................                 221,000(1)               443,000(1)
                                -----------  ----------    ---------- ----------
Adjusted earnings for diluted
  calculation.................. $(1,338,000) $1,260,000    $  250,000 $2,278,000
                                ===========  ==========    ========== ==========
Denominator:
-------------
Weighted average shares
  outstanding-basic:...........   8,013,746   7,974,612     8,004,994  7,970,957

Effect of dilutive securities
  Options*.....................      60,575      38,532        60,575     38,532
  Convertible debt.............                 947,368                  947,368
                                 ----------   ---------     ---------  ---------
Weighted average of shares
  outstanding-diluted..........   8,074,321   8,960,512     8,065,569  8,956,857
                                  =========   =========     =========  =========

* There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

Average market price per share.  $     8.48  $     7.80    $     8.48 $     7.80
Number of shares...............     502,065     525,000       502,065    525,000

Note:
(1)  Net earnings for the diluted calculation are adjusted for interest expense and deferred charge amortization, assuming exercise of the conversion privilege on the
8% convertible debentures.

(2)  EPS for these periods are anti-dilutive and therefore are presented the same as basic EPS on the Company's Consolidated Condensed Statements of Operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
---------------------------------------------------

The Company's sales for the first six months of fiscal 1998 increased 20% to $24,452,000 from $20,291,000 for the first six months of fiscal 1997. This was due to both internal sales growth as well as from the acquisition of Roadway Safety Service which was completed in October 1997. Sales of Energy Absorption's permanent crash cushion line of products increased due to strong unit sales of the newer QuadGuard family of crash cushions, which the Company began selling in the second half of last year. The QuadGuard family of products replaces the Company's GREAT and GREAT CZ crash cushion products. Sales dollars of the QuadGuard increased at a lesser rate due to the lower selling price of this product compared to the GREAT products.
The Company also experienced sales increases in its truck-mounted attenuator
(TMA)TM and Triton Barrier product lines, as well as from parts sales. Roadway Safety Service contributed sales of $1,339,000 for the current six
month period.   Roadway Safety Service sells crash attenuators through its own independent group of highway distributors. Sales of Safe-Hit s highway delineators and Spin-Cast s custom molded products also increased during the quarter. Sales of the Energite product line declined during the six month period.

The gross profit margin in the first six months of the current year decreased to 44.0% from 48.8% in the same period last year. This was due principally to a change in sales mix from the GREAT crash cushion to the lower margin newer QuadGuard crash cushion product line. In addition, the gross margin at Safe-Hit, the Company s highway delineation company, experienced lower margins as a result of costs and interruption in operations from the move of its manufacturing operations to Energy Absorption s Pell City, Alabama facility. Roadway Safety Service also contributed to the decline in gross margin as its margins are lower than those of Energy Absorption.

Selling and administrative expenses in the first six months of the current year decreased 8% to $7,135,000 from $7,730,000 in the same period last year due mainly to a decrease in corporate level administrative expenses. Corporate level expenses decreased $825,000 in the current period from the same period last year as a result of a decrease in personnel, consulting and insurance expense. Selling and administrative expenses at Energy Absorption and its subsidiaries remained at a level consistent with the same period last year. Roadway Safety Service added $227,000 in selling and administrative costs during the period.

Research and development expenses in the first six months of the current year decreased 30% to $730,000 compared to $1,049,000 in the same period last year. This was due to a reduction in the number of tests performed in the current period related to last year's upgrade of the Company's product line to a higher set of safety guidelines known as NCHRP 350. These guidelines increase safety standards to accommodate heavier and higher center of gravity vehicles such as sport utility vehicles and pick-up trucks. During the current period, the Company continued with its testing of a wider version of its QuadGuard crash cushion as well as with a snowplowable road marker and other developmental products.

Interest income in the first six months of the current year was $400,000 compared to $1,000 in the same period last year. Interest income in the current period relates to amounts earned on the Company's invested cash of $10,039,000 as of December 31, 1997. Interest expense in the current six month period was $103,000 compared to $318,000 in the same period last year. Current period interest expense relates principally to the $5,436,000 in debt payable in connection with the acquisition of Roadway Safety Service. The decrease in interest expense is due to the substantial reduction of the Company's long term debt in the third fiscal quarter last year upon receipt of the proceeds from the sale of DMI, the Company's former compact disc manufacturer. Other income was $1,000 in the current six month period compared to other expenses of $252,000 in the same period last year.

The Company's effective tax rate for the current six month period was 30% due to the anticipated realization of certain tax benefits during the current year.

On October 10, 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. The purchase price was $10,258,000 of which $4,822,000 was paid in cash at closing and other payments, the present value of which is $5,436,000, will be paid over the next 10 years using a discount rate of 8.5%.

 CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
-----------------------------------------------

Company's sales for the second quarter of fiscal 1998 increased 32% to $12,118,000 from $9,195,000 for the second quarter of fiscal 1997 due to internal sales at Energy Absorption as well as from the acquisition of Roadway Safety Service. Sales of Energy Absorption's permanent crash cushion line of products increased due to strong unit sales of the newer QuadGuard family of crash cushions. Sales dollars of the QuadGuard increased at a lesser rate due to the lower selling price of this product compared to the GREAT . The Company also experienced sales increases for its Triton Barrier and in parts sales. Sales of Safe-Hit s highway delineators and Spin-Cast s custom molded products also increased during the quarter. In addition, Roadway Safety Service, acquired in October, contributed $1,339,000 in sales for the quarter. Offsetting this somewhat, truck-mounted attenuator(TMA)TM and Energite sales declined slightly.

The gross profit margin in the second quarter of the current year decreased to 40.9% from 46.9% in the second quarter last year. This was due to a change in product sales mix from the GREAT crash cushion to the lower margin new QuadGuard crash cushion product line. In addition, the gross margin also declined due to the acquisition of Roadway Safety Service as its gross margins are lower than those of Energy Absorption.

Selling and administrative expenses in the second quarter of the current year decreased 3% to $3,716,000 from $3,839,000 in the second quarter last year due mainly to a decrease in corporate level administrative expenses. Selling and administrative expenses at Energy Absorption and its subsidiaries decreased slightly during the quarter. Offsetting this somewhat, Roadway Safety Service added selling and administrative expenses of $227,000 during the quarter.

Research and development expenses in the second quarter of the current year decreased 36% to $387,000 compared to $605,000 in the second quarter last year. This was due to a reduction in the number of tests performed in the current quarter related to last year's upgrade of the Company's product line.

Interest income in the second quarter of the current year was $165,000 compared to $0 in the same quarter last year. Interest income in the current quarter relates to interest earned on the Company's invested cash of $10,039,000 as of December 31, 1997. Interest expense in the current quarter was $102,000 compared to $161,000 in the same quarter last year. Current period interest expense relates principally to the Company s $5,436,000 in debt payable in connection with the acquisition of Roadway Safety Service. The decrease in interest expense from the second quarter last year is due to the reduction of the Company's long term debt in last years third fiscal quarter upon receipt of the proceeds from the sale of DMI. Other expense was $0 in the current quarter compared to $136,000 in the same period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $10,039,000 and access to additional funds of $40,000,000 under its bank arrangements as of December 31, 1997. Continuing operating activities were a source of cash for the Company during the six month period providing $3,323,000. Discontinued operations however, used cash of $4,919,000 primarily for legal fees related to the Company s ongoing litigation and for other expenses including lease commitments. This resulted in a net cash use from operating activities of $1,596,000.

Cash of $5,524,000 was used for investing activities during the current six month period of which $4,822,000 in cash was used for the purchase of the assets of Roadway Safety Service. In addition, the Company purchased equipment during the six month period totaling $519,000.

Financing activities used cash of $1,304,000 during the current six month period principally to pay the Company's semi-annual cash dividend of $1,039,000. Cash of $274,000 was used to purchase 31,985 shares of the Company's own stock for the treasury. Additional shares may be purchased from time to time. Cash of $68,000 was also received from the exercise of stock options.

For the remainder of fiscal 1998, the Company anticipates needing less than $1,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. In addition, the Company may also need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact. Management's current estimate is that the costs associated with the year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company. However, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.

The Intermodal Surface Transportation and Efficiency Act (ISTEA) which provides authorization for federal funding of highway's and was the primary source of funds for highway projects expired on September 30, 1997. An extension of ISTEA was signed into law in December 1997 which provides for continued federal highway funding until May 1, 1998. Any delay in the passage of a new highway bill to replace the ISTEA extension, or in the passage of another extension of ISTEA will result in a lack of funding for Energy Absorption's products and could cause a material decline in revenues.

FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; continued funding through the passage of new federal highway legislation; and competitive and general economic conditions.





                                        II
                                OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------

1. DISCOVISION ASSOCIATES V. DISC MANUFACTURING, INC. Case No. 95-21, Consolidated with Case No. 95-345, U.S. District Court for the District of Delaware. A trial on the issue of patent infringement was held in October 1997. Post-trial briefing was completed as of January 31, 1998 and a decision from the trial judge is pending. A date for the second trial in this matter (dealing with issues such as inequitable conduct, damages, laches, estoppel and DMI's antitrust case) has not been set, but could be scheduled for later in calendar 1998.

2. REPETITIVE STRESS INJURY LITIGATION. The appeal of the April 1997 jury verdict in favor of Stenograph Corporation has been dismissed by the six plaintiffs. Of the thirty-two cases filed to date against Stenograph, only eight cases remain active; another nine cases have been dismissed, but without prejudice to refile the complaints.

3. DISC MANUFACTURING, INC. ET AL. V. MASSEY ET AL., CV 90-1214L (MADISON COUNTY CIRCUIT COURT, ALABAMA). A mediation between the parties is scheduled for March 26, 1998.

4. ERNEST CHICO V. ENERGY ABSORPTION SYSTEMS, INC. ET AL., CAUSE NO. 45DO2-9605-CT-391 (LAKE SUPERIOR COURT FOR THE STATE OF ILLINOIS). The Company's motion for summary judgment has been denied except with respect to issues of negligent installation.

ITEM 2. Changes in Securities
-----------------------------
None.

ITEM 3.  Default upon Senior Securities
---------------------------------------
None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
    The Company's Annual Meeting of Shareholders was held on November 19, 1997. The matters voted on at the Annual Meeting were as follows:

(i) The election of James H. DeVries, Leslie J. Jezuit and Lawrence C. McQuade to serve as directors.

(ii) The approval of the amendment of the Company's 1993 Long-Term Stock Ownership Incentive Plan.

(iii) The approval of the amendment to the Company's 1991 Director Stock Option Plan.

(iv) The approval of the amendment to the Company's Certificate of Incorporation.

(v) The approval of Coopers & Lybrand, L.L.P. as independent auditors for the Company.

     Messrs. DeVries, Jezuit and McQuade were elected and all other matters were approved as follows:


                                   VOTES
                                   =====

                                                   ABSTAIN OR        NO
                           FOR        AGAINST       WITHHELD        VOTE
========================================================================
ELECTION OF DIRECTORS
  James H. DeVries        6,221,412                  628,568
  Leslie J. Jezuit        6,230,529                  619,451
  Lawrence C. McQuade     6,225,993                  623,987

APPROVAL OF AMENDMENT
 OF 1993 LONG-TERM
 STOCK OWNERSHIP
 INCENTIVE PLAN           5,420,765   1,341,763       87,452

APPROVAL OF AMENDMENT
 OF 1991 DIRECTOR
 STOCK OPTION PLAN        5,433,607   1,312,904      103,469

APPROVAL OF AMENDMENT
 OF CERTIFICATE OF
 INCORPORATION            6,529,170     239,804       81,006

APPROVAL OF COOPERS
 & LYBRAND, LLP           6,757,578      46,238       46,164



ITEM 5.  Other Information
--------------------------

None.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) On October 10, 1997, the Company filed a report on Form 8-K dated October 10, 1997, reporting under "Item 2 Acquisition or Disposition of Assets", that the Company and its wholly-owned subsidiary, TranSafe Corporation, had acquired as of October 1, 1997 certain assets and assumed certain contracts from Roadway Safety Service, Inc., Momentum Mangement, Inc., and Fitch Barrel Corporation. As part of the acquisition, TranSafe acquired certain Roadway distributorships and entered into a consulting agreement with the principal shareholder of the Roadway business. The purchase price for this business was $10,258,000, of which $4,822,000 was paid in cash at closing and $5,436,000 will be paid over the next ten years with interest at 8.5%.

(b) Exhibits

    3(a)  Restated Certificate of Incorporation dated Febrary 4, 1998.

   10(f) Change of Control Agreement dated December 1, 1997 by and between Quixote Corporation and Philip E. Rollhaus, Jr.; Change of Control Agreement dated December 1, 1997 by and between Quixote Corporation and Leslie J. Jezuit; Change of Control Agreement dated December 1, 1997 by and between Quixote Corporation and George D. Ebersole; Change of Control Agreement dated December 1, 1997 by and between Quixote Corporation and Daniel P. Gorey.


                                SIGNATURE
                                ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIXOTE CORPORATION



DATE: February 13, 1998                     /s/ Daniel P. Gorey
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