Form 10-Q
period 1998-03-31
QUIXOTE CORP
filed 1998-05-08
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

              -------------------------------------------------------
              [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                          For the period ended March 31, 1998

                                         or

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                            for the transition period from

                         -----------  To  ------------


                    ----------------------------------------
                          Commission file number 0-7903

                I.R.S. Employer Identification Number 36-2675371

                              QUIXOTE CORPORATION

                            (a Delaware Corporation)
                             One East Wacker Drive
                             Chicago, Illinois 60601
                            Telephone: (312) 467-6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES   XX       NO
                                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,851,841 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 1998.

                                           PART I
                                   FINANCIAL INFORMATION
                             QUIXOTE CORPORATION AND SUBSIDIARIES
                       Consolidated Condensed Statements of Operations
                                        (Unaudited)

                                                 Nine Months Ended March 31,
                                                 ----------------------------

                                                    1998              1997
                                                    ----              ----
Net sales ..................................     $ 37,273,000     $ 30,559,000
Cost of sales ..............................       21,135,000       15,857,000
                                                 ------------     ------------
Gross profit ...............................       16,138,000       14,702,000

Operating expenses:
  Selling & administrative .................       10,959,000       11,236,000
  Research & development ...................        1,119,000        1,816,000
                                                 ------------     ------------
                                                   12,078,000       13,052,000

Operating profit ...........................        4,060,000        1,650,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................          484,000            1,000
  Interest expense .........................         (203,000)        (494,000)
  Other ....................................           16,000         (385,000)
                                                 ------------     ------------
                                                      297,000         (878,000)
                                                 ------------     ------------

Earnings from continuing operations before
  income taxes .............................        4,357,000          772,000
Provisions for income taxes ................        1,307,000          193,000
                                                 ------------     ------------
Earnings from continuing operations ........        3,050,000          579,000
                                                 ------------     ------------

Discontinued operations (net of income taxes):
  Loss from operations .....................       (1,980,000)      (2,231,000)
  Loss on disposition ......................                        (4,507,000)
                                                 ------------     ------------
  Loss from discontinued operations ........       (1,980,000)      (6,738,000)
                                                 ------------     ------------
Net earnings (loss) ........................     $  1,070,000     $ (6,159,000)
                                                 ============     ============
Per share data - basic:
  Earnings from continuing operations ......     $        .38     $        .07
  Loss from discontinued operations ........             (.25)            (.84)
                                                 ------------     ------------
  Net earnings (loss).......................     $        .13     $       (.77)
                                                 ============     ============

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Operations-Continued
                                     (Unaudited)


                                                    Nine Months Ended March 31,
                                                    ----------------------------
                                                       1998           1997
                                                       ----           ----

Per share data - diluted:
  Earnings from continuing operations ...........   $      .38      $      .07
  Loss from discontinued operations .............         (.25)           (.84)
                                                    ----------      ----------
  Net earnings (loss) ...........................   $      .13      $     (.77)
                                                    ==========      ==========


Shares used to compute net earnings (loss):

  Basic ........................................     7,971,514       7,972,175
                                                    ==========      ==========

  Diluted ......................................     8,065,789       8,024,729
                                                    ==========      ==========

See Notes to Consolidated Condensed Financial Statements.

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)

                                               Three Months Ended March 31,
                                               -------------------------------
                                                  1998              1997
                                                  ----              ----
Net sales ..................................  $12,821,000      $10,268,000
Cost of sales ..............................    7,436,000        5,471,000
                                              ------------      -----------
Gross profit ...............................    5,385,000        4,797,000

Operating expenses:
  Selling & administrative .................    3,824,000        3,505,000
  Research & development ...................      389,000          768,000
                                              ------------      -----------
                                                4,213,000        4,273,000
                                              ------------      -----------

Operating profit ...........................    1,172,000          524,000
                                              ------------      -----------

Other income (expense):
  Interest income ..........................       84,000
  Interest expense .........................     (100,000)        (176,000)
  Other ....................................       15,000         (133,000)
                                              ------------      -----------
                                                   (1,000)        (309,000)
                                              ------------      -----------

Earnings from continuing operations
  before income taxes .....................     1,171,000          215,000
Provision for income taxes ................       351,000           26,000
                                              ------------      -----------

Earnings from continuing operations .......       820,000          189,000
                                              ------------      -----------
Discontinued operations (net of income taxes):
  Loss from operations ....................                     (3,676,000)
  Loss on disposition .....................                     (4,507,000)
                                              ------------      -----------
  Loss from discontinued operations .......                     (8,183,000)
                                              ------------      -----------
  Net earnings (loss) .....................   $   820,000      $(7,994,000)
                                              ============      ===========

Per share data - basic:
  Earnings from continuing operations         $       .10      $       .02
  Loss from discontinued operations........                          (1.02)
                                              ------------      -----------
Net earnings (loss) ......................    $       .10      $     (1.00)
                                              ============      ===========

See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
            Consolidated Condensed Statements of Operations-Continued
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    1998              1997
                                                    ----              ----
Per share data - diluted:
  Earnings from continuing operations .......... $       .10       $        .02
  Loss from discontinued operations ............                          (1.02)
                                                 -----------       ------------
  Net earnings (loss) .......................... $       .10       $      (1.00)
                                                 ===========       ============

Shares used to compute net earnings (loss):

  Basic ........................................   7,904,556          7,974,612
                                                 ===========        ============
  Diluted ......................................   7,998,831          8,027,166
                                                 ===========        ============

See Notes to Consolidated Condensed Financial Statements.

                        QUIXOTE CORPORATION AND SUBSIDIARIES
                        Consolidated Condensed Balance Sheets

                                                       March 31,       June 30,
                                                    ----------------------------
                                                        1998             1997
Assets
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ...................... $  4,661,000      $ 18,463,000
  Accounts receivable, net of allowances for
    doubtful accounts of $169,000 at
    March 31 and $165,000 at June 30 .............    8,769,000         8,494,000

  Refundable income taxes ........................                      1,329,000

  Inventories:
    Raw materials ................................    2,495,000         2,414,000
    Work in process ..............................    1,034,000           978,000
    Finished goods ...............................    1,391,000           832,000
                                                     ----------        ----------
                                                      4,920,000         4,224,000
                                                     ----------        ----------

  Deferred income tax assets ....................       887,000           887,000

  Other current assets ..........................       644,000           241,000
                                                     ----------        ----------
Total current assets ............................    19,881,000        33,638,000
                                                     ----------        ----------

Property, plant and equipment, at cost ..........    22,699,000        21,355,000
Less accumulated depreciation ...................    (9,542,000)       (8,452,000)
                                                     ----------        ----------
                                                     13,157,000        12,903,000
                                                     ----------        ----------

Intangible assets ..............................     12,980,000         2,765,000
Assets of discontinued operations ..............      5,712,000         5,914,000
                                                     ----------        ----------
                                                    $51,730,000       $55,220,000
                                                     ==========        ==========

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                          March 31,       June 30,

                                                       ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                       1998            1997
----------------------------------------------------------------------------------
                                                       (Unaudited)
Current liabilities:
  Current portion of notes payable ................. $   602,000
  Accounts payable .................................   1,492,000      $ 1,743,000
  Dividends payable ................................                    1,039,000
  Income taxes payable .............................     196,000
  Accrued expenses .................................   3,370,000        4,168,000
  Liabilities of discontinued operations ...........     453,000        6,049,000
                                                      ----------       ----------
Total current liabilities ..........................   6,113,000       12,999,000
                                                      ----------       ----------

Deferred income tax liabilities ....................     566,000          566,000

Notes payable ......................................   4,305,000

Shareholders' equity:
  Common stock .....................................     148,000          146,000
  Capital in excess of par value of stock ..........  31,174,000       30,269,000
  Retained earnings ................................  17,407,000       17,368,000
  Treasury stock, at cost ..........................  (7,983,000)      (6,128,000)
                                                      ----------       ----------
Total shareholders' equity .........................  40,746,000       41,655,000
                                                      ----------       ----------
                                                     $51,730,000      $55,220,000
                                                      ==========       ==========

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                   Nine Months Ended March 31,
                                                   -----------------------------
                                                       1998             1997
                                                       ----             ----
Net earnings (loss)............................... $ 1,070,000       $(6,159,000)
Adjustments to reconcile net earnings (loss) to
  net cash (used in) provided by operating activities:
    Depreciation and amortization ................   1,735,000         1,445,000
    Provision (benefit) for losses on accounts
      receivable .................................       4,000            (2,000)
Changes in operating assets and liabilities:
  Accounts receivable ............................    (279,000)        2,261,000
  Refundable income taxes ........................   1,329,000         3,016,000
  Inventories ....................................    (511,000)         (866,000)
  Other current assets ...........................    (403,000)         (161,000)
  Accounts payable and accrued expenses ..........  (1,409,000)        1,744,000
  Income taxes payable ...........................     196,000           931,000
  Discontinued operations-noncash charges and
    working capital changes ......................  (4,732,000)           19,000
                                                    ----------        ----------
Net cash (used in) provided by operating activities (3,000,000)        2,228,000
                                                    ----------        ----------
Investing activities:
  Purchase of property, plant and equipment ......  (1,114,000)       (1,107,000)
  Proceeds from sale of discontinued operations ..                    80,283,000
  Cash paid for acquired business ................  (4,822,000)
  Other ..........................................    (457,000)         (488,000)
                                                    ----------        ----------
Net cash (used in) provided by investing
  activities .....................................  (6,393,000)       78,688,000
                                                    ----------        ----------
Financing activities:
  Cash payments on notes payable .................    (729,000)
  Payments under revolving credit agreement ......                   (58,000,000)
  Payment of semi-annual cash dividend ...........  (2,070,000)       (1,903,000)
  Proceeds from exercise of common stock options .     245,000            61,000
  Repurchase of common stock for treasury ........  (1,855,000)
                                                    ----------        ----------
Net cash used in financing activities ............  (4,409,000)      (59,842,000)
                                                    ----------        ----------
Net change in cash and cash equivalents .......... (13,802,000)       21,074,000

Cash and cash equivalents at beginning of period..  18,463,000         1,337,000
                                                     ----------       ----------
Cash and cash equivalents at end of period ....... $ 4,661,000       $22,411,000
                                                     ==========       ==========

Note: During the nine months ended March 31, 1998, the Company had net cash refunds of
$217,000 for income taxes and paid $203,000 for interest.  During the same period last year the Company had net cash refunds of $3,762,000 for income taxes and paid
$2,962,000 for interest.  In connection with the purchase of Roadway Safety Service, the Company incurred debt of $5,436,000.

See Notes to Consolidated Condensed Financial Statements.

                       QUIXOTE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1. The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation. Operating results for the three month and nine month periods ended March 31, 1998 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the June 30, 1997 financial statements have been reclassified to conform to the March 31, 1998 financial statement presentation.

2. During the second quarter, the Company recorded an additional loss from discontinued operations of $1,980,000 or $0.25 per share which was net of income tax benefits of $1,320,000. The loss was recorded to provide for current and anticipated costs associated with the Company=s legal contingencies, principally for certain DMI patent and antitrust lawsuits with Pioneer Electronic Corporation and several of its affiliates. For further information, refer to the Company's Form 10-K Report for the fiscal year ended June 30, 1997, Item 3, and the Company's Form 10-Q Report for the quarter ended December 31, 1997, Item 1.

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc.
(DMI) to Cinram Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation. The results of operations of DMI are presented as discontinued operations in the accompanying consolidated condensed statements of operations for the quarter and nine months ended March 31, 1997. For the quarter ended March 31, 1997 DMI had a net loss of $8,183,000, which was net of income taxes of $4,580,000. For the nine months ended March 31, 1997 DMI had a net loss of $6,738,000, which was net of income taxes of $3,961,000.

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

4. On April 14, 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired the assets and assumed certain liabilities of Highway Information Systems, a division of Digital Recorders, Inc. for $2,800,000. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,500,000 will be amortized over a 20 year life.

5. During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as stock options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of EPS for prior periods. The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:

                                      Three Months Ended        Nine Months Ended
                                            March 31,               March 31,
                                        1998        1997        1998        1997
                                        ----        ----        ----        ----
Net earnings (loss) per share of
  common stock:
    Basic ......................      $ .10       $(1.00)       $.13       $(.77)
    Diluted ....................      $ .10       $(1.00)       $.13       $(.77)

Numerator:
----------
Net earnings (loss) available to
  common shareholders-basic
  and diluted: ................. $  820,000  $(7,994,000) $1,070,000 $(6,159,000)
                                  =========   ==========   =========   =========
Denominator:
------------
Weighted average shares
  outstanding-basic: ...........  7,904,556    7,974,612   7,971,514   7,972,175

Effect of dilutive securities
  Options* .....................     94,275       52,554      94,275      52,554
                                 ----------    ---------   ---------   ---------
Weighted average of shares
  outstanding-diluted ..........  7,998,831    8,027,166   8,065,789   8,024,729
                                 ==========    =========   =========   =========

*  There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as disclosed below.  These options have been excluded from the computation of diluted earnings per share.

Average market price per share . $     8.83    $    9.07   $    8.60   $    8.22
Number of shares ...............    472,000      415,669     472,000     552,669

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first nine months of fiscal 1998 increased 22% to $37,273,000 from $30,559,000 for the first nine months of fiscal 1997. This was due to both internal sales growth as well as from the acquisition of Roadway Safety Service, which was completed in October 1997. Roadway Safety Service, a former competitor of Energy Absorption Systems, sells crash attenuators through its own independent group of highway distributors. Sales of Energy Absorption's permanent crash cushion line of products increased due to strong unit sales of the newer QuadGuard-Registered Trademark- family of crash cushions which the Company began selling in the second half of last fiscal year. The QuadGuard-registered trademark- family of products replaced the Company's GREAT-Registered Trademark- and GREAT CZ-Registered Trademark-crash cushion products. Sales dollars of the QuadGuard-Registered Trademark-increased at a lesser rate due to the lower selling price of this product compared to the GREAT-Registered Trademark-. The Company also experienced sales increases in its truck-mounted attenuator(TMA)product line, including the newer Alpha 100k TMA. Triton Barrier-Registered Tradematrk- sales also increased during the period. Roadway Safety Service contributed sales of $2,600,000 for the current nine month period. Sales of Safe-Hit's highway delineators and Spin-Cast's custom molded products also increased during the period. Sales of the Energite-Registered Trademark- product line declined during the nine month period.

The gross profit margin in the first nine months of the current year decreased to 43.3% from 48.1% in the same period last year. This was due principally to a change in sales mix from the GREAT-Registered Trademark- crash cushion to the lower margin newer QuadGuard-Registered Trademark- crash cushion product line. The QuadGuard-Registered Trademark- family of products is priced lower than the GREAT-Registered Trademark- crash cushions. Roadway Safety Service also contributed to the decline in gross margin as its gross margins are lower than Energy Absorption's historical gross margins. In addition, the gross margin at Safe-Hit, the Company's highway delineation company, experienced a slight decline from last year.

Selling and administrative expenses in the first nine months of the current year decreased 2% to $10,959,000 from $11,236,000 in the same period last year due mainly to a decrease in corporate level administrative expenses. Corporate level expenses decreased $781,000 in the current period from the same period last year as a result of a decrease in personnel, consulting and insurance expense. Selling and administrative expenses at Energy Absorption and its subsidiaries remained at a level consistent with the same period last year. Roadway Safety Service incurred $575,000 in selling and administrative costs during the period.

Research and development expenses in the first nine months of the current year decreased 38% to $1,119,000 compared to $1,816,000 in the same period last year. This was due to a reduction in the number of tests performed in the current period related to the upgrade of the Company's product line to a higher set of safety guidelines known as NCHRP 350. These guidelines increase safety standards to accommodate heavier and higher center of gravity vehicles such as sport utility vehicles and pick-up trucks. During the current period, the Company continued with its testing of a wider version of Roadway Safety Service's REACT 350 crash cushion as well as a snowplowable road marker and other developmental products.

Interest income in the first nine months of the current year was $484,000 compared to $1,000 in the same period last year. Interest income in the current period relates to amounts earned on the Company's invested cash of $4,661,000 as of March 31, 1998. Interest expense in the current nine month period was $203,000 compared to $494,000 in the same period last year. Current period interest expense relates principally to notes payable in connection with the acquisition of Roadway Safety Service. The decrease in interest expense is due to the reduction of the Company's long-term debt in the third fiscal quarter last year upon receipt of the proceeds from the sale of DMI, the Company's former compact disc manufacturer. Other income was $16,000 in the current nine month period compared to other expenses of $385,000 in the same period last year.

The Company's effective tax rate for the current period was 30% due to the anticipated realization of certain tax benefits during the current year along with the settlement of certain tax contingencies.

During the second quarter of the current nine month period, the Company recorded an additional net loss from its discontinued operations of $1,980,000 or $0.25 per share which was net of tax benefits of $1,320,000. The loss was recorded to provide for current and anticipated costs associated with the Company's legal contingencies, principally for its patent and antitrust lawsuits with Pioneer Electronics Corporation and several of its affiliates. For further information, refer to the Company's Form 10-K Report for the fiscal year ended June 30, 1997, Item 3, and the Company=s Form 10-Q Report for the quarter ended December 31, 1997, Item 1.
In the nine month period last year, the Company recorded a loss of $6,738,000 for the operations and loss on sale of DMI, sold in March 1997.

On October 10, 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. The purchase price was $10,258,000 of which $4,822,000 was paid in cash at closing and other payments, the present value of which is $5,436,000, will be paid over 10 years using a discount rate of 8.5%.

On April 15, 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain liabilities of Highway Information Systems, a division of Digital Recorders, Inc. for $2,800,000 in cash. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,500,000 will be amortized over a twenty year life.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the third quarter of fiscal 1998 increased 25% to $12,821,000 from $10,268,000 for the third quarter of fiscal 1997 due to internal sales growth at Energy Absorption as well as from the acquisition of Roadway Safety Service. Sales of the Company's TMA product line including the newer Alpha 100k TMA increased during the quarter. In addition, the Company had sales increases in its Triton water-filled barrier and in parts sales. Sales of Energy Absorption's permanent crash cushion line of products as well as Energite sales decreased. Sales of Safe-Hit's highway delineators and Spin-Cast's custom molded products also increased during the quarter. In addition, Roadway Safety Service contributed $1,261,000 in sales for the quarter.

The gross profit margin in the third quarter of the current year decreased to 42.0% from 46.7% in the third quarter last year. This was due to a change in product sales mix from the GREAT crash cushion to the lower margin new QuadGuard crash cushion product line. In addition, the gross margin also declined due to the acquisition of Roadway Safety Service as its gross margins are lower than those of Energy Absorption.

Selling and administrative expenses in the third quarter of the current year increased 9% to $3,824,000 from $3,505,000 in the third quarter last year due mainly to Roadway Safety Service which incurred selling and administrative expenses of $348,000 during the quarter. In addition, corporate level expenses increased slightly. Offsetting this somewhat, selling and administrative expenses at Energy Absorption decreased slightly during the quarter.

Research and development expenses in the third quarter of the current year decreased 49% to $389,000 compared to $768,000 in the third quarter last year. This was due to a reduction in the number of tests performed in the current quarter related to the upgrade of the Company's product line to a higher set of safety guidelines known as NCHRP 350.

Interest income in the third quarter of the current year was $84,000 compared to $0 in the same quarter last year. Interest income in the current quarter relates to interest earned on the Company's invested cash of $4,661,000 as of March 31, 1998. Interest expense in the current quarter was $100,000 compared to $176,000 in the same quarter last year. Current period interest expense relates principally to the Company's notes payable in connection with the acquisition of Roadway Safety Service. The decrease in interest expense from the third quarter last year is due to the reduction of the Company's long term debt in the third fiscal quarter last year upon receipt of the proceeds from the sale of DMI, the Company's former compact disc manufacturer. Other income was $15,000 in the current quarter compared to expense of $133,000 in the same quarter last year.

During the third quarter, the Company had no income or expense related to its discontinued operations. In the third quarter last year, the Company recorded a loss of $8,183,000 due to the operations and sale of DMI.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $4,661,000 and access to additional funds of $40,000,000 under its bank arrangements as of March 31, 1998. Continuing operating activities were a source of cash for the Company during the nine month period providing $3,712,000. Discontinued operations, however, used cash of $6,712,000 primarily for legal fees related to the Company=s ongoing litigation, and for other expenses including lease commitments. This resulted in a net cash use from operating activities of $3,000,000.

Cash of $6,393,000 was used for investing activities during the nine month period of which $4,822,000 in cash was used for the purchase of the assets of Roadway Safety Service, acquired in October 1997. In addition, the Company purchased equipment during the nine month period totaling $1,114,000.

Financing activities used cash of $4,409,000 during the current nine month period principally to pay the Company's semi-annual cash dividends of $2,070,000. Cash of $1,855,000 was used to purchase 224,985 shares of the Company's own stock for the treasury. Additional shares may be purchased from time to time. Cash of $245,000 was received from the exercise of common stock options.

For the remainder of fiscal 1998, the Company anticipates needing less than $500,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. In addition, the Company may also need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

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

The Intermodal Surface Transportation and Efficiency Act (ISTEA) which provides authorization for federal funding of highways, and was the primary source of funds for highway projects, expired on September 30, 1997. An extension of ISTEA was signed into law in December 1997 which provides for continued federal highway funding until May 1, 1998. Any delay in the passage of a new highway bill to replace the ISTEA extension or in the passage of another extension of ISTEA will result in a lack of funding for Energy Absorption's products and could cause a material decline in revenues.

FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; uncertainties regarding the Company's litigation and claims resulting from its discontinued operations and the settlements thereof; the successful completion and integration of acquisitions; continued funding through the passage of new federal highway legislation; and competitive and general economic conditions.


                               II
                        OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

1. DISC MANUFACTURING, INC. ET AL. V. MASSEY ET AL., CV 90-1214L (MADISON COUNTY CIRCUIT COURT, ALABAMA). A mediation between the parties was held on March 26 and April 11, 1998 and settlement discussions are progressing. See the Company's Form 10-K Report for the fiscal year ended June 30, 1997, Item 3, for additional information.

2. ESTATE OF THIEL V. ENERGY ABSORPTION SYSTEMS, INC., SUPERIOR COURT OF NEW JERSEY, DOCKET NO. MRS-L-1431-94. This case was settled in April 1998 on terms mutually satisfactory to the Company and the plaintiffs. See the Company=s Form 10-K Report for the fiscal year ended June 30, 1997, Item 3, for additional information.


3. REPETITIVE STRESS LITIGATION. An additional two cases have been dismissed with prejudice and one case, previously dismissed without prejudice, has been refiled by the plaintiff. Of the 32 cases filed to date against Quixote Steno Corporation, only seven cases remain active; another eight cases have been dismissed, but without prejudice to refile the complaints. See the Company's Form 10-K Report for the fiscal year ended June 30, 1997, Item 3, for additional information.


ITEM 2.  Changes in Securities
------------------------------
None.

ITEM 3.  Default upon Senior Securities
---------------------------------------
None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

ITEM 5.  Other Information
--------------------------
None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Reports on Form 8-K

None.

(b)  Exhibits

*  Management contract or compensatory plan or agreement

10(a) * Retirement Award Agreement dated as of February 19, 1998 between Quixote Corporation and Leslie J. Jezuit.

10(b) Asset Purchase Agreement dated as of April 14, 1998 by and between TranSafe Corporation and Digital Recorders, Inc.


                            SIGNATURE
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                QUIXOTE CORPORATION


DATED:  May 8, 1998                              /s/ Daniel P. Gorey
        -----------------                        -------------------
                                                 DANIEL P. GOREY
                                                 Chief Financial Officer,
                                                 Vice President and Treasurer
                                                 (Chief Financial & Accounting
                                                        Officer)