Form 10-K405
period 1998-06-30
QUIXOTE CORP
filed 1998-09-28
CIK 32870

                                       FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

               For the fiscal year ended                 June 30, 1998
                                                 ----------------------------
                                        OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

     For the transition period                 to
                               --------------       ----------------

                      Commission file number           0-7903
                                             --------------------------

                                Quixote Corporation
                    -------------------------------------------
               (Exact name of registrant as specified in its charter)


                   DELAWARE                               36-2675371
              ---------------------                    ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

        ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS              60601
        ------------------------------------------       ---------------
        (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number including area code:     (312) 467-6755
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
      Yes      X            No
           ----------            ----------

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

                            $95,489,239 as of August 28, 1998
                   ------------------------------------------------

                                  TABLE OF CONTENTS

PART I                                                                       PAGE
                                                                           -------
  Item  1.  Business......................................................   3-6

  Item  2.  Properties....................................................     7

  Item  3.  Legal Proceedings.............................................  8-11

  Item  4.  Submission of Matters to a Vote of Security Holders...........    11


PART II

  Item  5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................    12

  Item  6.  Selected Financial Data.......................................    13

  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 14-18

  Item  8.  Financial Statements and Supplementary Data................... 18-33

  Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    33


PART III

  Item 10.  Directors and Executive Officers of the Registrant............    34

  Item 11.  Executive Compensation........................................    34

  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management..............................................    35

  Item 13.  Certain Relationships and Related Transactions................    35


PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................. 35-38



SIGNATURES................................................................    39

                                        PART I

                                      THE COMPANY

Quixote Corporation was incorporated under the laws of the State of Delaware in 1969 originally as Energy Absorption Systems, Inc. In June, 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. Unless otherwise indicated herein, the terms "Quixote" and the "Company" refer to Quixote Corporation and its subsidiaries.

Item 1.  Business
-----------------

Quixote Corporation and its subsidiaries develop, manufacture and market energy-absorbing highway crash cushions and other highway safety products for the protection of motorists and highway workers to both domestic and international markets.

As of June 30, 1998, Quixote Corporation and its subsidiaries employed 409 people.

HIGHWAY SAFETY DEVICES
----------------------

Description of Business
-----------------------

The Company's business is highway and transportation safety with its current operating subsidiaries concentrating on safety problems and their solutions for the highways. There are two broad categories of products for improving safety on the roads: products which minimize the severity of crashes that occur and products designed to prevent crashes from occurring.

In the category of reducing the severity of crashes, the patented highway crash cushions manufactured by the Company were first conceived and developed in 1969 in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since that time, various types of highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program. Crash cushions have saved an estimated 29,000 lives since 1969.

The Company develops, manufactures and markets a line of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

Roadway Safety Service, Inc., acquired during fiscal 1998, markets two lines of highway crash cushions as well as a special purpose vehicle arresting system. Roadway's products, also, use the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. The crash cushions consist of either a two-piece sand filled barrel or a series of polyethylene cylinders connected by a steel cable. The cylinders collapse on impact and then begin to regain their original shape. Both products are easy to assemble and provide a low cost way to protect motorists. The vehicle arresting system consists of a net attached to energy-absorbing steel tape reels which cause vehicles to come to a controlled stop.

Sales for products that reduce the severity of crashes that occur were $46,858,000, $38,670,000 and $39,515,000 in 1998, 1997 and 1996,
respectively.

The Company also manufactures and sells products that prevent crashes and help control the flow of traffic. The Company manufactures and markets a line of flexible sign and guide post systems and a glare screen system through distributors and catalog offerings. The guide posts are extruded from polypropylene and are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polypropylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles on roads where the inside lanes are adjacent to the median barrier. Sales of these crash prevention products for 1998, 1997 and 1996 were $5,811,000, $4,577,000 and $5,325,000, respectively.

Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures and markets two different types of highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. HIS has two principal products, a stationary system, the "Hiway Max-TM-" and a mobile system, the "Solar Max-TM-". The Hiway Max is intended to be used near long-term construction sites, a public arena, or other frequently congested traffic areas. The Solar Max is easily transported and is intended for short-term or emergency uses. Both systems use AM radio frequencies to communicate messages to motorists about traffic, road conditions and weather. The messages may be pre-recorded or may be updated real-time through a phone line. Sales for HIS for the quarter ended June 30, 1998 were $641,000.

The Company also manufactures plastic components for industrial products. Sales of these products for 1998, 1997 and 1996 were $2,678,000, $1,790,000 and $1,910,000, respectively.

Products can be further broken down into permanent and construction zone applications and, as such, are sold to those market segments. Most of the products for permanent and construction zone applications are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 which provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA makes the products eligible for federal funds for highway projects.

The Company's products all have patented features and include the truck-mounted attenuator-Registered Trademark- (TMA-TM-), the
QuadGuard-Registered Trademark-System, the CushionWall-TM- , the
BarrierGate-Registered Trademark-, the Energite System-Registered Trademark-, the Triton Barrier-Registered Trademark-, the REACT 350-Registered Trademark-, the Fitch Universal Module-Registered Trademark- and the Dragnet VAS-Registered Trademark-.

The Company provides product education, selection and application assistance. The Company generally does not perform site preparation or installation for any of its products. They are performed through a distributor/contractor network.

Competition and Marketing
-------------------------

The Company's products are sold in all 50 U.S. states. Regional managers supervise domestic distributors and make direct sales in areas not covered by distributors. Although the Federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of the Company's domestic products. The Company sells its products principally to either distributors or to contractors (on behalf of state and local governments) with less than 5% sold directly to state and local government agencies. Safe-Hit's products are sold by their own regional managers who supervise 48 domestic distributors and make sales calls on certain state departments of transportation and contracting firms.

Many international governments are now beginning to recognize the need for crash cushions as a method of reducing traffic fatalities. The Company's products are sold internationally through a network of 44 distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments. International sales for 1998 were $4.5 million.

The Company does experience competition in specific crash cushion product lines, particularly in the sand barrel, QuadGuard, REACT 350 and TMA lines. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. There are several companies that manufacture and sell highway advisory radio systems. The Company competes on the basis of price, quality and service in all of its products lines.

Government Policies
-------------------

The market for crash cushions is directly affected by federal, state and local governmental policies. A large portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Legislation called the Transportation Equity Act for the 21st Century (TEA 21) was passed in May of 1998 and provides federal funding of approximately $218 billion over a six-year period, an increase of more than 40% over previous spending levels. This legislation also includes a guaranteed amount of funding for highway programs. The states must set aside 10% of the federal funds received each year under TEA 21 for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. Energy Absorption is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

Backlog
-------

As of June 30, 1998, 1997 and 1996, the Company had a backlog of unfilled orders for highway safety devices of $12,204,000, $8,999,000, and $8,591,000 respectively. The Company can usually fill an order anywhere from two days to 8 weeks of receipt depending on the type of product.

Research and Development; Patents
---------------------------------

The Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $1,570,000, $2,209,000, and $1,536,000, in the years 1998, 1997 and 1996, respectively.

The Company develops new products by working with federal and state highway officials to determine highway traffic safety needs, and then designs products to satisfy those needs. The Company is also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products within the impact technology area, the Company is seeking to develop or to acquire new products which can be sold through its existing distribution networks to its existing customers.

The Company owns a number of U.S. and foreign patents covering its major highway safety products. It actively seeks patent and trademark protection for new developments.

Raw Materials
-------------

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum and wood components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. The Company believes that adequate supplies of these materials will continue to be available.

Major Customers
---------------

No single customer of the Company represents a significant portion of total revenues.

Other
-----

Investment in FIP Joint Venture:
--------------------------------

During fiscal 1996, the Company entered into a joint venture with FIP Industriale S.p.A. of Italy to market their seismic bridge bearings in the United States. The Company, accounting for this investment under the equity method of accounting, took charges of $1,402,000 and $300,000 for 1997 and 1996 respectively. In June 1997, the Company decided to wind down the activities of the joint venture due to the lack of revenues and progress to date. The 1997 charge includes $502,000 in accrued costs to exit this venture. During 1998, the joint venture was dissolved.

DISCONTINUED OPERATIONS
-----------------------

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc.
(DMI) to Cinram Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation. DMI was one of the largest independent manufacturers of compact discs and CD-Roms in the United States.

During 1996, the Company discontinued the operations of its legal technologies businesses, which had been involved in the development, manufacture and sale of products and systems for the legal community. Under multiple arrangements the Company sold certain assets of this segment for an aggregate sales price of $5,981,000 and the assumption of certain liabilities. Liabilities retained by the Company at June 30, 1998 include repetitive stress injury litigation and liabilities under certain lease obligations.

During 1998, the Company recorded additional losses from discontinued operations of $6,138,000, or $0.76 per share, which was net of income tax benefits of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to DMI.

Item 2.  Properties
-------------------

                                                                          Owned or
Location                     Available Space   Purpose                     Leased
---------------------        ---------------   -----------------          --------
One East Wacker Drive        19,000 sq. ft.    Executive Offices          Leased
Chicago, Illinois

250 Bamberg Drive           160,000 sq. ft.    Manufacture of highway      Owned
Pell City, Alabama                             safety devices

3617 Cincinnati Avenue       22,000 sq. ft.    Warehouse and research      Owned
Rocklin, California                            and development facility
                                               for highway safety
                                               devices

3300 N. Kenmore Street       81,000 sq. ft.    Sale and manufacture of     Owned
South Bend, Indiana                            highway safety devices and
                                               other plastic products

739 College Drive            28,000 sq. ft.    Storage facility for        Owned
South Bend, Indiana                            highway safety devices

23785 Cabot Boulevard         2,300 sq. ft.    Sales office               Leased
Hayward, California

1050 North Rand Road          1,000 sq. ft.    Sales office               Leased
Wauconda, Illinois

4900 Prospectus Drive         4,600 sq. ft.    Sale and manufacture of    Leased
Durham, North Carolina                         highway advisory radio
                                               equipment

1725 Carpenter Fletcher Road    850 sq. ft.    Warehouse                  Leased
Durham, North Carolina

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

Both parties appealed the Court's May 1995 ruling. In September 1996, the Alabama Supreme Court ruled on the appeal, reinstating all of DMI's claims which had been dismissed by the Circuit Court except the corporate opportunity to acquire Memory-Tech Inc. and unjust enrichment claims and upholding the dismissal of all of the defendants' claims except a "palming off" claim related to use of the name "Disctronics". Consequently, the Company and DMI had pending claims for breach of fiduciary duty, tortious interference and fraud. The defendants' pending claims were for wrongful injunction, "palming off", fraud, breach of contract and alleged interference cclaims.

Defendants subsequently filed an amended counterclaim without seeking leave of court which sought to assert in slightly different form generically some of the same claims as previously asserted and against which judgment had already been granted and become final. Quixote and DMI moved to dismiss those claims.

On June 1, 1998, all litigation between the parties described herein was settled on terms mutually satisfactory to the parties.

C. REPETITIVE STRESS INJURY LITIGATION. Stenograph Corporation, a discontinued operation, is one of a number of manufacturers of keyboard and other equipment that have been sued by individuals for arm, wrist and hand injuries, including carpal tunnel syndrome. All thirty-two cases filed to date against Stenograph, and in some cases the Company, contend that the Stenograph machine (or other keyboard equipment) was defectively designed and that Stenograph failed to provide adequate warnings about how the equipment should be used to avoid injury. The cases request actual damages, in some cases specified as ranging from $500,000 to $1,000,000, and, in most of the cases, punitive damages, with some cases specifying an amount of $10,000,000. Of the 32 cases, six were dismissed in April 1997 after a jury verdict in favor of Stenograph and that decision is now final. In additions, eleven cases have been dismissed with prejudice and eight cases have been dismissed without prejudice to refile the complaints. All of the cases have been referred to the Company's insurance carriers and, at this time, the Company believes that liability resulting from these cases, if any, (excluding punitive damages) will be covered by its insurance policies.

D. RESORT VIDEO LTD. v. LASERVIDEO, INC. In September 1990, DMI was sued by Resort Video, Ltd. in the Superior Court of the State of California for the County of Los Angeles in an action entitled RESORT VIDEO, LTD. v. LASERVIDEO, INC., No. 74659. Resort Video, a former start-up company, claimed DMI failed to produce certain video discs on schedule, thereby injuring its business. After a trial, on August 25, 1992, the jury awarded Resort Video $975,000 in damages. DMI moved for a new trial which was granted in October 1992. Plaintiff appealed that decision and DMI cross-appealed the jury's decision. In June 1995, the California Court of Appeals affirmed the trial court's order granting a new trial based on excessive damages. Resort Video's petition for a rehearing was denied. On May 18, 1998, this litigation was settled on terms mutually satisfactory to the parties.

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

H. ESTATE OF THIEL v. ENERGY ABSORPTION SYSTEMS, INC. In December 1994, Energy Absorption Systems, Inc. was served in an action entitled FREDERICK W. THIEL AND MAUREEN THIEL v. SLATTERY ASSOCIATES ET AL., Superior Court of New Jersey, Docket No. MRS-L-1431-94. The complaint arose from a March 1992 accident in which the decendent lost control of his car and allegedly struck one of Energy's crash cushions. The complaint sought unspecified damages from Energy Absorption and numerous defendants, including the State of New Jersey, the U.S. Federal Highway Administration and various other governmental entities. This case was settled in April 1998 on terms mutually satisfactory to the parties.

I. ERNEST CHICO v. ENERGY ABSORPTION SYSTEMS, INC. On April 12, 1996 Energy Absorption Systems, Inc. was served in an action entitled ERNEST CHICO V. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY IN LAKE SUPERIOR COURT FOR THE STATE OF INDIANA, CAUSE NO. 45DO2-9605-CT-391 which arises from an accident in which the plaintiff hit one of Energy's crash cushions. The Company has referred the case to its insurance carrier and at this time believes that liability resulting from this case will be covered by its insurance policies. Discovery is proceeding and a trial is not expected until the year 2000.

J. FEATHER V. ENERGY ABSORPTION SYSTEMS, INC., In July 1997, plaintiff filed this action in Superior Court of the State of California, Case No. SCV-6077 in an action entitled SUSAN FEATHER V. ENERGY ABSORPTION SYSTEMS, INC. ET AL. Plaintiff claimed special, general and punitive damages because of sexual discrimination/harassment, retaliation, intentional infliction of emotional distress, negligent infliction of emotional distress, and constructive discharge while an employee of Energy Absorption. After a trial in August 1998, the jury arrived at a defense verdict for Energy Absorption.

K. DISC MANUFACTURING, INC. V. CD TITLES, INC.; DISC MANUFACTURING, INC. V. PALOMAR MEDICAL TECHNOLOGIES, INC., CONSOLIDATED Action No. 9705328-B, Superior Court of the Commonwealth of Massachusetts. This is an action brought by Disc Manufacturing, Inc. to recover approximately $680,000 for goods and services sold to CD Titles, of which $400,000 was guaranteed by Palomar Medical Technologies. CD Titles has answered the complaint, asserting a counterclaim for conversion of certain inventory valued by CD Titles at $1.3 million. Discovery has proceeded, but is presently stayed in accordance with an automatic stay that was entered upon an involuntary petition in bankruptcy filed against CD Titles in July 1998 by DMI and other creditors. CD Title's motion to dismiss the involuntary petition has been denied and a trustee has been appointed to proceed with the bankruptcy.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
------------------------------------------------------------------------------

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


Quarter Ending          9/30       12/31        3/31        6/30
--------------        -------     -------     --------    -------
FISCAL 1998
High                  $ 9-1/2     $ 9-3/8     $    10     $    13
Low                     7-5/8       7-5/8           8      10-1/4

FISCAL 1997
High                  $     8     $10-3/4     $ 9-7/8     $ 9-1/8
Low                     5-3/4       7-5/8       8-1/4       6-3/4

The current quoted price of the stock is listed daily in The Wall Street Journal in the NASDAQ National Market System section. As of August 4, 1998, there were approximately 1,775 shareholders of record.

Dividend Policy
---------------

During 1998, the Company declared semiannual cash dividends of thirteen cents per share. During 1997, the Company declared semiannual cash dividends of twelve cents and thirteen cents per share.

Item 6.  Selected Financial Data
--------------------------------

SELECTED FINANCIAL DATA


Dollar amounts in thousands, except per share data


For the years ended June 30,                  1998        1997        1996       1995       1994
                                              ----        ----        ----       ----       ----
Operating Results:
Net sales                                $  55,988   $  45,037    $ 46,750   $ 46,522   $ 43,433
Gross profit                                25,543      22,249      24,291     23,382     23,453
Selling and administrative expenses         15,420      14,264      15,059     13,662     13,825
Research and development expenses            1,570       2,209       1,536      1,545      1,978
Other income (expense)                         199      (2,112)       (488)    (1,887)      (928)
Earnings from continuing operations          6,147       2,907       4,390      4,470      4,989
Net earnings (loss)                              9      (3,831)     (9,892)     5,950     11,644
Cash dividends per common share                .26         .25         .24        .22        .21

Per share data:

Basic EPS:
Earnings from continuing operations      $     .77   $     .36   $     .56  $     .57  $     .65
Net earnings (loss)                            .00        (.48)      (1.26)       .76       1.52
Weighted average common and common
  equivalent shares outstanding          7,943,653   7,966,700   7,875,585  7,819,537  7,680,192

Diluted EPS:
Earnings from continuing operations      $     .76   $     .36   $     .52  $     .54      $ .60
Net earnings (loss)                            .00        (.48)      (1.26)       .76       1.38
Weighted average common and common
equivalent shares outstanding            8,088,354   8,008,893   8,951,562  9,151,701  9,117,508

Financial position:
Total assets                             $  59,065   $  55,220   $ 118,888  $ 135,662  $  98,999
Working capital                             15,146      20,639       4,055      5,541      8,204
Property, plant and equipment, net          13,482      12,903      13,113     10,645      8,532
Long-term debt, net                          7,677           0      58,000     68,000     38,975
Shareholders' equity                        38,886      41,655      47,619     58,915     54,069
Book value per common share                   4.94        5.24        5.99       7.49       6.94

NOTE: OPERATING RESULTS AND FINANCIAL POSITION FOR ALL PERIODS PRESENTED REFLECT THE LEGAL TECHNOLOGIES, INC. AND DISC MANUFACTURING, INC. SEGMENTS AS DISCONTINUED OPERATIONS.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

1998 COMPARED TO 1997
---------------------
The Company's sales for 1998 increased 24% to $55,988,000 from $45,037,000 in 1997 due to both internal sales growth as well as sales growth resulting from two acquisitions the Company completed during 1998. Internal sales, without the effect from acquisitions, increased 13% resulting from demand for Energy Absorption's newer products, introduced in later 1997. Energy Absorption's permanent crash cushion line of products increased due to strong unit sales of the newer QuadGuard-Registered Trademark- family of crash cushions. The QuadGuard family of products replaces the Company's GREAT-Registered Trademark-and GREAT CZ-Registered Trademark- crash cushion products. Sales dollars of the QuadGuard products increased at a lesser rate than its unit sales due to the lower selling price of these products. The Company also experienced sales increases in its TMA (truck-mounted attenuator) product line, including the newer Alpha 100k-Registered Trademark- TMA. Triton Barrier-Registered Trademark-sales along with sales of Safe-Hit's highway delineators and Spin-Cast's custom molded products also increased during the year. Roadway Safety Service, Inc., acquired in October 1997, contributed sales of $4,554,000 for the nine month period as part of the Company. Roadway Safety Service is a supplier of crash attenuators and vehicle arresting systems for the highways. Highway Information Systems, Inc. (HIS), acquired effective April 1, 1998, contributed sales of $641,000 for the period. HIS is a leading provider of computerized highway advisory radio transmitting systems. Somewhat offsetting these sales increases, sales of the Energite-Registered Trademark- barrel product line and parts sales declined slightly during 1998.

The gross profit margin in 1998 decreased to 45.6% from 49.4% in 1997. This was due principally to a change in sales mix from the GREAT crash cushion to the lower margin QuadGuard crash cushion product line. The QuadGuard family of products is priced lower than the GREAT crash cushions as mentioned earlier. Roadway Safety Service also contributed to the decline in gross margin as its gross margins are lower than Energy Absorption's historical gross margins. HIS gross margins, although higher than the Company's average gross margin, had no material effect on gross margins due to its late acquisition date and therefore smaller sales contribution.

Selling and administrative expenses in 1998 increased 8% to $15,420,000 from $14,264,000 in 1997. Selling and administrative expenses at Energy Absorption and its subsidiaries increased consistent with the increased level of sales. Roadway Safety Service and HIS added a combined $1,032,000 in selling and administrative costs during 1998. These increases in selling and administrative expenses were offset somewhat by corporate level expenses which decreased $713,000 in 1998 from 1997 as a result of a decrease in personnel, consulting and insurance expenses.

Research and development expenses in 1998 decreased 29% to $1,570,000 from $2,209,000 in 1997. This was due to a reduction in the number of tests performed in the current year related to last year's upgrade of the Company's product line to a higher set of safety guidelines known as NCHRP 350. These guidelines increase safety standards to accommodate heavier and higher center of gravity vehicles such as sport utility vehicles and pick-up trucks.
During the current year, the Company incurred development costs in connection with its testing of a wider version of the Company's QuadGuard and REACT 350 crash cushions and in the testing of a snowplowable road marker and other developmental projects.

Interest income in 1998 was $540,000 compared to $339,000 in 1997 and relates to amounts earned on the Company's invested cash, $3,927,000 as of June 30, 1998. Interest expense in 1998 was $357,000 compared to $497,000 in 1997. Current period interest expense relates both to seller financing in connection with the acquisition of Roadway Safety Service as well as bank debt incurred in connection with the acquisition of HIS. Other income was $16,000 in 1998 compared to other expenses of $552,000 in 1997.

The Company's effective income tax rate for 1998 was 30% due to the realization of certain tax benefits during the current year along with the settlement of certain tax contingencies. The Company believes its effective income tax rate for 1999 will be approximately 35%.

During 1998, the Company recorded additional losses from its discontinued operations of $6,138,000, or $0.76 per share, which was net of income tax benefits of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to DMI.

On October 10, 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. The purchase price was $10,258,000, of which $4,822,000 was paid in cash at closing, and other payments, the present value of which is $5,436,000, will be paid over the next 10 years using a discount rate of 8.5%. The acquisition was accounted for as a purchase and was effective as of October 1, 1997. Goodwill of approximately $9,300,000 will be amortized over a twenty year life.

On April 14, 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain liabilities of Highway Information Systems, a division of Digital Recorders, Inc. for $2,800,000 in cash. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,700,000 will be amortized over a twenty year life.

1997 COMPARED TO 1996
---------------------

The Company's sales for 1997 decreased 4% to $45,037,000 from $46,750,000 in 1996. Sales declined in Energy Absorption's permanent system product lines which include the GREAT as well as the newly introduced QuadGuard crash cushion products. This was due to, among other things, increased competition which resulted in a decline in selling prices and to a lesser extent, a decrease in unit volume. In addition, the Company believes that some customers may have postponed their purchases earlier in 1997 in anticipation of several new products introduced later in the year that qualify under NCHRP 350, coupled with a delay in certifying one of these new products. Sales of the Triton Barrier and Safe-Hit delineator also declined. Somewhat offsetting these product line decreases were increases in the Energite and TMA product lines.

The gross profit margin in 1997 decreased to 49.4% from 52.0% in 1996. This was due to a decrease in the average selling prices of its permanent systems products and to a lesser extent, lower sales volume. In addition, the gross margin also declined due to increased overhead from the expansion of Energy Absorption's Pell City, Alabama facility which was doubled in size to 160,000 square feet.

Selling and administrative expenses in 1997 decreased 5% to $14,264,000 from $15,059,000 in 1996. This decrease was due principally to the 1996 write-off of $800,000 to discontinue the Company's sewer rehabilitation business. Corporate level administrative expenses remained at a level consistent with last year.

Research and development expenses in 1997 increased 44% to $2,209,000 from $1,536,000 in 1996. This increase was due to expenditures for the development of new products as well as for the upgrade of the Company's existing product lines in order to meet the revised NCHRP 350 standards.

Interest income in 1997 was $339,000 compared to $358,000 in 1996. Interest income in 1997 was earned on the Company's cash of approximately $18 million which was being invested in short-term money market instruments. 1996 interest income was the result of the interest earned on a $6 million certificate of deposit posted as injunction security for certain litigation. This certificate of deposit was redeemed in the third quarter of 1996 and replaced with a surety bond backed by a letter of credit. Interest expense in 1997 decreased 71% to $497,000 from $1,726,000 in 1996. This was due to a decrease in the average long-term debt outstanding in 1997 compared to 1996. The Company paid off all long-term debt upon the sale of DMI in March 1997. In addition, as a result of the sale of DMI, total interest expense was allocated between continuing and discontinued operations based upon the relative net asset values of each. The Company recorded a loss of $1,402,000 in 1997 related to the Company's investment in a seismic bridge bearing joint venture with FIP Industriale S.p.A. This compares to a $300,000 loss from this venture in 1996. Other expenses were $552,000 in 1997 compared to income of $1,180,000 in 1996.

The Company's effective tax rate decreased in 1997 to 20.7% from 39.1% in 1996 due to the realization of certain tax benefits in the current year along with the settlement of certain tax contingencies.

As discussed in Note 3 to the Consolidated Financial Statements, on March 27, 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. to Cinram LTD. for $80.3 million in cash. The transaction excluded the Huntsville, Alabama land and building as well as certain DMI litigation. The sale, approved by the Company's shareholders, resulted in a loss of $4,507,000 which was net of income tax benefits of $3,004,000. DMI incurred a loss on operations for 1997 and 1996 of $2,231,000 and $1,816,000 which are net of income tax benefits of $957,000 and $1,888,000 respectively. These results are presented as discontinued operations in the Company's Consolidated Statements of Operations.

The Company used the proceeds of the sale to repay all of its $37.2 million in bank debt and to redeem all of its $18 million of 8% Convertible Subordinated Debentures and pay the related accrued interest. After paying transaction costs of approximately $2.6 million, the balance of the proceeds was invested in the highway safety and equipment business and in other opportunities deemed beneficial to stockholders, including the repurchase of a portion of the Company's common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------

The Company had cash and cash equivalents of $3,927,000 and access to additional funds of $36,500,000 under its bank arrangements as of June 30, 1998. Continuing operating activities were a source of cash for the Company during 1998 providing $2,354,000. Discontinued operations however, used cash of $6,849,000 primarily for legal fees and settlements related to the Company's ongoing litigation and for other expenses including lease commitments. This resulted in a net cash use from operating activities of $4,495,000.

Cash of $9,560,000 was used for investing activities during 1998 of which $7,622,000 in cash was used for the purchase of the assets of Roadway Safety Service, Inc., acquired in October 1997, and for the purchase of the assets of Highway Information Systems, acquired in April 1998. In addition, the Company also used cash for the purchase of equipment during 1998 totalling $1,436,000.

Financing activities used cash of $481,000 during 1998. The payment of the Company's semi-annual cash dividends used cash of $2,071,000. Cash of $1,854,000 was used to purchase 224,985 shares of the Company's own stock for the treasury. Additional shares may be purchased from time to time. In addition, the Company used cash of $962,000 for payment of notes due in connection with the acquisition of Roadway Safety Service. Offsetting these cash payments somewhat, the Company received net cash of $3,500,000 through borrowings under its line of credit. Cash of $906,000 was also received from the exercise of common stock options.

For fiscal 1999, the Company anticipates needing less than $2,500,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations.
Also, the Company will require additional investments in working capital to maintain growth. In addition, the Company may also need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

YEAR 2000 ISSUE
---------------

The "Year 2000 Issue" exists because many computer programs use only the last two digits of a number to refer to a year. Therefore, these computer programs may recognize a year such as 2002 as 1902. If not corrected, many computer applications could fail or create erroneous results. The Year 2000 problem may impact the Company as a result of its own computer deficiencies as well as those of its vendors, customers, or other third parties that interface with the Company if not addressed and corrected.

 The Company is in the process of making an assessment of its Year 2000 Issue relative to its own information technology and non-information technology as well as assessing the state of Year 2000 readiness of its vendors and customers. A task force consisting of certain members of senior management has been established by the Company to assess the Company's state of readiness and to implement an action plan to correct any deficiencies. The Company has determined that its principal software program for financial, order entry and manufacturing planning is not Year 2000 compliant and will need to be upgraded to a more advanced and recent version. The Company has ordered and received this software upgrade and has added additional computer hardware to accommodate this upgrade. The Company plans to complete implementation of this upgrade by December 1998.

In addition, the Company is continuing to evaluate the impact of the Year 2000 Issue on its non-information technology systems, such as manufacturing machinery, equipment, computer-aided design and test equipment as well as its products with date sensitive software and embedded microprocessors. The Company expects to complete the assessment phase of its non-information technology systems during its second fiscal quarter with remedial action planned for the Company's third fiscal quarter.

The Company has plans to initiate communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations related to Year 2000 issues. However, there can be no certainty that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's operations. The Company expects to complete this assessment phase during its third fiscal quarter.

The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or developing contingency plans. The estimated cost to correct the Company's Year 2000 deficiencies is approximately $300,000. This estimate includes $200,000 in cost to upgrade its information technology systems with the balance of the estimate for any changes or modifications needed for non-information technology systems. While the Company believes that its non-information technology and vendor and customer issues are of a lower risk, until the Company's assessment of these risks is complete, there can be no assurance that these issues will not have a material effect on the Company's operations. All estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated.

In the event the Company is unable to take timely corrective measures related to its Year 2000 issues, the Company's ultimate contingency plan is to outsource critical computer applications where feasible and in addition create manual systems until such corrective measures are taken.

FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; and competitive and general economic conditions.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUIXOTE CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Part IV of Form 10-K, Item 14(a)2, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 7, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended June 30,


Dollar amounts in thousands, except per share data     1998        1997       1996
                                                       ----        ----       ----
Net sales                                         $  55,988   $  45,037  $  46,750
Cost of sales                                        30,445      22,788     22,459
                                                  ---------   ---------  ---------
Gross profit                                         25,543      22,249     24,291
Operating expenses:
  Selling and administrative                         15,420      14,264     15,059
  Research and development                            1,570       2,209      1,536
                                                  ---------   ---------  ---------
                                                     16,990      16,473     16,595
                                                  ---------   ---------  ---------
Operating profit                                      8,553       5,776      7,696

Other income (expense):
  Interest income                                       540         339        358
  Interest expense                                     (357)       (497)    (1,726)
  Loss on investment in FIP joint venture                        (1,402)      (300)
  Other                                                  16        (552)     1,180
                                                  ---------   ---------  ---------
                                                        199      (2,112)      (488)
                                                  ---------   ---------  ---------
Earnings from continuing operations
  before provision for income taxes                   8,752       3,664      7,208
Provision for income taxes                            2,605         757      2,818
                                                  ---------   ---------  ---------
Earnings from continuing operations                   6,147       2,907      4,390
Discontinued operations:
   Loss from operations, net of income taxes                     (2,231)    (3,369)
   Loss on disposal, net of income taxes             (6,138)     (4,507)   (10,913)
                                                  ---------   ---------  ---------
   Loss from discontinued operations, net
     of income taxes                                 (6,138)     (6,738)   (14,282)
                                                  ---------   ---------  ---------
Net earnings (loss)                               $       9   $  (3,831) $  (9,892)
                                                  ---------   ---------  ---------

Basic earnings per share:
    Earnings from continuing operations           $     .77   $     .36  $     .56
                                                  ---------   ---------  ---------
    Net earnings (loss)                           $     .00   $    (.48) $   (1.26)
                                                  ---------   ---------  ---------
    Weighted average common and common
      equivalent shares outstanding               7,943,653   7,966,700  7,875,585
                                                  ---------   ---------  ---------

Diluted earnings per share:
    Earnings from continuing operations           $     .76   $     .36  $     .52
                                                  ---------   ---------  ---------
    Net earnings (loss)                           $     .00   $    (.48) $   (1.26)
                                                  ---------   ---------  ---------
    Weighted average common and common
      equivalent shares outstanding               8,088,354   8,008,893  8,951,562
                                                  ---------   ---------  ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                                As of June 30,
Dollar amounts in thousands, except per share data           1998           1997
                                                             ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                              $  3,927       $ 18,463
  Accounts receivable, net of allowance for doubtful
    accounts of $565 in 1998 and $165 in 1997              13,976          8,494
  Refundable income taxes                                   1,132          1,329
  Inventories                                               5,826          4,224
  Deferred income tax assets                                1,642            887
  Other current assets                                        350            241
                                                         --------       --------
    Total current assets                                   26,853         33,638

Property, plant and equipment at cost:
  Land                                                      1,215          1,215
  Buildings and improvements                                9,132          8,691
  Machinery and equipment                                   9,290          8,118
  Furniture and fixtures                                    3,066          2,812
  Leasehold improvements                                      533            519
                                                         --------       --------
                                                           23,236         21,355
    Less:  accumulated depreciation and amortization       (9,754)        (8,452)
                                                         --------       --------
                                                           13,482         12,903

Intangible assets                                          12,553          2,045
Other assets                                                  987            720
Assets of discontinued operations                           5,190          5,914
                                                         --------       --------
                                                         $ 59,065       $ 55,220
                                                         --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $    497
  Accounts payable                                          1,681       $  1,743
  Dividends payable                                         1,021          1,039
  Accrued expenses:
    Payroll and commissions                                 1,679          1,366
    Other                                                   2,215          2,802
  Liabilities of discontinued operations                    4,614          6,049
                                                         --------       --------
    Total current liabilities                              11,707         12,999

Long-term debt, net of current portion                      7,677
Deferred income tax liabilities                               795            566
Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock, no par value; authorized 100,000
    shares; none issued
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; issued 8,908,940 shares - 1998
    and 8,753,333 shares - 1997                               148            146
  Capital in excess of par value of stock                  31,396         30,269
  Retained earnings                                        15,324         17,368
  Treasury stock, at cost, 1,032,420 shares - 1998
    and 807,435 shares - 1997                              (7,982)        (6,128)
                                                         --------       --------
    Total shareholders' equity                             38,886         41,655
                                                         --------       --------
                                                         $ 59,065       $ 55,220
                                                         --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            For the three years ended June 30, 1998
                                                     Capital in
                                                     Excess of
                                          Common     Par Value   Retained   Treasury
                                          Stock      of Stock    Earnings     Stock
                                         -------     ----------  --------   --------
Dollar amount in thousands

BALANCES, JUNE 30, 1995                  $   143     $ 29,268    $ 34,977   $ (5,473)
Exercise of options for 55,006 shares          1          250
Net loss - 1996                                                    (9,892)
Declaration of semi-annual cash
  dividends ($.12 per share)                                       (1,889)
Issuance of 34,679 shares pursuant
  to the stock retirement plan                 1           233
                                         -------     ----------  --------   --------
BALANCES, JUNE 30, 1996                      145        29,751     23,196     (5,473)
Exercise of options for 39,847 shares                      188
Net loss - 1997                                                    (3,831)
Declaration of semi-annual cash
  dividends($.12 per share and
  $.13 per share)                                                  (1,997)
Issuance of 42,385 shares pursuant
  to the stock retirement plan                 1           330
Purchase of 88,514 shares at
  $7.25 to $8.00 per share                                                      (655)
                                         -------     ----------  --------   --------
BALANCES, JUNE 30, 1997                      146        30,269     17,368     (6,128)
Exercise of options and grant of
  awards for 137,783 shares                    2           904
Net earnings - 1998                                                     9
Declaration of semi-annual
  cash dividends ($.13 per share)                                  (2,053)
Issuance of 17,824 shares pursuant
  to the stock retirement plan                             223
Purchase of 224,985 shares at
  $7.75 to $9.25 per share                                                    (1,854)
                                         -------     ----------  --------   --------
BALANCES, JUNE 30, 1998
8,908,940 common shares and
  1,032,420 treasury shares              $   148      $ 31,396   $ 15,324    $(7,982)
                                         -------     ----------  --------   --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For each of the three years
                                                                    ended June 30,
Dollar amounts in thousands                                  1998       1997       1996
                                                             ----       ----       ----
Operating Activities:
Earnings from continuing operations                      $  6,147   $  2,907   $  4,390
Discontinued operations
  Loss from operations, net of income taxes                           (2,231)    (3,369)
  Loss on disposal, net of income taxes                    (6,138)    (4,507)   (10,913)
                                                         --------   --------   --------
Net earnings (loss)                                             9     (3,831)    (9,892)

  ADJUSTMENTS TO RECONCILE NET EARNINGS
   (LOSS) TO NET CASH PROVIDED BY CONTINUING
   OPERATIONS:

  Discontinued operations                                   6,138      6,738     14,282
  Depreciation                                              1,302      1,531     13,899
  Amortization                                              1,034        351        552
  Provision for losses on accounts receivable                                       (71)
  Deferred income taxes                                       429       (404)    (1,909)
  Changes in operating assets and liabilities:
    Accounts receivable                                    (4,737)       548      2,202
    Inventories                                            (1,216)      (868)     1,448
    Refundable income taxes                                   197      1,687     (3,016)
    Other current assets                                      (84)       249     (1,505)
    Accounts payable and accrued expenses                    (718)       744     (1,769)
    Income taxes payable                                                         (4,110)
Loss on investment in FIP joint venture                                1,402        300
Gain on sale of Quantic Industries, Inc.                                         (1,287)
Gain on sale of patent                                                             (347)
Loss on sewer rehabilitation investment                                             601
                                                         --------   --------   --------
       Net cash provided by operating activities
         of continuing operations                           2,354      8,147      9,378
       Net cash provided by (used in)
         discontinued operations                           (6,849)    (8,754)     4,066
                                                         --------   --------   --------
       Net cash provided by (used in)
         operating activities                              (4,495)      (607)    13,444
                                                         --------   --------   --------

   INVESTING ACTIVITIES:
     Purchase of property, plant and equipment             (1,436)    (1,321)   (24,419)
     Cash paid for acquired businesses                     (7,622)
     Proceeds from sales of discontinued operations                   80,283      5,981
     Investment in FIP joint venture                                    (900)      (300)
     Proceeds from sale of investment in
       Quantic Industries, Inc.                                                   8,050
     Proceeds from sale of patent                                                 1,960
     Decrease in funds deposited with IDB trustee                                 2,719
     Other                                                   (502)        41       (731)
                                                         --------   --------   --------
       Net cash provided by (used in) investing
         activities                                        (9,560)    78,103     (6,740)
                                                         --------   --------   --------

FINANCING ACTIVITIES:
  Cash payments on notes payable                             (962)
  Payments on revolving credit agreement                   (2,300)   (52,050)   (32,000)
  Proceeds from revolving credit agreement                  5,800     12,050     23,000
  Payment of semi-annual cash dividend                     (2,071)    (1,903)    (1,805)
  Proceeds from exercise of common stock options              906        188        251
  Repurchase of common stock for treasury                  (1,854)      (655)
  Payments on convertible debentures                                 (18,000)    (1,975)
  Proceeds from redemption of certificate
    of deposit                                                                    6,000
                                                         --------   --------   --------
    Net cash used in financing activities                    (481)   (60,370)    (6,529)
                                                         --------   --------   --------

Net change in cash and cash equivalents                   (14,536)    17,126        175
Cash and cash equivalents at beginning of year             18,463      1,337      2,075
                                                         --------   --------   --------
Cash and cash equivalents at end of year                 $  3,927   $ 18,463   $  2,250
                                                         --------   --------   --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS
Quixote Corporation and its subsidiaries develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions and other highway safety products for the protection of motorists and highway workers.

2.  ACCOUNTING POLICIES

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

Cash and cash equivalents in the consolidated statement of cash flows for 1996 includes cash related to discontinued operations.

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT
The Company capitalizes expenditures for major renewals and betterments and charges current earnings with the cost of maintenance and repairs. Provisions for depreciation and amortization have been computed on the straight-line method based on the expected useful lives of the assets as indicated below:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During the second quarter of 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share. This accounting pronouncement requires the presentation of basic earnings per share (EPS) and, for companies with potential dilutive securities, such as stock options and warrants, diluted EPS. It also requires restatement of EPS for prior periods.

During 1998, the Company adopted FAS No. 129, Disclosure of Information about Capital Structure. This accounting pronouncement provides additional guidance on the disclosure of certain information about an entity's capital structure.

In June 1997 FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the effects of this pronouncement.

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for all quarters beginning after June 15, 1999 (July 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS
Certain amounts for the years ended June 30, 1997 and June 30, 1996 were reclassified to conform to the current year presentation. These reclassifications did not affect net earnings.

3.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS
On October 10, 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. This transaction was accounted for as a purchase and was effective as of October 1, 1997. The purchase price was $10,258,000, of which $4,822,000 was paid in cash at closing and other payments, the present value of which is $5,436,000, will be paid over the next 10 years using a discount rate of 8.5%. Goodwill of approximately $9,300,000 will be amortized over a 20 year life.

On April 14,1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired the assets and assumed certain liabilities of Highway Information Systems, a division of Digital Recorders, Inc. for $2,800,000 in cash. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,700,000 will be amortized over a 20 year life.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented below:


Dollar amounts in thousands            1998            1997
                                       ----            ----
Net sales                          $ 59,074        $ 53,667
                                   --------        --------
Net loss                           $   (447)       $ (4,404)
                                   --------        --------
Net loss per diluted share         $   (.06)       $   (.55)
                                   --------        --------

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc.
(DMI) to Cinram LTD. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain litigation related to DMI. The sale, approved by the Company's shareholders, resulted in a loss of $4,507,000 which was net of income tax benefits of $3,004,000.

During 1998, the Company recorded additional losses from discontinued operations of $6,138,000, or $0.76 per share, which was net of income tax benefits of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to DMI.

During 1996, the Company discontinued the operations of its legal technologies businesses, which had been involved in the development, manufacture and sale of products and systems for the legal community. Under multiple arrangements, the Company sold certain assets and liabilities for an aggregate sales price of $5,981,000. The loss on disposal of $10,913,000 is net of income tax benefits of $7,275,000.

The accompanying consolidated balance sheets and consolidated statements of operations have been restated in order to present the compact disc and legal technologies segments as discontinued operations for accounting purposes. As part of this restatement, interest expense was for 1997 and 1996 allocated between continuing and discontinued operations based upon the relative net assets of each.

The income tax benefits for the results of discontinued operations for the years ended 1998, 1997 and 1996 are $3,162,000, $957,000 and $2,613,000,
respectively. Net sales for the discontinued businesses were $0 in 1998, $66,206,000 in 1997 and $109,919,000 in 1996.

The following assets and (liabilities) relate to discontinued operations:

 Dollar amounts in thousands                         1998        1997
                                                     ----        ----
 Land and building, net                           $ 7,501     $ 7,501
 Deferred income  taxes                             3,867       4,073
 Accrued legal and accounting                      (6,539)     (5,320)
 Lease obligations                                 (1,974)     (2,590)
 Severance                                           (130)       (280)
 Other accruals                                    (2,149)     (3,519)
                                                  -------     -------
 Net assets (liabilities) of discontinued
  operations                                      $   576     $  (135)
                                                  -------     -------

These assets and liabilities are valued based upon management's estimates, utilizing currently available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change materially.

During 1996 Energy Absorption entered into a joint venture with FIP Industriale S.p.A. of Italy to market their seismic bridge bearings in the United States. In June 1997 the Company decided to wind down the activities of the joint venture due to the lack of revenues and progress to date. The Company, accounting for this investment under the equity method, took charges of $1,402,000 for 1997 which included $502,000 in accrued costs to exit this venture.

In January 1996, the Company sold to Barrier Systems, Inc. certain patents related to its movable traffic barrier system. The sale price of $1,960,000 resulted in a gain of $347,000 which is included in other income for 1996.

4. INVENTORIES Inventories consist of the following at June 30:


Dollar amounts in thousands                     1998       1997
                                                ----       ----
Finished goods                              $  2,084   $    832
Work-in-process                                  696        978
Raw materials                                  3,046      2,414
                                            --------   --------
                                            $  5,826   $  4,224
                                            --------   --------

5. LONG-TERM DEBT
Long-term debt consists of the following at June 30:

Dollar amounts in thousands                     1998      1997
                                                ----      ----
Revolving credit note due October 31,
  2000, interest at variable rates            $3,500   $     0
Notes payable, interest imputed at
  8.5%, payable quarterly through 2007         4,674         0
                                              ------   -------
Total long-term debt                           8,174         0
  less current portion                           497         0
                                              ------   -------
Long-term debt, net                           $7,677   $     0
                                              ------   -------

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

The Notes payable were entered into in connection with the acquisition of Roadway Safety Service, Inc. and are payable to several former owners and employees. The Notes are payable quarterly over a five or ten year period.

The aggregate amount of maturities of long-term debt for the four years subsequent to 1999 assuming renewal of the revolving credit note is as follows: $541,000 in 2000, $588,000 in 2001, $640,000 in 2002 and $420,000 in
2003.

6.  STOCK OPTIONS AND STOCK TRANSACTIONS
The Company has stock option plans for directors and employees, providing for grants of options as may be determined by the Audit/Compensation Committee of the Board of Directors. Options under the Long-Term Stock Ownership Incentive Plan (Incentive Plan) and the Director Stock Option Plan (Director
Plan) are to be granted at no less than 100% of the current market price at the date of the grant. Options vest equally over not less than a two year period and have a term of five years under the Incentive Plan and ten years under the Director Plan. No charges are made to earnings in connection with the options.

Information with respect to options under the Company's plans is as follows:

                                     Number of           Option Price
                                 Common Shares              per Share
                                 -------------              ---------
Shares under option:
July 1, 1996                           897,949      $ 4.25 to $ 21.00

Granted                                137,000                   9.00
Exercised                              (54,500)       4.25 to    6.88
Cancelled or expired                  (108,175)       4.25 to   12.63
                                      --------
June 30, 1997                          872,274      $ 5.38 to $ 21.00

Granted                                308,445        8.00 to   12.15
Exercised                              (78,000)       5.88 to    6.88
Cancelled or expired                  (115,424)      10.50 to   12.88
                                      --------
June 30, 1998                          987,295     $  5.38 to $ 21.00
                                      --------

Options outstanding at June 30, 1998 are exercisable as follows: 833,484 in 1999, 128,811 in 2000 and 25,000 thereafter. As of June 30, 1998, the
Company has 1,257,266 common shares reserved for various conversion privileges and options.

The following is the composition of the June 30, 1998 stock option balance:

Options Having A                               Weighted Average
Per Share Exercise       Weighted Average      Exercise Price Per    Number of
Price of:                Remaining Life        Share                 Shares
------------------       ----------------      ------------------    ---------
$ 5.38 to $ 8.00            2.60 years         $   7.45              319,445
  8.13 to  12.15            4.20 years             8.93              429,850
 12.38 to  13.38            3.76 years            12.78              178,000
 21.00                      6.15 years            21.00               60,000
                                                                     -------
                                                                     987,295
                                                                     -------

During 1997, the Company adopted FAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

As allowed by FAS 123, the Company will continue to apply the provisions of APB 25 in accounting for its stock-based employee compensation arrangements, and will disclose the pro forma net earnings and earnings per share information in its footnotes as if the fair value method had been applied.

The Company recognizes compensation cost for stock-based compensation arrangements equal to the difference between the quoted market price of the stock option at the date of grant and the price to be paid by the employee upon exercise in accordance with the provisions of APB 25. Based upon the terms of the Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 1998, 1997 and 1996 consistent with the provisions of FAS 123, the Company's net earnings(loss) and earnings(loss) per share would have been changed to the pro forma amounts indicated below:

Dollar amounts in thousands,
 except per share data                    1998          1997         1996
                                          ----          ----         ----
Net earnings (loss),
    as reported                        $     9      $ (3,831)    $ (9,892)
                                       -------      --------     --------
   Net loss pro forma                  $  (598)     $ (4,872)    $ (9,951)
                                       -------      --------     --------
   Net loss per diluted share,
    as reported                        $   .00      $   (.48)    $  (1.26)
                                       -------      --------     --------
   Net loss per diluted share,
    pro forma                          $  (.08)     $   (.61)    $  (1.26)
                                       -------      --------     --------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 3.04%; expected volatility of 48%; risk-free interest rate of 5.5% to 6.5%; and expected life of 5.3 years.

The weighted average fair value of options granted in 1998 is $3.28 per share. The weighted average exercise price of the options outstanding is $9.88 and the weighted average remaining contractual life of those options is
3.7 years.

7.  SHAREHOLDER RIGHTS PLAN
The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan calls for stockholders of record on July 14, 1998 to receive a dividend distribution of one right for each outstanding share of the Company's common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15 percent of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right or $40.

If after an acquiring person becomes the beneficial holder of more than 15 percent of the Company's outstanding common stock and then the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation or 50% or more of the Company's assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right or $40. The Company may redeem the rights, for $.01 per right, under certain circumstances.

8.  STOCK RETIREMENT PLAN
The Company's Long-Term Stock Ownership Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $403,000 in 1998, $561,000 in 1997 and $463,000 in 1996.

9.  INCOME TAXES
The income tax provisions (benefits) are comprised of the following for the three years ended June 30:

Dollar amounts in thousands               1998       1997         1996
                                          ----       ----         ----
Current:
Federal                                $ 1,786    $   496      $ 2,660
State                                      390        665          850
                                       -------    -------      -------
                                         2,176      1,161        3,510
                                       -------    -------      -------
Deferred:
Federal                                    360       ( 26)        (536)
State                                       69       (378)        (156)
                                       -------    -------      -------
                                           429       (404)        (692)
                                       -------    -------      -------
Income tax provision for continuing
   operations                            2,605        757        2,818
Income tax benefit  from
  discontinued operations               (3,162)    (3,961)      (9,888)
                                       -------    -------      -------
Total income tax benefit               $  (557)   $(3,204)     $(7,070)
                                       -------    -------      -------

     The components of the net deferred tax asset are as follows at June 30:

Dollar amounts in thousands                        1998         1997
                                                   ----         ----
Deferred tax assets:
Accounts receivable allowance                 $     226    $      66
Inventory valuation                                 198          170
Compensated absences and medical claims              90          130
Tax over book basis in affiliates                 1,854        1,612
Other liabilities and reserves                      763          879
Net operating loss carryforwards                  1,818        2,527
Various tax credit carryforwards                     12           12
Contribution carryforwards                            9            9
Provision for discontinued operations             3,928        4,064
Valuation allowance                              (2,742)      (3,480)
                                               --------      -------
Total                                             6,156        5,989
                                               --------      -------
Deferred tax liabilities:
Book over tax basis of capital assets             1,442        1,595
                                               --------      -------
Net deferred tax asset                          $ 4,714      $ 4,394
                                               --------      -------

The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, net operating loss carryforwards, and tax credit carryforwards. The decrease in the valuation allowance is due principally to the expiration of unutilized net operating loss carryforwards.

At June 30, 1998, certain subsidiaries of the Company have approximately $3,935,000 of federal and $3,973,000 of state net operating loss carryforwards for tax purposes. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 1999 through 2005.

The net deferred tax asset is presented on the balance sheet as follows at June 30:

Dollar amounts in thousands                         1998         1997
                                                    ----         ----
Current deferred tax asset                       $ 1,642      $   887
Noncurrent deferred tax liability                   (795)        (566)
                                                 -------      -------
Net deferred tax asset  of  continuing
  operations                                         847          321
                                                 -------      -------
Current deferred tax asset of
  discontinued operations                          3,520        2,458
Noncurrent deferred tax asset of
  discontinued operations                            347        1,615
                                                 -------      -------
Net deferred tax asset of discontinued
  operations                                       3,867        4,073
                                                 -------      -------
Net deferred tax asset                           $ 4,714      $ 4,394
                                                 -------      -------

     Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows for the three years ended June 30:

Dollar amounts in thousands                   1998       1997       1996
                                              ----       ----       ----
Taxes at statutory rate                    $ 2,975    $ 1,246    $ 2,451
State income taxes                             303        189        458
Utilization of capital loss
  carryforwards                                          (822)      (561)
Other                                         (673)       144        470
                                           -------     ------    -------
Income tax  provision for
  continuing operations:                   $ 2,605    $   757    $ 2,818
                                           -------    -------    -------

10.  EARNINGS PER SHARE
The Company adopted FAS No. 128, Earnings Per Share, in 1998. This pronouncement eliminates the measure of performance called "primary" earnings per share (EPS) and replaces it with "basic" EPS. The essential difference between the two calculations is that the dilutive effects of stock options outstanding are not considered in the basic EPS computation. As a result, basic EPS tends to be slightly higher than primary EPS. The pronouncement also changed the measure previously reported as "fully diluted" EPS to "diluted" EPS. The computational differences between them are not material to the Company. All prior periods have been restated in conformity with FAS 128.

Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercise of all stock options that are profitable to the recipients under the treasury stock method and, for the 1996 year only, conversion of the convertible debentures into common shares. Under this assumption, the weighted average number of shares is increased accordingly and net earnings is increased by the amount of interest expense and amortization of deferred debenture costs relating to the convertible debentures, less income tax benefits.

  The computation of basic and diluted earnings per share, as prescribed by FAS 128, is as follows:

                                      1998       1997        1996
                                      ----       ----        ----
Dollar Amounts in Thousands
Net earnings (loss) per share
  of common stock:
    Basic                            $ .00     $ (.48)    $ (1.26)
                                     -----     ------     -------
    Diluted                          $ .00     $ (.48)    $ (1.01)
                                     -----     ------     -------

Numerator:
----------
Net earnings (loss) available to
  common shareholders-basic          $   9   $ (3,831)   $ (9,892)
                                     -----   --------    --------

Adjustment for interest expense
  and amortization related to
  convertible debentures                                      886
                                     -----   --------    --------
Adjusted earnings for diluted
  calculation                       $    9   $ (3,831)   $ (9,006)
                                    ------   --------    --------

Denominator:
------------
Weighted average shares
  outstanding-basic              7,943,653  7,966,700   7,875,585

Effect of dilutive securities
  Options                          144,701     42,193     128,339
  Convertible debt                                        947,638
                                  --------   --------    --------

Weighted average shares
  outstanding-diluted            8,088,354  8,008,893   8,951,562
                                 ---------  ---------   ---------

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:


Average exercise price per share   $ 14.04     $ 9.63      $ 9.83
Number of shares                   288,850    572,274     500,615

These options have been excluded from the computation of diluted earnings per share.

11.  COMMITMENTS AND CONTINGENT LIABILITIES
Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations was $477,000 in 1998, $450,000 in 1997 and $504,000 in 1996. These operating leases include options for renewal. Annual minimum future rentals for lease commitments related to continuing operations range from approximately $450,000 in 1999 to $317,000 in 2003, an aggregate of $1,482,000 through 2003.

The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

The Company has retained liability for two patent infringement lawsuits filed in Delaware federal court against Disc Manufacturing, Inc. (DMI), a discontinued operation sold by the Company in March 1997. In one of the cases, a federal jury ruled that the plaintiff's patents were invalid and the plaintiffs have appealed. In the other case, DMI filed a lawsuit against the plaintiff for antitrust violations and DMI's lawsuit has been consolidated with the plaintiff's patent case for all purposes. A trial of the patent infringement and invalidity issues was conducted in October 1997 and a decision is pending. Royalties requested by the patent holders could result in a significant cost to the Company.

Stenograph Corporation, a discontinued operation, and a number of manufacturers of keyboards and related equipment have been sued by individuals for repetitive stress injuries. The cases against Stenograph, and in some cases the Company, request damages ranging from $500,000 to $1,000,000, and in most cases, punitive damages, with some plaintiffs claiming an amount of $10,000,000. Of the 32 cases filed to date, six were dismissed in April 1997 after a jury verdict in favor of Stenograph. In addition, eleven cases have been dismissed with prejudice and eight cases have been dismissed without prejudice to refile the complaints. All cases have been referred to the Company's insurance carriers and the Company believes that any liability (excluding punitive damages and deductibles in certain years) will be covered under its insurance policies. The Company does not believe there are grounds for the imposition of punitive damages and intends to vigorously defend all claims.

In 1998, the Company settled three claims involving DMI. They include a lawsuit with the Disctronics Group, former owners of DMI, and a lawsuit by a customer that claimed DMI failed to produce certain video discs on schedule, thereby injuring its business. A third settlement resolved a trademark, copyright and related intellectual property rights infringement claim initiated by the Recording Industry Association of America. The settlements, in total, resulted in a fiscal 1998 fourth quarter after-tax charge of $4.2 million, or $0.51 per diluted share, to discontinued operations.

The Company is involved in these and other legal actions common to its businesses. The Company has recorded loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5, Accounting for Contingencies. The Company believes it has defenses for all such claims and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel,additional liabilities, if any, arising from these legal actions should not have a material effect on the Company's results of operations or financial condition.

12.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
Cash paid for interest was $300,000 in 1998, $3,825,000 in 1997 and $6,105,000
in 1996. The Company received net refunds from income taxes of $1,388,000 in 1998 and $3,954,000 in 1997. Net cash paid for income taxes was $1,495,000 in 1996. In connection with the Company's acquisitions during 1998, liabilities of $114,000 were assumed. In addition, seller financed debt of $5,436,000 was incurred.

The Company declared dividends that were payable at year end of $1,021,000 in 1998, $1,039,000 in 1997 and $946,000 in 1996.

13.  INDUSTRY SEGMENT INFORMATION
The Company's operations consist of one industry segment engaged in the manufacture and sale of highway safety products. Substantially all the sales of highway safety devices are to distributors and contractors providing product and services to federal, state and local governmental units.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for years 1998 and 1997 follows:


Dollar amounts in thousands, except per share data

                                                          Three months ended
                                                 9/30     12/31      3/31       6/30
                                                 ----     -----      ----       ----
1998
Net sales                                    $ 12,334  $ 12,118  $ 12,821   $ 18,715
Gross profit                                    5,796     4,957     5,385      9,405
Earnings from continuing operations             1,588       642       820      3,097
Loss  from discontinued operations                       (1,980)              (4,158)
                                            ---------  --------  --------   --------
Net earnings (loss)                          $  1,588  $ (1,338) $    820   $ (1,061)
                                            ---------  --------  --------   --------
Basic earnings (loss) per share:
 Continuing operations                       $    .20  $    .08  $    .10   $    .39
                                            ---------  --------  --------   --------
 Net earnings (loss)                         $    .20  $   (.17) $    .10   $   (.13)
                                            ---------  --------  --------   --------
Diluted earnings (loss) per share:
  Continuing operations                      $    .20  $    .08  $    .10   $    .38
                                            ---------  --------  --------   --------
  Net earnings (loss)                        $    .20  $   (.17) $    .10   $   (.13)
                                            ---------  --------  --------   --------


Dollar amounts in thousands, except per share data

                                                         Three Months Ended
                                                 9/30     12/31      3/31      6/30
                                                 ----     -----      ----      ----
1997
Net sales                                    $ 11,096  $  9,195  $ 10,268   $ 14,478
Gross profit                                    5,594     4,311     4,797      7,547
Earnings (loss) from continuing operations        691      (301)      189      2,328
Earnings (loss) from discontinued operations      105     1,340    (8,183)
                                            ---------  --------  --------   --------
Net earnings (loss)                          $    796  $  1,039  $ (7,994)  $  2,328
                                            ---------  --------  --------   --------
Basic earnings (loss) per share:
  Continuing operations                      $    .09  $   (.04) $    .02   $    .29
                                            ---------  --------  --------   --------
  Net earnings (loss)                        $    .10  $    .13  $  (1.00)  $    .29
                                            ---------  --------  --------   --------
Diluted earnings (loss) per share:
  Continuing operations                      $    .08  $   (.04) $    .02   $    .29
                                            ---------  --------  --------   --------
  Net earnings (loss)                        $    .10  $    .13  $  (1.00)  $    .29
                                            ---------  --------  --------   --------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------------------------------------------------------------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Some of the information required in response to this item regarding Directors of the Registrant is set forth under "Election of Directors" on pages 2 and 3 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1998 to be filed with the Commission on or about September 28, 1998 and is incorporated herein by reference.

The executive officers of the Company, their ages and offices held by each during fiscal 1998 are as follows:

Philip E. Rollhaus, Jr.    63     Chairman, Chief Executive Officer & Director -
                                  Quixote Corporation
                                  Chairman, Energy Absorption Systems, Inc.
Leslie J. Jezuit           52     President, Chief Operating Officer & Director -
                                  Quixote Corporation, Vice Chairman - Energy Absorption
                                  Systems, Inc.
Daniel P. Gorey            47     Chief Financial Officer, Vice President & Treasurer
                                  - Quixote Corporation
Joan R. Riley              45     General Counsel & Secretary - Quixote Corporation
George D. Ebersole         62     President, Energy Absorption Systems, Inc.

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

Item 11.  Executive Compensation
--------------------------------

The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on November 18, 1998 to be filed with the Commission on or about September 28, 1998 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required in response to this item is set forth under the caption "Stock Ownership by Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1998 to be filed with the Commission on or about September 28, 1998 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1998 to be filed with the Commission on or about September 28, 1998 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

Item                                                         Page Number in
Number                                                         This Report
------                                                       --------------
(a).1.      Financial Statements
            --------------------

            Report of Independent Accountants                      18

            Consolidated Statements of Operations for the
             years ended June 30, 1998, 1997 and 1996              19

            Consolidated  Balance Sheets as of June 30,
             1998 and 1997                                         20

            Consolidated Statements of Shareholders'
             Equity for the years ended June 30, 1998,
             1997 and 1996                                         21

            Consolidated Statements of Cash Flows for the
             years ended June 30, 1998, 1997 and 1996              22

            Notes to Consolidated Financial Statements          23-33

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

(b).        Reports on Form 8-K
            -------------------

In June 1998, the Company filed a report on Form 8-K dated May 18, 1998, reporting under "Item 5 Other Events" the settlement of three claims against its formerly owned subsidiary, Disc Manufacturing, Inc., which included settlement of litigation described in Part 1, Item 3(A)(B) and (D) of this Report on Form 10K, as well as trademark, copyright and related intellectual property claims asserted by the Recording Industry Association of America.
In July 1998 the Company filed a report on Form 8-K dated June 30, 1998, reporting the Company's adoption of a new Shareholder Rights Plan and, in connection therewith, the declaration of a dividend distribution of one Right (as described in the new Plan) to all stockholders of record on July 14, 1998.

(c).        Exhibits
            --------

            *Management contract or compensatory plan or agreement

     3.(a) Restated Certificate of Incorporation dated February 4, 1998 filed as Exhibit 3(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock dated July 24, 1998, filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.

       (b) Amended and Restated By-Laws of the Company as amended through July 13, 1998, filed herewith.

    4. (a) Rights Agreement dated as of July 24, 1998, between the Company and BankBoston, N.A, as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.

   10.(a) Amended and Restated Loan Agreement ("Loan Agreement") dated as of June 30, 1997 among Quixote Corporation and certain subsidiaries ("Quixote"), The Northern Trust Company ("Northern"), LaSalle National Bank ("LaSalle"), and American National Bank and Trust Company ("American")and Amended and Restated Revolving Credit Notes dated June 30, 1997 from the Company and certain of its subsidiaries to the Northern, LaSalle and American, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 1997, File No. 0-7903, and incorporated herein by reference; First Amendment to the Loan Agreement dated May 31, 1998, filed herewith.

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

       (c)* 1991 Director Stock Option Plan, as amended through August 21, 1998, filed herewith.

       (d)* 1993 Long-Term Stock Ownership Incentive Plan, as amended through August 21, 1998, filed herewith; Retirement Award Agreements for Philip E. Rollhaus, Jr. and George D. Ebersole, dated June 30, 1993 and as amended on August 23, 1996, filed as
             Exhibit 12(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 1996, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed as
             Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Leslie J. Jezuit filed as Exhibit 10(a) to the Company's Form

             10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Joan R. Riley, filed herewith.

       (e) Lease Agreement between the Company and United Insurance Company of America ("Company Lease") dated July 2, 1993, filed as
             Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company Lease dated January 30, 1995 and Third Amendment to Company Lease dated December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Company Lease dated as of September 18, 1996 filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1996 and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Promissory Note dated December 31, 1996 from Quixote Steno Corporation and Quixote Corporation to Coventry Fund III, Ltd., filed as
             Exhibit 10(e) to the Company's Form 10-K Report for the year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference.

       (f)* Employment agreement ("Employment Agreement") dated as of June 24, 1991 between the Company and Philip E. Rollhaus, Jr., filed as Exhibit 10(k) to the Company's Form 10-K Report for the fiscal year ended June 30, 1991, File No. 0-7903, and incorporated herein by reference; Amended Executive Employment Agreement dated November 14, 1996 to Employment Agreement and Second Amendment to Employment Agreement dated January 12, 1997, filed as Exhibit 10(a) to the Company's form 10-Q Report for the quarter ended December 31, 1996, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated August 12, 1997 between the Company and James H. DeVries, filed as
             Exhibit 10(f) to the Company's Form 10-K Report for the year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreements dated December 1,1997 by and between the Company and each of Philip E. Rollhaus, Jr., Leslie J. Jezuit, George D. Ebersole and Daniel P. Gorey, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreement dated December 1, 1997 between the Company and Joan R. Riley, filed herewith.

       (g) Summary Plan Description for the Incentive Savings Plan of the Company Amended o Reflect Provisions Effective July 1, 1997, filed herewith.

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

       (m) Asset Purchase Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, TranSafe Corporation, Roadway Safety Service, Inc., Momentum Management, Inc., and Fitch Barrier Corporation; Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote Corporation and TranSafe Corporation; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between TranSafe Corporation and E. Scott Walter; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, Energy Absorption Systems, Inc., Roadway Safety Systems, Inc. and Robert A. Mileti, all filed as Exhibits 2.1, 2.2, 2.3 and 2.4 to the Company's Form 8-K Report dated October 10, 1997, File No. 0-7903, and incorporated herein by reference.

       (n) Asset Purchase Agreement dated as of April 14, 1998 by and between TranSafe Corporation and Digital Recorders, Inc., filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference.

   21.      Subsidiaries of the Company

   23.      Consent of PricewaterhouseCoopers, LLP as Independent
            Certified Public Accountants

   27.      Financial Data Schedule

(d)  Schedules:
     ----------

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


Dated:    September 28, 1998                 By: /s/ Philip E. Rollhaus, Jr.
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

SIGNATURE                         TITLE                             DATE
---------                         -----                             ----
/s/ Philip E. Rollhaus, Jr.
---------------------------   Chairman and Director              September 28, 1998
Philip E. Rollhaus, Jr.       (Chief Executive Officer)

/s/ Leslie J. Jezuit
---------------------------   President and Chief Operating      September 28, 1998
Leslie J. Jezuit              Officer

/s/ Daniel P. Gorey
---------------------------   Chief Financial Officer, Vice      September 28, 1998
Daniel P. Gorey               President and Treasurer (Chief
                              Accounting and Financial Officer)

/s/ Joan R. Riley             Secretary and General Counsel      September 28, 1998
---------------------------
Joan R. Riley

/s/ James H. DeVries
---------------------------   Director                           September 28, 1998
James H. DeVries

/s/ William G. Fowler
---------------------------   Director                           September 28, 1998
William G. Fowler

/s/ Lawrence C. McQuade
---------------------------   Director                           September 28, 1998
Lawrence C. McQuade

/s/ Robert D. van Roijen, Jr.
---------------------------   Director                           September 28, 1998
Robert D. van Roijen, Jr.

                            QUIXOTE CORPORATION & SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the years ended June 30, 1998, 1997 and 1996


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
Deducted from
 Receivables:

Allowance for
 Doubtful Accounts:

Year ended
 June 30, 1998       $  165,000        $  405,000        $    5,000      $  565,000
                     ----------        ----------        ----------      ----------
                     ----------        ----------        ----------      ----------
Year ended
 June 30, 1997       $  165,000        $    2,000        $    2,000      $  165,000
                     ----------        ----------        ----------      ----------
                     ----------        ----------        ----------      ----------
Year ended
 June 30, 1996       $  160,000        $   21,000        $   16,000      $  165,000
                     ----------        ----------        ----------      ----------
                     ----------        ----------        ----------      ----------

NOTES:

(a) Column D represents accounts written off as uncollectable, net of collections on accounts previously written off.

(b) Column C additions for 1998 include $400,000 related to the acquisition of Highway Information Systems.

                                     EXHIBIT INDEX

          EXHIBIT NUMBER                          EXHIBITS
      ----------------------         -----------------------------------------------

                 3(b)                AMENDED AND RESTATED BY-LAWS OF QUIXOTE CORPORATION

                10(a)                FIRST AMENDMENT TO THE REVOLVING CREDIT AGREEMENT
                                     DATED MAY 31, 1998

                10(c)                QUIXOTE CORPORATION 1991 DIRECTOR STOCK OPTION PLAN
                                     AMENDED AUGUST 21, 1998

                10(d)1               QUIXOTE CORPORATION 1993 LONG-TERM STOCK OWNERSHIP
                                     INCENTIVE PLAN AS AMENDED AUGUST 21, 1998

                10(d)2               RETIREMENT AWARD AGREEMENT DATED AS OF FEBRUARY 19,
                                     1998 BETWEEN QUIXOTE CORPORATION AND JOAN R. RILEY

                10(f)                CHANGE OF CONTROL AGREEMENT DATED DECEMBER 1, 1997
                                     BETWEEN QUIXOTE CORPORATION AND JOAN R. RILEY

                10(g)                SUMMARY PLAN DESCRIPTION FOR QUIXOTE CORPORATION'S
                                     INCENTIVE SAVINGS PLAN

                21                   SUBSIDIARIES OF THE COMPANY.

                23                   CONSENT OF PRICEWATERHOUSECOOPERS LLP AS
                                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                27                   FINANCIAL DATA SCHEDULE