Form 10-Q
period 1998-12-31
QUIXOTE CORP
filed 1999-02-16
CIK 32870

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


                      ________________________________________

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                      For the period ended December 31, 1998

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                            for the transition period from
                                _________ to_________



                   _____________________________________________

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date 7,955,391 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 1998.

                                         PART I
                                  FINANCIAL INFORMATION
                          QUIXOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Statements of Operations
                                       (Unaudited)

                                                 Six Months Ended December 31,
                                                 -----------------------------

                                                    1998              1997
                                                    ----              ----
Net sales ..................................     $ 30,865,000     $ 24,452,000
Cost of sales ..............................       17,302,000       13,699,000
                                                 ------------     ------------
Gross profit ...............................       13,563,000       10,753,000

Operating expenses:
  Selling & administrative .................        8,581,000        7,135,000
  Research & development ...................          730,000          730,000
                                                 ------------     ------------
                                                    9,311,000        7,865,000

Operating profit ...........................        4,252,000        2,888,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................           66,000          400,000
  Interest expense .........................         (380,000)        (103,000)
  Other ....................................                             1,000
                                                 ------------     ------------
                                                     (314,000)         298,000
                                                 ------------     ------------

Earnings from continuing operations before
  income taxes .............................        3,938,000        3,186,000
Provisions for income taxes ................        1,378,000          956,000
                                                 ------------     ------------
Earnings from continuing operations ........        2,560,000        2,230,000

Loss from discontinued operations
  (net of tax) ............................                         (1,980,000)
                                                 ------------     ------------
Net earnings ...............................     $  2,560,000     $    250,000
                                                 ============     ============
Per share data - basic:
  Earnings from continuing operations ......     $        .32     $       .28
  Loss from discontinued operations.........                             (.25)
                                                 ------------     ------------
  Net earnings .............................     $        .32     $       .03
                                                 ============     ============

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations-Continued
                                          (Unaudited)

                                                Six Months Ended December 31,
                                                -----------------------------
                                                     1998           1997
                                                    ----           ----

Per share data - diluted:
  Earnings from continuing operations ...........   $      .31      $    .28
  Loss from discontinued operations..............                       (.25)
                                                    ----------      ----------
  Net earnings ..................................   $      .31      $    .03
                                                    ==========      ==========


Shares used to compute net earnings:

  Basic ........................................     7,934,780       8,004,994
                                                    ==========      ==========
  Diluted ......................................     8,215,303       8,065,569
                                                    ==========      ==========

See Notes to Consolidated Condensed Financial Statements.

                         QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Statements of Operations
                                         (Unaudited)

                                               Three Months Ended December 31,

                                               -------------------------------
                                                  1998              1997
                                                  ----              ----
Net sales ..................................  $ 14,802,000      $12,118,000
Cost of sales ..............................     8,475,000        7,161,000
                                              ------------      -----------
Gross profit ...............................     6,327,000        4,957,000

Operating expenses:
  Selling & administrative .................     4,293,000        3,716,000
  Research & development ...................       437,000          387,000
                                              ------------      -----------
                                                 4,730,000        4,103,000

Operating profit ...........................     1,597,000          854,000
                                              ------------      -----------

Other income (expense):
  Interest income ..........................        27,000          165,000

  Interest expense .........................      (212,000)        (102,000)
                                              ------------      -----------
                                                  (185,000)          63,000
                                              ------------      -----------

Earnings from continuing operations
  before income taxes .....................      1,412,000          917,000
Provision for income taxes ................        494,000          275,000
                                              ------------      -----------
Earnings from continuing operations........        918,000          642,000

Loss from discontinued operations
  (net of tax) ............................                      (1,980,000)
                                              ------------      -----------
Net earnings (loss) .......................   $    918,000      $(1,338,000)
                                              ============      ===========

Per share data - basic:
  Earnings from continuing operations......   $        .11      $       .08
  Loss from discontinued operations........                            (.25)
                                              ------------      -----------
  Net earnings (loss) .....................   $        .11      $      (.17)
                                              ============      ===========

See Notes to Consolidated Condensed Financial Statements.

                           QUIXOTE CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Operations-Continued
                                         (Unaudited)

                                            Three Months Ended December 31,
                                            -------------------------------
                                                1998                1997
                                                ----                ----
Per share data-diluted:
  Earnings from continuing operations .......... $     .11       $        .08
  Loss from discontinued operations ............                         (.25)
                                                 -----------       -----------
  Net earnings (loss) .......................... $     .11       $       (.17)
                                                 ===========      ============

Shares used to compute net earnings (loss):

  Basic ........................................   7,948,870        8,013,746
                                                 ===========      ============
  Diluted ......................................   8,198,459        8,074,321
                                                 ===========      ============

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                    December 31,       June 30,
                                                    ----------------------------
ASSETS                                                  1998             1998
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ...................... $  2,752,000      $  3,927,000
  Accounts receivable, net of allowances for
    doubtful accounts of $476,000 at
    December 31 and $565,000 at June 30 ..........   11,830,000        13,976,000

  Refundable income taxes ........................                      1,132,000

  Inventories:
    Raw materials ................................    4,204,000         3,046,000
    Work in process ..............................    1,145,000           696,000
    Finished goods ...............................    3,045,000         2,084,000
                                                     ----------        ----------
                                                      8,394,000         5,826,000
                                                     ----------        ----------

  Deferred income tax assets .....................    1,642,000         1,642,000

  Assets of discontinued operations...............    7,236,000

  Other current assets ...........................      750,000           350,000
                                                     ----------        ----------
  Total current assets ...........................   32,604,000        26,853,000
                                                     ----------        ----------

Property, plant and equipment, at cost ...........   26,073,000        23,236,000
Less accumulated depreciation ....................  (10,793,000)       (9,754,000)
                                                     ----------        ----------
                                                     15,280,000        13,482,000
                                                     ----------        ----------

Intangible assets.................................   25,241,000        12,553,000
Other assets .....................................    1,084,000           987,000
Assets of discontinued operations ................                      5,190,000
                                                     ----------        ----------
                                                   $ 74,209,000      $ 59,065,000
                                                     ==========        ==========

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets

                                                       December 31,      June 30,
                                                       --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                       1998            1998
---------------------------------------------------------------------------------
                                                       (Unaudited)
Current liabilities:
  Current portion of long-term debt ................ $   550,000      $   497,000
  Accounts payable .................................   1,602,000        1,681,000
  Dividends payable ................................   1,114,000        1,021,000
  Accrued expenses .................................   4,890,000        3,894,000
  Income tax payable................................     616,000
  Liabilities of discontinued operations ...........                    4,614,000
                                                      ----------       ----------
  Total current liabilities ........................   8,772,000       11,707,000
                                                      ----------       ----------

Deferred income tax liabilities ....................     795,000          795,000

Long-term debt, net of current portion..............  22,068,000        7,677,000

Liabilities of discontinued operations..............   1,546,000

Shareholders' equity:
  Common stock .....................................     150,000          148,000
  Capital in excess of par value of stock ..........  32,090,000       31,396,000
  Retained earnings ................................  16,770,000       15,324,000
  Treasury stock, at cost ..........................  (7,982,000)      (7,982,000)
                                                      ----------       ----------
  Total shareholders  equity .......................  41,028,000       38,886,000
                                                      ----------       ----------
                                                     $74,209,000      $59,065,000
                                                      ==========       ==========

See Notes to Consolidated Condensed Financial Statements.

                       QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                  Six Months Ended December 31,
                                                 -------------------------------
                                                       1998            1997
                                                       ----            ----
Cash from operating activities:
Net earnings........................................$ 2,560,000  $   250,000
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
  Depreciation......................................    866,000      813,000
  Amortization......................................    709,000      359,000
  Provisions for losses on accounts receivable......    (94,000)       6,000
  Changes in operating assets and liabilities:
    Accounts receivable.............................  2,897,000     (267,000)
    Refundable income taxes.........................  1,132,000    1,241,000
    Inventories and other current assets............ (2,166,000)    (169,000)
    Accounts payable and accrued expenses........... (1,270,000)    (890,000)
    Income taxes payable............................    616,000
                                                     ----------  -----------
Net cash provided by operating activities of
  continuing operations.............................  5,250,000    1,343,000
Net cash used in discontinued operations............ (4,760,000)  (2,939,000)
                                                     ----------  -----------
Net cash provided by (used in) operating
  activities........................................    490,000   (1,596,000)
                                                     ----------  -----------
Investing activities:
  Cash paid for acquired business (net of cash on
    books)..........................................(13,040,000)  (4,822,000)
  Purchase of property, plant and equipment......... (1,109,000)    (519,000)
  Investment in Transportation Management
    Technologies, LLC...............................   (250,000)
  Other.............................................    (50,000)    (183,000)
                                                     ----------  -----------
Net cash used in investing activities...............(14,449,000)  (5,524,000)
                                                     ----------  -----------
Financing activities:
  Borrowing on revolving line of credit............. 14,000,000
  Payments on notes payable.........................   (537,000)     (59,000)
  Payment of semi-annual cash dividend.............. (1,021,000)  (1,039,000)
  Proceeds from exercise of stock options...........    342,000       68,000
  Repurchase of common stock for the treasury.......                (274,000)
                                                     ----------- -----------
Net cash provided by (used in) financing
  activities........................................ 12,784,000   (1,304,000)
                                                     ----------- -----------
Decrease in cash and cash equivalents............... (1,175,000)  (8,424,000)

Cash and cash equivalents at beginning of period....  3,927,000   18,463,000
                                                     ----------  -----------
Cash and cash equivalents at end of period..........$ 2,752,000  $10,039,000
                                                     ==========  ===========

Note: During the six months ended December 31, 1998, the Company had net cash refunds of $370,000 for income taxes and paid $374,000 for interest. During the same period last year the Company made cash payments of $285,000 for income taxes and paid $103,000 for interest.

See Notes to Consolidated Condensed Financial Statements.

                        QUIXOTE CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Condensed Financial Statements
                                      (Unaudited)


1. The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation. Operating results for the three and six months ended December 31, 1998 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2. The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:

                                     Three Months Ended       Six Months Ended

                                        December 31,            December 31,


                                       1998       1997         1998      1997
                                       ----       ----         ----      ----
Net earnings (loss) per share of
  common stock:
    Basic ......................      $ .11      $ (.17)     $  .32    $  .03

    Diluted ....................      $ .11      $ (.17)     $  .31    $  .03

Numerator:
----------
Net earnings (loss) available to
  common shareholders-basic
  and diluted: .................  $ 918,000 $(1,338,000) $2,560,000  $ 250,000
                                  ==========  ========== ==========  =========
Denominator:
------------
Weighted average shares
  outstanding-basic: ...........   7,948,870   8,013,746  7,934,780   8,004,994

Effect of dilutive securities
  options ......................     249,589      60,575    280,523      60,575
                                  ----------  ----------  ---------    --------
 Weighted average shares
  outstanding-diluted ..........   8,198,459   8,074,321  8,215,303   8,065,569
                                  ==========  ==========  =========   =========

                       QUIXOTE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                (Unaudited), continued



3. During the second quarter, the Company settled certain litigation involving its formerly owned subsidiary, Disc Manufacturing, Inc. (DMI), which it sold in April 1997. The litigation, initiated in 1995, includes a lawsuit brought by Discovision Associates against DMI for infringement of certain patents related to optical disc technology as well as a lawsuit brought by DMI against Discovision Associates, Pioneer Electronic Corporation, Pioneer Electronics (USA) Inc. and Pioneer Electronics Capital Inc. for violations of the antitrust laws and acts of unfair competition. The settlement involves a payment previously accrued in the financial statements and, therefore, there will be no additional charge to the Company's earnings related to this matter. In a separate patent infringement lawsuit brought against DMI by Thomson
S.A., the U.S. Court of Appeals, on January 25, 1999, affirmed the District Court's decision to sustain the jury verdict in favor of DMI.

4. On December 9, 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired Nu-Metrics, Inc., a Uniontown, Pennsylvania based developer and manufacturer of traffic sensing and distance measuring devices. This transaction was accounted for as a purchase and was effective as of December 1, 1998. The preliminary purchase price of $13,880,000 was paid in cash. A final determination of the purchase price based upon the value of the net assets as of November 30, 1998 will be made in February 1999. When acquired, Nu-Metrics had long-term debt of approximately $981,000. Goodwill recorded in the transaction of approximately $13,000,000 will be amortized over a 20 year life.

5. During the second quarter the Company and its wholly-owned subsidiary, TranSafe Corporation, entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The joint venture is with G.I.E. Technologies, Inc., based in Montreal, Canada, and eight independent distributors of the Company's highway products. TranSafe is required to invest up to $1,000,000 in $250,000 quarterly installments for an 18% interest. This investment will be accounted for under the equity method of accounting.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS


CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first six months of fiscal 1999 increased 26% to $30,865,000 from $24,452,000 from the first six months of fiscal 1998 due to both internal sales growth as well as growth from two acquisitions the Company completed during fiscal 1998 and 1999. Internal sales increased 12% resulting from demand for Energy Absorption's newer crash cushion products. Energy Absorption's permanent line of crash cushion products increased 27% due to strong unit sales of the QuadGuard -Registered Trademark- family of crash cushions including the newer wide and low maintenance versions of this product line. Sales dollars of the QuadGuard products increased at a lesser rate due to the lower selling price of some of these products. The Company also experienced sales increases in its truck-mounted attenuator (TMA) product line, including the Alpha 100k TMA -Trademark-. Parts sales and sales of Safe-Hit's highway delineators also increased during the period. Roadway Safety Service, Inc., acquired in October 1997, increased sales $1,825,000 to $3,164,000 for the six month period. Highway Information Systems, Inc., acquired effective April 1, 1998, contributed sales of $1,256,000 for the period. Nu-Metrics, Inc., acquired effective December 1, 1998, contributed sales of $487,000 for the one month period as part of the Company. Nu-Metrics is a leading manufacturer of electronic measuring and sensing devices for highway safety and traffic monitoring. Somewhat offsetting these sales increases, sales of the Energite -Registered Trademark-barrel product line and Triton Barrier -Registered Trademark- declined during the period. Spin-Cast Plastics' custom molded products also declined during the period.

The gross profit margin in the first six months of the current year declined slightly to 43.9% from 44.0% in the same period last year. This was due principally to a change in sales mix from the GREAT -Registered Trademark-crash cushion product line to the lower margin QuadGuard crash cushion product line. The QuadGuard family of products is priced lower than the GREAT crash cushions. Roadway Safety Service also contributed to the decline in gross margin as its gross margin is lower than the Company's historical gross margin. Offsetting this somewhat, the Highway Information Systems gross margin contributed a higher gross margin than the Company's historical gross margin. Nu-Metrics, although having higher gross margins than the Company's historical gross margin, did not have a material effect on gross margins due to the short time it has been part of the Company.


Selling and administrative expenses in the first six months of the current year increased 20% to $8,581,000 from $7,135,000 in the first six months last year. This was due principally to the fiscal 1998 acquisitions of Roadway Safety Service and Highway Information Systems which added a combined increase of $720,000 in selling and administrative expenses. Nu-Metrics added $184,000 in selling and administrative expenses for the one month as part of the Company. Corporate level administrative expenses increased $265,000 as a result of increased salaries and bonuses. Energy Absorption and its subsidiaries had a $277,000 increase in selling and administrative expenses which was due to the increased level of sales.

Research and development expenses in the first six months of the current year remained consistent at $730,000 compared to $730,000 in the same period last year. During the current year, the Company continued with its testing of a wider version of the Company's REACT 350 -Registered Trademark- crash cushion as well as a snowplowable road marker and other developmental products.

Interest income in the first six months of the current year was $66,000 compared to $400,000 in the same period last year. Interest income declined as a result of a decline in the Company's cash from $10,039,000 at December 31, 1997 compared to $2,752,000 at the end of the current period. Interest expense in the first six months of the current year was $380,000 compared to $103,000 in the same period last year. Current period interest expense relates to seller financing in connection with the acquisition of Roadway Safety Service and bank debt incurred in connection with the acquisitions of Highway Information Systems and Nu-Metrics.

The Company's effective income tax rate for the first six months of the current year was 35% compared to an effective income tax rate of 30% in the same period last year due to last year's realization of certain tax benefits along with the settlement of certain tax contingencies. The Company believes its effective income tax rate for the current year will be approximately 35%.


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the second quarter of fiscal 1999 increased 22% to $14,802,000 from $12,118,000 in the second quarter of fiscal 1998 due to both internal sales growth as well as growth from acquisitions the Company completed during fiscal 1998 and 1999. Internal sales increased 13% resulting from demand for Energy Absorption's newer crash cushion products. Energy Absorption's permanent line of crash cushion products increased principally due to strong unit sales of the QuadGuard family of crash cushions including the newer wide and low maintenance versions of this product line. Sales dollars of the QuadGuard products increased at a lesser rate due to the lower selling price of some of these products. The Company also experienced sales increases in its TMA product line, including the Alpha 100k TMA. Parts sales and sales of Safe-Hit's highway delineators also increased during the quarter. Highway Information Systems contributed sales of $660,000 for the period. Nu-Metrics, Inc. contributed sales of $487,000 for the one month period as part of the Company. Roadway Safety Service sales for the current quarter remained consistent at $1,334,000 compared to $1,339,000 in the same quarter last year. Somewhat offsetting these sales increases, sales of the Energite barrel product line and Triton Barrier declined during the quarter. Spin-Cast Plastics' custom molded products also declined during the quarter.

The gross profit margin in the second quarter of fiscal 1999 increased to 42.7% from 40.9% in the second quarter last year. This was due principally to the higher gross margins at Highway Information Systems and Nu-Metrics than the Company's historical gross margins. Energy Absorption and its subsidiaries had a decline in gross margin in the current quarter compared to the same quarter last year due to a change in sales mix from the GREAT crash cushion to the lower margin QuadGuard crash cushion product line.

Selling and administrative expenses in the second quarter of the current year increased 16% to $4,293,000 from $3,716,000 in the second quarter last year. This was due principally to the fiscal 1998 acquisitions of Roadway Safety Service and Highway Information Systems which added a combined increase of $307,000 in selling and administrative expenses. Nu-Metrics added $184,000 in selling and administrative expenses for the one month as part of the Company. Energy Absorption and its subsidiaries had a $162,000 increase in selling and administrative expenses which was due to their increased level of sales. Corporate level administrative expenses declined slightly in the quarter from the same quarter last year.

Research and development expenses in the second quarter of the current year increased 13% to $437,000 from $387,000 in the same period last year. During the current year, the Company continued with its testing of a wider version of the Company's REACT 350 crash cushion as well as a snowplowable road marker and other developmental products.

Interest income in the second quarter of the current year was $27,000 compared to $165,000 in the second quarter last year. Interest income declined as a result of a decline in the Company's cash from $10,039,000 at December 31, 1997 to $2,752,000 at the end of the current quarter. Interest expense in the second quarter of the current year was $212,000 compared to $102,000 in the second quarter last year resulting from additional bank debt incurred in connection with the acquisitions of Highway Information Systems and Nu-Metrics.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $2,752,000 and access to additional funds of $22,500,000 under its bank arrangements as of December 31, 1998. Continuing operating activities were a source of cash for the Company for the first six months of fiscal 1999 providing $5,250,000. Discontinued operations, however, used cash of $4,760,000 primarily for a legal settlement related to the Company's dispute with the Recording Industry Association of America and for legal expenses and lease commitments. This resulted in net cash provided by all operating activities of $490,000.

Investing activities used cash of $14,449,000 during the current six month period of which $13,040,000 was used for the purchase of Nu-Metrics. In addition, the Company used cash of $1,109,000 for the purchase of equipment.

Financing activities provided cash of $12,784,000 during the current six month period. The Company received cash of $14,000,000 from borrowings under its revolving credit facility principally to fund the purchase of Nu-Metrics. The payment of the Company's semi-annual cash dividend used cash of $1,021,000. The Company also used cash of $537,000 for the payment of notes due in connection with the acquisition of Roadway Safety Service and for payments on long-term debt at Nu-Metrics. Offsetting these cash payments somewhat, the Company received cash of $342,000 for the exercise of common stock options.

For fiscal 1999, the Company anticipates needing less than $2,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. In addition, the Company may also need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility, are sufficient for all planned operating and capital requirements.

Year 2000 Issue
---------------------

During the current quarter, the Company continued making an assessment of its Year 2000 (Y2K) issues relative to its own information technology and non-information technology as well as assessing the state of Y2K readiness of its vendors and customers. The Company's Y2K task force, consisting of senior management, continued to assess the Company's state of readiness and to implement an action plan to correct Y2K deficiencies. The Company determined that its principal software programs for financial, order entry and manufacturing planning is not Y2K compliant and has upgraded these programs to more advanced versions that are Y2K compliant. The Company will begin assessing the state of Y2K readiness for Nu-Metrics, Inc., its recent acquisition during the Company's third fiscal quarter.

In addition, the Company continued to evaluate the impact of the Y2K issue on its non-information technology systems, such as manufacturing machinery, equipment, computer-aided design and test equipment as well as products with date sensitive software and embedded microprocessors. The Company completed the assessment phase of its non-information technology systems during its second fiscal quarter and has begun taking remedial action in the Company s third fiscal quarter.

The Company has plans to initiate communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations related to Y2K issues. However, there can be no certainty that the systems and products of other companies on which the Company relies will not have a material adverse effect on the Company's operations. In addition, much of the Company's revenues are derived from various federal state agencies which may not be Y2K compliant. The Company expects to complete this assessment phase during fiscal 1999.

The Company anticipates completing substantially all of its Y2K projects during fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or developing contingency plans. The estimated cost to correct the Company's Y2K deficiencies is approximately $300,000. This estimate includes $200,000 in costs to upgrade its information technology systems with the balance of the estimate for any changes or modifications needed for non-information technology systems. The Company estimates it has spent approximately $200,000 to date. While the Company believes that its non-information technology and vendor and customer issues are of a lower risk, until the Company's assessment of these risks is complete there can be no assurance that these issues will not have a material effect on the Company's operations. All estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated.

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

FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; any adverse effects due to the Y2K issue; and competitive and general economic conditions.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  Legal Proceedings
--------------------------

1. DISCOVISION ASSOCIATES V. DISC MANUFACTURING, INC. Case No. 95-21, Consolidated with Disc Manufacturing, Inc. v. Pioneer and Discovision, Case No. 95-345, U.S. District Court for the District of Delaware. In December 1998, all litigation between the parties was settled on terms mutually satisfactory to the parties. See the Company's Form 10-K for the period ended June 30, 1998, Item 3, for additional information about this litigation.

2. Thomson S.A. v. Time Warner et al., Case No. 94-83, U.S. District Court for the District of Delaware. On January 25, 1999, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's decision to sustain the jury verdict in favor of Disc Manufacturing, Inc. See the Company's Form 10-K for the period ended June 30, 1998, Item 3, for additional information about this litigation.

ITEM 2.  Changes in Securities
------------------------------
None.

ITEM 3.  Default upon Senior Securities
---------------------------------------
None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on November 18, 1998. The matters voted on at the Annual Meeting were as follows:

(i) The election of William G. Fowler and Robert D. van Roijen, Jr. to serve as directors.

(ii) The approval of the amendment to the Company's 1993 Long-Term Stock Ownership Inventive Plan.

(iii) The approval of the amendment to the Company's 1991 Director Stock Option Plan.

(iv) The approval of PricewaterhouseCoopers LLP as independent auditors for the Company.

Messrs. Fowler and van Roijen were elected and all other matters were approved as follows:

VOTES
======


                                                        ABSTAIN OR     NO
                             FOR          AGAINST       WITHHELD      VOTE
=============================================================================

ELECTION OF DIRECTORS
  William G. Fowler          6,492,441                      680,212
  Robert D. van Roijen, Jr.  6,497,003                      675,650

APPROVAL OF AMENDMENT OF
  1993 LONG-TERM STOCK
  OWNERSHIP INCENTIVE PLAN   5,288,830     1,826,527         57,296

APPROVAL OF AMENDMENT OF
  1991 DIRECTOR STOCK
  OPTION PLAN                5,765,208     1,341,648         65,797

APPROVAL OF
PRICEWATERHOUSECOOPERS LLP   7,138,951        11,776         21,926


ITEM 5.  Other Information
--------------------------
None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) On December 16, 1998, the Company filed a report on Form 8-K dated December 9, 1998 reporting under Item 2 "Acquisition or Disposition of Assets" , that the Company had purchased all of the outstanding stock of Nu-Metrics, Inc. and had transferred all of the stock to its wholly-owned subsidiary, the TranSafe Corporation. The Company also reported under Item 5 "Other Events" that the Company had settled litigation between its formerly owned subsidiary, Disc Manufacturing, Inc., and Discovision Associates and certain of its related entities. A Form 8-K/A was filed on February 8, 1999 with respect to the Nu-Metrics, Inc. acquisition, containing Nu-Metrics, Inc. financial statements and pro forma financial information.

(b)  Exhibits

     None.

                                SIGNATURE
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                QUIXOTE CORPORATION


DATED:  February 12, 1999                        /s/ Daniel P. Gorey
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