Form 10-Q
period 1999-03-31
QUIXOTE CORP
filed 1999-05-12
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

              -------------------------------------------------------
              [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                         For the period ended March 31, 1999

                                         or

              [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                           for the transition period from

                           ------------  To  ------------

                     -----------------------------------------
                           Commission file number 0-7903

                 I.R.S. Employer Identification Number 36-2675371

                                QUIXOTE CORPORATION

                             (a Delaware Corporation)
                              One East Wacker Drive
                              Chicago, Illinois 60601

                             Telephone: (312) 467-6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,039,501 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 1999.

                                         PART I
                                   FINANCIAL INFORMATION
                             QUIXOTE CORPORATION AND SUBSIDIARIES
                       Consolidated Condensed Statements of Operations
                                        (Unaudited)


                                                 Nine Months Ended March 31,
                                                 ----------------------------

                                                     1999             1998
                                                     ----             ----
Net sales ..................................     $ 49,212,000     $ 37,273,000
Cost of sales ..............................       27,400,000       21,135,000
                                                 ------------     ------------
Gross profit ...............................       21,812,000       16,138,000

Operating expenses:
  Selling & administrative .................       14,327,000       10,959,000
  Research & development ...................        1,186,000        1,119,000
                                                 ------------     ------------
                                                   15,513,000       12,078,000

Operating profit ...........................        6,299,000        4,060,000

Other income (expense):
  Interest income ..........................           76,000          484,000
  Interest expense .........................         (723,000)        (203,000)
  Other ....................................           29,000           16,000
                                                 ------------     ------------
                                                     (618,000)         297,000
                                                 ------------     ------------

Earnings from continuing operations before
  income taxes .............................        5,681,000        4,357,000
Provision for income taxes .................        1,988,000        1,307,000
                                                 ------------     ------------
Earnings from continuing operations ........        3,693,000        3,050,000
                                                 ------------     ------------

Earnings (loss) from discontinued operations
  (net of income taxes).....................          240,000       (1,980,000)
                                                 ------------     ------------
Net earnings ...............................     $  3,933,000     $  1,070,000
                                                 ------------     ------------
Per share data - basic:
  Earnings from continuing operations ......     $        .46     $        .38
  Earnings (loss) from discontinued
    operations..............................              .03             (.25)
                                                 ------------     ------------
  Net earnings .............................     $        .49     $        .13
                                                 ------------     ------------

See Notes to Consolidated Condensed Financial Statements.

                           QUIXOTE CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Operations-Continued
                                     (Unaudited)


                                                    Nine Months Ended March 31,
                                                    ----------------------------
                                                       1999           1998
                                                       ----           ----
Per share data - diluted:
  Earnings from continuing operations ...........   $      .45      $      .38
  Earnings (loss) from discontinued operations ..          .03            (.25)
                                                    ----------      ----------
  Net earnings ..................................   $      .48      $      .13
                                                    ----------      ----------
Shares used to compute earnings per share:
  Basic ........................................     7,962,584       7,971,514
                                                    ----------       ---------
  Diluted ......................................     8,216,341       8,065,789
                                                    ----------       ---------

See Notes to Consolidated Condensed Financial Statements.

                    QUIXOTE CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                 (Unaudited)


                                              Three Months Ended March 31,
                                            -------------------------------
                                                  1999            1998
                                                  ----            ----
Net sales ..................................  $18,347,000      $12,821,000
Cost of sales ..............................   10,098,000        7,436,000
                                              ------------      -----------
Gross profit ...............................    8,249,000        5,385,000

Operating expenses:
  Selling & administrative .................    5,746,000        3,824,000
  Research & development ...................      456,000          389,000
                                              ------------      -----------
                                                6,202,000        4,213,000

Operating profit ...........................    2,047,000        1,172,000

Other income (expense):
  Interest income ..........................       10,000           84,000
  Interest expense .........................     (343,000)        (100,000)
  Other ....................................       29,000           15,000
                                              ------------      -----------
                                                 (304,000)          (1,000)
                                              ------------      -----------

Earnings from continuing operations
  before income taxes .....................     1,743,000        1,171,000
Provision for income taxes ................       610,000          351,000
                                              ------------      -----------
Earnings from continuing operations .......     1,133,000          820,000
                                              ------------      -----------

Earnings from discontinued operations
  (net of income taxes)....................       240,000
                                              ------------      -----------
Net earnings ..............................   $ 1,373,000      $   820,000
                                              ------------      -----------

Per share data - basic:
  Earnings from continuing operations         $       .14      $       .10
  Earnings from discontinued operations               .03
                                              ------------      -----------
  Net earnings.............................   $       .17      $       .10
                                              ------------      -----------

See Notes to Consolidated Condensed Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
            Consolidated Condensed Statements of Operations-Continued
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                               -------------------------------
                                                    1999              1998
                                                    ----              ----
Per share data - diluted:
  Earnings from continuing operations .......... $       .14       $        .10
  Earnings from discontinued operations ........         .03
                                                 -----------       ------------
  Net earnings ...... .......................... $       .17       $        .10
                                                 -----------       ------------

Shares used to compute earnings per share:
  Basic ........................................   8,018,193          7,904,556
                                                 -----------        -----------
  Diluted ......................................   8,238,973          7,998,831
                                                 -----------        -----------

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                     March 31,         June 30,
                                                    ----------------------------
ASSETS                                                 1999             1998
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ...................... $  1,340,000      $  3,927,000
  Accounts receivable, net of allowances for
    doubtful accounts of $475,000 at
    March 31 and $565,000 at June 30 .............   15,593,000        13,976,000

  Refundable income taxes ........................                      1,132,000

  Inventories:
    Raw materials ................................    4,726,000         3,046,000
    Work in process ..............................    1,220,000           696,000
    Finished goods ...............................    3,186,000         2,084,000
                                                     ----------        ----------
                                                      9,132,000         5,826,000
                                                     ----------        ----------

  Deferred income tax assets .....................    2,077,000         1,642,000

  Assets of discontinued operations...............    1,181,000

  Other current assets ...........................      481,000           350,000
                                                     ----------        ----------
  Total current assets ...........................   29,804,000        26,853,000
                                                     ----------        ----------

Property, plant and equipment, at cost ...........   26,375,000        23,236,000
Less accumulated depreciation ....................  (10,777,000)       (9,754,000)
                                                     ----------        ----------
                                                     15,598,000        13,482,000
                                                     ----------        ----------

Intangible assets.................................   24,231,000        12,553,000
Other assets .....................................    1,229,000           987,000
Assets of discontinued operations ................                      5,190,000
                                                     ----------        ----------
                                                   $ 70,862,000      $ 59,065,000
                                                     ==========        ==========

See Notes to Consolidated Condensed Financial Statements.

                          QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                       March 31,       June 30,
                                                     ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                    1999            1998
----------------------------------------------------------------------------------
                                                     (Unaudited)
Current liabilities:
  Current portion of long-term debt ................ $   550,000      $   497,000
  Accounts payable .................................   1,872,000        1,681,000
  Dividends payable ................................                    1,021,000
  Accrued expenses .................................   6,103,000        3,894,000
  Income taxes payable..............................   2,410,000
  Liabilities of discontinued operations ...........                    4,614,000
                                                      ----------       ----------
  Total current liabilities ........................  10,935,000       11,707,000
                                                      ----------       ----------

Deferred income tax liabilities ....................     795,000          795,000

Long-term debt, net of current portion..............  14,908,000        7,677,000

Liabilities of discontinued operations..............   1,247,000

Shareholders' equity:
  Common stock .....................................     151,000          148,000
  Capital in excess of par value of stock ..........  32,665,000       31,396,000
  Retained earnings ................................  18,143,000       15,324,000
  Treasury stock, at cost ..........................  (7,982,000)      (7,982,000)
                                                      ----------       ----------
  Total shareholders' equity .......................  42,977,000       38,886,000
                                                      ----------       ----------
                                                     $70,862,000      $59,065,000
                                                     ===========      ===========

See Notes to Consolidated Condensed Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                   Nine Months Ended March 31,
                                                  -----------------------------
                                                       1999             1998
                                                       ----             ----
Cash from operating activities:
Earnings from continuing operations............... $ 3,693,000       $ 3,050,000
Adjustments to reconcile earnings from continuing
operations to net cash provided by operating
activities:
  Depreciation ....................................  1,320,000         1,140,000
  Amortization.....................................  1,210,000           595,000
  Provision for losses on accounts receivable......    (94,000)            4,000
  Changes in operating assets and liabilities
  (net of the effect of acquisitions):
    Accounts receivable ..........................    (865,000)         (279,000)
    Refundable income taxes ......................   1,132,000         1,329,000
    Inventories and other current assets..........  (2,635,000)         (914,000)
    Accounts payable and accrued expenses .........  1,051,000        (1,409,000)
    Income taxes payable ........................    2,410,000           196,000
                                                    ----------        ----------
Net cash provided by operating activities of
  continuing operations...........................   7,222,000         3,712,000
Net cash provided by (used in) discontinued
  operations .....................................   1,542,000        (6,712,000)
                                                    ----------        ----------
Net cash provided by (used in) operating
  activities.......................................  8,764,000        (3,000,000)
                                                    ----------        ----------
Investing activities:
  Cash paid for acquired business (net of cash on
    books)........................................ (13,701,000)       (4,822,000)
  Purchase of property, plant and equipment ......  (1,881,000)       (1,114,000)
  Investment in Transportation Management
    Technologies, LLC.............................    (500,000)
 Other ..........................................      (49,000)         (457,000)
                                                    ----------        ----------
Net cash used in investing activities............. (16,131,000)       (6,393,000)
                                                    -----------       ----------

Financing activities:
  Borrowing on revolving line of credit............  7,100,000
  Payments on notes payable ......................    (797,000)         (729,000)
  Payment of semi-annual cash dividend ...........  (2,135,000)       (2,070,000)
  Proceeds from exercise of common stock options .     612,000           245,000
  Repurchase of common stock for the treasury ....                    (1,855,000)
                                                    ----------        ----------
Net cash provided by (used in) financing
  activities .....................................   4,780,000        (4,409,000)
                                                    ----------        ----------
Decrease in cash and cash equivalents.............  (2,587,000)      (13,802,000)

Cash and cash equivalents at beginning of period..   3,927,000        18,463,000
                                                     ---------        ----------
Cash and cash equivalents at end of period ....... $ 1,340,000       $ 4,661,000
                                                     ---------        ----------

Note: During the nine months ended March 31, 1999, the Company had net cash refunds of $1,554,000 for income taxes and paid $742,000 for interest. During the same period in the prior year, the Company had net cash refunds of $217,000 for income taxes and paid $203,000 for interest.

See Notes to Consolidated Condensed Financial Statements.

                        QUIXOTE CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Condensed Financial Statements
                                      (Unaudited)

1. The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation. Operating results for the three and nine months ended March 31, 1999 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2. The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:


                                           Three Months Ended     Nine Months Ended

                                               March 31,             March 31,

                                           1999       1998         1999      1998
                                           ----       ----         ----      ----
Net earnings per share of common stock:
    Basic ......................          $ .17      $  .10      $  .49     $  .13
    Diluted ....................          $ .17      $  .10      $  .48     $  .13

Numerator:
----------
Net earnings available to
  common shareholders-basic
  and diluted: .................    $ 1,373,000  $  820,000  $3,933,000 $1,070,000
                                     ==========  ==========   =========  =========
Denominator:
------------
Weighted average shares
  outstanding-basic: ...........      8,018,193   7,904,556   7,962,584  7,971,514

Effect of dilutive securities
  options ......................        220,780      94,275     253,757     94,275
                                     ----------  ----------   ---------  ---------
Weighted average shares
  outstanding-diluted ..........      8,238,973   7,998,831   8,216,341  8,065,789
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

4. On December 9, 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired Nu-Metrics, Inc., a Uniontown, Pennsylvania based developer and manufacturer of traffic sensing and distance measuring devices. This transaction was accounted for as a purchase and was effective as of December 1, 1998. The purchase price was $13,701,000 which was paid in cash. When acquired, Nu-Metrics had long-term debt of approximately $981,000. Goodwill recorded in the transaction of approximately $12,500,000 will be amortized over a 20 year life.

The following unaudited proforma summary presents the consolidated results of operations as if the acquisition of Nu-Metrics had occurred at the beginning of the period presented below:


                                                     Nine Months Ended March 31,
                                                   -------------------------------
                                                         1999              1998
                                                         ----              ----
Net sales ......................................   $  51,509,000     $  41,550,000
                                                    ------------        ----------
Net earnings....................................   $   3,666,000     $   1,126,000
                                                    ------------        ----------
Net earnings per diluted share..................   $         .45        $      .14
                                                    ------------        ----------

5. During the second quarter the Company and its wholly-owned subsidiary, TranSafe Corporation, entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The joint venture is with G.I.E. Technologies, Inc., based in Montreal, Canada, and eight independent distributors of the Company's highway products. TranSafe is required to invest up to $1,000,000 in $250,000 quarterly installments for an 18% interest in Transportation Management Technologies, L.L.C., the company formed to market the products and services. This investment is being accounted for under the equity method of accounting.

6. On March 26, 1999, DMI assigned all of its rights to certain real property and a building, located in Huntsville, Alabama to Cinram, Inc. upon Cinram's exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less approximately $238,000 for roof repairs agreed to by both parties.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first nine months of fiscal 1999 increased 32% to $49,212,000 from $37,273,000 for the first nine months of fiscal 1998 due to both internal sales growth as well as growth from three acquisitions the Company completed during fiscal 1998 and 1999. Internal sales increased 18% resulting from demand for Energy Absorption System, Inc.'s newer crash cushion products. Energy Absorption's permanent line of crash cushion products increased 36% due to strong sales of the QuadGuard -Registered Trademark- family of crash cushions including the newer wide and low maintenance versions of this product line. The Company also experienced sales increases in its truck-mounted attenuator (TMA) product line, including the Alpha 100k TMA -TM-. Parts sales and sales of Safe-Hit Corporation's highway delineators also increased during the period. Roadway Safety Service, Inc., acquired in October 1997, increased sales $2,317,000 to $4,917,000 for the nine month period. Highway Information Systems, Inc., acquired April 1, 1998, contributed sales of $1,696,000 for the period. Nu-Metrics, Inc., acquired December 1, 1998, contributed sales of $1,801,000 for the four month period as part of the Company. Nu-Metrics is a leading manufacturer of electronic measuring and sensing devices for highway safety and traffic monitoring. Somewhat offsetting these sales increases, sales of the Energite-Registered Trademark- barrel product line and Triton Barrier-Registered Trademark-declined during the period. Spin-Cast Plastics, Inc.'s custom molded products also declined during the period.

The gross profit margin in the first nine months of the current year increased to 44.3% from 43.3% in the same period last year. Energy Absorption and its subsidiaries had an increase in gross profit margin due principally to efficiencies related to the increase in sales. Roadway Safety Service also had an increase in its gross margin for the nine month period due to both lower vendor costs as well as the increase in sales volume. Highway Information Systems and Nu-Metrics, acquisitions not part of the Company in last year's nine month period, contributed to the increase in gross margin as their gross margins are higher than the Company's historical gross profit margin.

Selling and administrative expenses in the first nine months of the current year increased 31% to $14,327,000 from $10,959,000 in the first nine months last year. This was due principally to the fiscal 1998 and 1999 acquisitions of Roadway Safety Service, Highway Information Systems and Nu-Metrics which added a combined $1,756,000 in selling and administrative expenses for the nine month period. Corporate level administrative expenses increased $867,000 due principally to increased salaries and benefits, investor relations and professional services expenses. Energy Absorption and its subsidiaries had a $745,000 increase in selling and administrative expenses which was due to their increased level of sales.

Research and development expenses in the first nine months of the current year increased slightly to $1,186,000 compared to $1,119,000 in the same period last year. During the current year, the Company continued with its testing of a wider version of the Company's REACT 350-Registered Trademark-crash cushion as well as a snowplowable reflective road marker and other developmental crash cushion products.

Interest income in the first nine months of the current year was $76,000 compared to $484,000 in the same period last year. Interest income declined as a result of a decline in the Company's cash as it has been deployed for the acquisition of several business's during the past year. Interest expense in the first nine months of the current year was $723,000 compared to $203,000 in the same period last year. Current period interest expense relates to seller financing in connection with the acquisition of Roadway Safety Service and bank debt incurred in connection with the acquisitions of Highway Information Systems and Nu-Metrics.

The Company's effective income tax rate for the first nine months of the current year was 35% compared to an effective income tax rate of 30% in the same period last year due to last year's realization of certain tax benefits along with the settlement of certain tax contingencies. The Company believes its effective income tax rate for the current year will be approximately 35%.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the third quarter of fiscal 1999 increased 43% to $18,347,000 from $12,821,000 in the third quarter of fiscal 1998 due to both internal sales growth as well as growth from acquisitions the Company completed during fiscal 1998 and 1999. Internal sales increased 29% resulting from demand for Energy Absorption's newer crash cushion products. Energy Absorption's permanent line of crash cushion products increased principally due to strong unit sales of the QuadGuard family of crash cushions including the newer wide and low maintenance versions of this product line. The Company also experienced sales increases in its TMA and Energite barrel product line. Parts sales and sales of Safe-Hit's highway delineators also increased during the quarter. Highway Information Systems contributed sales of $440,000 for the quarter. Nu-Metrics contributed sales of $1,314,000 for the quarter. Roadway Safety Service's sales for the current quarter increased 39% to $1,753,000 from $1,261,000 in the same quarter last year. Somewhat offsetting these sales increases, sales of the Triton Barrier-Registered Trademark-declined during the quarter. Spin-Cast Plastics' custom molded products also declined during the quarter.

The gross profit margin in the third quarter of fiscal 1999 increased to 45.0% from 42.0% in the third quarter last year. Energy Absorption Systems and its subsidiaries had an increase in its gross profit margin due principally to efficiencies related to the increase in sales. Roadway Safety Service also had an increase in its gross margin for the quarter due to both lower vendor costs as well as the increase in sales volume. Highway Information Systems and Nu-Metrics, acquisitions not part of the Company in last year's third quarter, contributed to the increase in gross margin as their gross margins are higher than the Company's historical gross profit margin.

Selling and administrative expenses in the third quarter of the current year increased 50% to $5,746,000 from $3,824,000 in the third quarter last year. This was due principally to the acquisitions of Highway Information Systems and Nu-Metrics which added a combined increase of $786,000 in selling and administrative expenses. Energy Absorption and its subsidiaries had a $468,000 increase in selling and administrative expenses which was due principally to the increased level of sales. Roadway Safety Service had increased selling and administrative expenses of $66,000 also due to increased sales. Corporate level administrative expenses increased $602,000 due principally to increased salaries and benefits, investor relations and professional services expenses.

Research and development expenses in the third quarter of the current year increased 17% to $456,000 from $389,000 in the same quarter last year. During the current quarter, the Company continued with the development and testing of advanced new crash cushion products as well as a snowplowable road marker and other developmental projects.

Interest income in the third quarter of the current year was $10,000 compared to $84,000 in the third quarter last year. Interest income declined as a result of a decline in the Company's cash as it has been deployed through the Company's acquisitions. Interest expense in the third quarter of the current year was $343,000 compared to $100,000 in the third quarter last year resulting from additional bank debt incurred in connection with the acquisitions of Highway Information Systems and Nu-Metrics.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------

The Company had cash and cash equivalents of $1,340,000 and access to additional funds of $29,400,000 under its bank arrangements as of March 31, 1999. Continuing operating activities were a source of cash for the Company for the first nine months of fiscal 1999 providing $7,222,000. Discontinued operations were also a source of cash generating $1,542,000 as a result of the sale of a building for $6,709,000 related to a business previously sold. Cash was used by discontinued operations for payments for a legal settlement related to the Company's dispute with the Recording Industry Association of America and for legal expenses and lease commitments. This resulted in net cash provided by all operating activities of $8,764,000.

Investing activities used cash of $16,131,000 during the current nine month period of which $13,701,000 was used for the purchase of Nu-Metrics. In addition, the Company used cash of $1,881,000 for the purchase of equipment and used additional cash of $500,000 for an equity investment in Transportation Management Technologies, L.L.C. as discussed in the notes to the financial statements.

Financing activities provided cash of $4,780,000 during the current nine month period. The Company received cash of $7,100,000 from borrowings under its revolving credit facility to fund, in part, the purchase of Nu-Metrics. The payment of the Company's semi-annual cash dividend used cash of $2,135,000. The Company also used cash of $797,000 for the payment of notes due in connection with the acquisition of Roadway Safety Service and for payments on long-term debt at Nu-Metrics. Offsetting these cash payments somewhat, the Company received cash of $612,000 for the exercise of common stock options.

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

YEAR 2000 ISSUE
---------------------

During the current year, the Company continued making an assessment of its Year 2000 (Y2K) issues relative to its own information technology and non-information technology as well as assessing the state of Y2K readiness of its vendors and customers. The Company's Y2K task force, consisting of senior management, continued to assess the Company's state of readiness and to implement an action plan to correct Y2K deficiencies. The Company determined that its principal software programs for financial, order entry and manufacturing planning were not Y2K compliant and has upgraded these programs to more advanced versions that are Y2K compliant. The Company has begun assessing the state of Y2K readiness for Nu-Metrics, Inc., its recent acquisition, during the Company's third fiscal quarter.

In addition, the Company continued to evaluate the impact of the Y2K issue on its non-information technology systems, such as manufacturing machinery, equipment, computer-aided design and test equipment as well as products with date sensitive software and embedded microprocessors. The Company completed the assessment phase of its non-information technology systems during its second fiscal quarter and has begun taking remedial action in the Company's third fiscal quarter.

The Company has initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations related to Y2K issues. However, there can be no certainty that the systems and products of other companies on which the Company relies will not have a material adverse effect on the Company's operations. In addition, much of the Company's revenues are derived from various federal and state agencies which may not be Y2K compliant. The Company expects to complete this assessment phase during fiscal 1999.

The Company anticipates completing substantially all of its Y2K projects during fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or developing contingency plans. The estimated cost to correct the Company's Y2K deficiencies is approximately $300,000. This estimate includes $200,000 in costs to upgrade its information technology systems with the balance of the estimate for any changes or modifications needed for non-information technology systems. The Company estimates it has spent approximately $250,000 to date. While the Company believes that its non-information technology and vendor and customer issues are of a lower risk, until the Company's assessment of these risks is complete there can be no assurance that these issues will not have a material effect on the Company's operations. All estimates of Y2K related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated.

In the event the Company is unable to take corrective measures related to its Y2K issues, the Company's ultimate contingency plan is to outsource critical computer applications where feasible, and in addition, create manual systems until such corrective measures are taken. Please refer to the Company's disclosure in its Form 10-K for the period ended June 30, 1998 for additional information.

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

                                       PART II
                                   OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

1. Thomson S.A. v. Time Warner et al., Case No. 94-83, U.S. District Court for the District of Delaware. On April 26, 1999, Thomson S.A. filed with the U.S. Supreme Court a petition for a Writ of Certiorari. No decision to hear this case has been made by the Supreme Court as of this time. See the Company's Form 10-K for the period ended June 30, 1998, Item 3, for additional information about this litigation.

2. Repetitive Stress Injury Litigation. The Company has agreed to settle for a nominal amount ten of the remaining eleven repetitive stress injury cases and has been advised that the remaining case will be dismissed. See the Company's Form 10-K for the period ended June 30, 1998, Item 3, for additional information.

    ITEM 2.  Changes in Securities
    ------------------------------
    None.

    ITEM 3.  Default upon Senior securities
    ---------------------------------------
    None.

    ITEM 4.  Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------
    None.

    ITEM 5.  Other Information
    --------------------------
    None.

    ITEM 6.  Exhibits and reports on Form 8-K
    -----------------------------------------

    (a)  None

    (b)  Exhibits

         10 (a) Second Amendment and Waiver to Amended and Restated Loan Agreement dated as of March 15, 1999 among Quixote Corporation and certain subsidiaries, the Northern Trust Company, LaSalle National Bank and American National Bank and Trust Company, and Amended and Restated Revolving Credit Notes, filed herewith.

         10 (b) Partial Assignment of Lease and Equity in Project dated
         March 26, 1999 by and between Disc Manufacturing Inc. (n/k/a Quixote Laser Corporation), Cinram, Inc. and the Industrial Development Board of the City of Huntsville, and Termination of Sublease dated March 26, 1999 by and between Disc Manufacturing, Inc. (n/k/a Quixote Laser Corporation) and Cinram, Inc., filed herewith.

                                     SIGNATURE
                                     ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                               QUIXOTE CORPORATION

DATED:  May 12, 1999                               /s/ Daniel P. Gorey
        ------------                               -------------------
                                                   DANIEL P. GOREY
                                                   Chief Financial Officer
                                                   Vice President and Treasurer
                                                   (Chief Financial & Accounting
                                                    Officer)