Form 10-K405
period 1999-06-30
QUIXOTE CORP
filed 1999-09-27
CIK 32870

                                  FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

              For the fiscal year ended                 June 30, 1999
                                                ----------------------------
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period                 to
                               --------------       ----------------

                      Commission file number           0-7903
                                             --------------------------

                                Quixote Corporation
                    -------------------------------------------
               (Exact name of registrant as specified in its charter)

                   DELAWARE                               36-2675371
       -----------------------------                   ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

        ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS              60601
        ------------------------------------------       ---------------
        (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number including area code:     (312) 467-6755
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

                       $112,046,505 as of August 27, 1999
                ------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                       PAGE
                                                                           -------
  Item  1.  Business......................................................   3-6

  Item  2.  Properties....................................................     7

  Item  3.  Legal Proceedings.............................................     8

  Item  4.  Submission of Matters to a Vote of Security Holders...........     8


PART II

  Item  5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................     9

  Item  6.  Selected Financial Data.......................................     9

  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 10-14

  Item  8.  Financial Statements and Supplementary Data................... 15-28

  Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    29


PART III

  Item 10.  Directors and Executive Officers of the Registrant............    29

  Item 11.  Executive Compensation........................................    29

  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management..............................................    30

  Item 13.  Certain Relationships and Related Transactions................    30


PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................. 30-33



SIGNATURES................................................................    34

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

As of June 30, 1999, Quixote Corporation and its subsidiaries employed approximately 560 people.

Description of Business
-----------------------

The Company's business is highway and transportation safety with its current operating subsidiaries concentrating on safety problems and their solutions for the highways. There are two broad categories of products for improving safety on the roads: products which minimize the severity of crashes that occur and products designed to prevent crashes from occurring by directing or providing information. The Company's products are sold primarily by a single sales force to similar customers in the highway construction and safety business.

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

The Company develops, manufactures and markets a line of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

The Company also manufactures and sells products that prevent crashes and help control the flow of traffic by directing, guiding or providing information. The Company manufactures and markets a line of flexible sign and guide post systems (delineators) and a glare screen system. The guide posts are extruded from polypropylene and are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polypropylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles on roads where the inside lanes are adjacent to the median barrier.

Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures and markets highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. HIS has two principal products: a stationary system, the Hiway Max-TM- and a mobile system, the Solar Max-TM-. The Hiway Max is intended to be used near long-term construction sites, a public arena, or other frequently congested traffic areas. The Solar Max is easily transported and is intended for short-term or emergency uses and allows the transmission of information without an external power source. Both systems use AM radio frequencies to communicate messages to motorists about traffic, road conditions and weather. The messages may be pre-recorded or updated real-time through a phone line with reception up to six miles from the unit.

To complement its business of providing information to prevent crashes from occurring, the Company acquired Nu-Metrics, Inc. in December of 1998. Since it was founded in 1970, Nu-Metrics has developed innovative products that employ technology to gather and use information to relieve traffic congestion. It was the first company to market a self-contained, wireless, magnetic traffic counter/classifier. Today, its key products include the Groundhog-Registered Trademark- line of permanent traffic monitors, which gather information on the volume, speed and class of vehicles as well as road surface conditions and transmits this data via spread spectrum wireless (RF) to a receiver unit. The data is then relayed real-time to a base computer or control center for monitoring. The Speed Sign-Registered Trademark- measures and displays the speed of passing vehicles. The Hi-Star-Registered Trademark-is a portable traffic counter/classifier. The Nitestar-Registered Trademark-is a vehicle-installed device that can accurately measure the distance between any two fixed points on the highway. Nu-Metrics also manufactures and markets remote traffic and weather information networks (RTWIN). Using a tower equipped with weather instruments and special detectors mounted in the road, RTWIN products can detect freezing conditions and provide valuable data to dispatch salt trucks or automatically activate anti-icing systems.

Products can be further broken down into permanent and construction zone applications and, as such, are sold to those markets. Most of the products for permanent and construction zone applications are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 which provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA makes the products eligible for federal funds for highway projects.

The Company provides product education, selection and application assistance. The Company, in some cases, performs site preparation and installation for its products. These services are generally performed by the Company's distributor/contractor network.

Competition and Marketing
-------------------------

The Company's products are sold in all 50 U.S. states. Regional managers supervise domestic distributors and make direct sales in areas not covered by distributors. Although the federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of the Company's domestic products. The Company sells its products principally to either distributors or to contractors (on behalf of state and local governments). For certain products, the Company sells using catalogs and inside sales personnel.

Many international governments are now beginning to recognize the need for crash cushions and the Company's other highway safety products as a method of reducing traffic fatalities. The Company's products are sold internationally through a network of 47 distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments. International sales for 1999 were $6.3 million.

The Company does experience competition in specific crash cushion product lines, particularly in the sand barrel, QuadGuard, REACT 350 and TMA lines. The Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN) and with other smaller regional companies. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. There are several companies that manufacture and sell highway advisory radio systems. Nu-Metric's traffic counters and sensors compete with many different technologies including inductive loop detectors, microwave and infra red sensors and machine vision (video) that each offer certain advantages. The Company believes it competes effectively through advanced product development and patent protection, strong distribution, product quality and price.

Government Policies
-------------------

The market for highway safety products is directly affected by federal, state and local governmental policies. A large portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Legislation called the Transportation Equity Act for the 21st Century (TEA 21) was passed in May of 1998 and provides federal funding of approximately $218 billion over a six-year period, an increase of more than 40% over previous spending levels. This legislation also includes a guaranteed amount of funding for highway safety programs. The states must set aside 10% of the federal funds received each year under TEA 21 for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. Energy Absorption is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

Backlog
-------

As of June 30, 1999, 1998 and 1997, the Company had a backlog of unfilled orders for highway safety devices of $11,069,000, $12,204,000, and $8,999,000 respectively. The Company can usually fill an order anywhere from two days to 8 weeks of receipt depending on the type of product.

Research and Development; Patents
---------------------------------

Many of the Company's products have patented features and the Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $1,544,000, $1,570,000, and $2,209,000, in the years 1999, 1998 and 1997, respectively.

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

Raw Materials
-------------

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum, wood and electronic components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. The Company believes that adequate supplies of these materials will continue to be available.

Major Customers
---------------

No single customer of the Company represents a significant portion of total revenues.

Seasonality
-----------

The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third calendar quarters. As a result, the Company's sales and earnings in these quarters are the strongest with weaker quarters occurring in the first and fourth calendar quarters.

Other
-----

Investment in Transportation Management Technologies, LLC Joint Venture
------------------------------------------------------------------------

During fiscal 1999, the Company entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The joint venture is composed of the Company, G.I.E. Technologies Ltd., based in Montreal, Canada, and eight independent distributors of the Company's highway products. The Company is required to invest $1,000,000 in $250,000 quarterly installments for an 18% interest in the joint venture. Legal fees of $14,000 were incurred by the Company with respect to this joint venture. At June 30, 1999, $250,000 remained payable under the agreement. This investment is being accounted for under the equity method of accounting which resulted in charges of $54,000 for the year ended June 30, 1999.

DISCONTINUED OPERATIONS
--------------------------

In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram, Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain DMI litigation. DMI was one of the largest independent manufacturers of compact discs and CD-Roms in the United States.

During 1998, the Company recorded additional losses from discontinued operations of $6,138,000, or $0.76 per diluted share, which was net of income tax benefits of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to DMI.

In March 1999, DMI assigned all of its rights to certain real property and a building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram's exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000.

Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings and other contingencies.

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

739 College Drive            28,000 sq. ft.    Storage facility for        Owned
South Bend, Indiana                            highway safety devices

23785 Cabot Boulevard         2,300 sq. ft.    Sales office               Leased
Hayward, California

1050 North Rand Road          1,000 sq. ft.    Sales office               Leased
Wauconda, Illinois

4900 Prospectus Drive         4,600 sq. ft.    Sale and manufacture of    Leased
Durham, North Carolina                         highway advisory radio
                                               equipment

4915 Prospectus Drive         5,100 sq. ft.    Storage facility for       Leased
Durham, North Carolina                         highway advisory radio
                                               equipment

Route 119 University Drive   26,000 sq. ft.    Sale and manufacture of     Owned
Uniontown, Pennsylvania                        traffic sensing and
                                               distance measuring devices

200 Corporate Pointe         19,800 sq. ft.    Sublet                     Leased
Culver City, California

Note: Present facilities are believed to be adequate to support the Company's current and anticipated requirements.

Item 3.  Legal Proceedings
--------------------------

A. THOMSON S.A. v TIME WARNER, ET AL. In February 1994, Disc Manufacturing, Inc., Quixote Corporation and a number of other companies were sued by Thomson S.A. of France in the United States District Court for the District of Delaware in an action entitled THOMSON S.A. v. TIME WARNER, INC., ET AL., No 94-83. The complaint charged that the defendants infringed four Thomson patents by making and selling audio compact discs. After a trial in July 1996, the jury found that the Thomson patents were invalid and Thomson appealed. The U.S. Court of Appeals for the Federal Circuit affirmed the trial court's decision to sustain the jury verdict. Thomson subsequently filed a petition for a Writ of Certiorari which was denied by the Supreme Court.

B. ERNEST CHICO v. ENERGY ABSORPTION SYSTEMS, INC. On April 12, 1996 Energy Absorption Systems, Inc. was served in an action entitled ERNEST CHICO V. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY IN LAKE SUPERIOR COURT FOR THE STATE OF INDIANA, CAUSE NO. 45DO2-9605-CT-391 which arises from an accident in which the plaintiff hit one of Energy's crash cushions. The Company has referred the case to its insurance carrier and at this time believes that liability resulting from this case will be covered by its insurance policies. Discovery is proceeding and a trial is not expected until the year 2000.

C. DISC MANUFACTURING, INC. V. CD TITLES, INC.; DISC MANUFACTURING, INC. V. PALOMAR MEDICAL TECHNOLOGIES, INC., CONSOLIDATED Action No. 9705328-B, Superior Court of the Commonwealth of Massachusetts. This is an action brought by Disc Manufacturing, Inc. to recover approximately $680,000 for goods and services sold to CD Titles, of which $400,000 was guaranteed by Palomar Medical Technologies. CD Titles has answered the complaint, asserting a counterclaim for conversion of certain inventory valued by CD Titles at $1.3 million. Discovery has proceeded, but is presently stayed in accordance with an automatic stay that was entered upon an involuntary petition in bankruptcy filed against CD Titles in July 1998 by DMI and other creditors. CD Title's motion to dismiss the involuntary petition has been denied and a trustee has been appointed to proceed with the bankruptcy.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

The Company's common stock is quoted on The Nasdaq Stock Market-Registered Trademark- under the symbol QUIX. Set forth are the daily high and low last sales prices for the Company's common stock for the periods indicated, as reported by Nasdaq.

                          Three Months Ending

                      9/30      12/31      3/31      6/30
                      ----      -----      ----      ----
FISCAL 1999:
High.........       $15-1/2    $13-3/4   $13-1/4   $13-7/8
Low..........        12-3/8     11-3/8   11-5/16   11-7/16

FISCAL 1998:
High........        $ 9-1/2    $ 9-3/8   $    10   $    13
Low.........          7-5/8      7-5/8         8    10-1/4

The current quoted price of the stock is listed daily in THE WALL STREET JOURNAL in the Nasdaq National Market System section. As of August 9, 1999, there were 1,464 shareholders of record. During 1999, the Company declared semiannual cash dividends of $.14 per share each.

Dividend Policy
---------------
During 1999, the Company declared semiannual cash dividends of fourteen cents per share.

During 1998, the Company declared semiannual cash dividends of thirteen cents per share.

Item 6.  Selected Financial Data
--------------------------------

SELECTED FINANCIAL DATA


Dollar amounts in thousands, except per share data     1999        1998       1997        1996         1995
                                                       ----        ----       ----        ----         ----
Operating Results:
Net sales.................................            $71,987     $55,988    $45,037     $46,750      $46,522
Gross profit..............................             33,633      25,543     22,249      24,291       23,382
Selling and administrative expenses.......             19,606      15,420     14,264      15,059       13,662
Research and development expenses.........              1,544       1,570      2,209       1,536        1,545
Other income (expense)....................               (665)        199     (2,112)       (488)      (1,887)
Earnings from continuing operations.......              7,562       6,147      2,907       4,390        4,470
Net earnings (loss).......................              7,802           9     (3,831)     (9,892)       5,950
Cash dividends per common share...........                .28         .26        .25         .24          .22

Per Share Data:
Basic EPS:
Earnings from continuing operations.......            $   .95     $   .77    $   .36     $   .56      $   .57
Net earnings (loss).......................                .98         .00       (.48)      (1.26)         .76
Weighted average common and common equivalent
   shares outstanding.....................          7,986,094   7,943,653  7,966,700   7,875,585    7,819,537

Diluted EPS:
Earnings from continuing operations.......            $   .92     $   .76    $   .36     $   .52      $   .54
Net earnings (loss).......................                .95         .00       (.48)      (1.26)         .76
Weighted average common and common equivalent
   shares outstanding.....................          8,227,775   8,088,354  8,008,893   8,951,562    9,151,701

Financial Position:
Total assets..............................            $71,744     $59,065    $55,220    $118,888     $135,662
Working capital...........................             18,579      15,146     20,639       4,055        5,541
Property, plant and equipment, net........             15,599      13,482     12,903      13,113       10,645
Long-term debt, net.......................             11,901       7,677          0      58,000       68,000
Shareholders' equity......................             45,982      38,886     41,655      47,619       58,915
Book value per common share...............               5.70        4.94       5.24        5.99         7.49


NOTE: OPERATING RESULTS AND FINANCIAL POSITION FOR ALL PERIODS PRESENTED REFLECT THE LEGAL TECHNOLOGIES, INC. AND DISC MANUFACTURING, INC. SEGMENTS AS DISCONTINUED OPERATIONS.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

1999 Compared to 1998
----------------------------------------------
The Company's sales for 1999 increased 29% to $71,987,000 from $55,988,000 in 1998, due to both internal sales growth as well as growth from three acquisitions the Company completed during fiscal 1998 and 1999. Internal sales increased 16% resulting from demand for Energy Absorption Systems' newer crash cushion products. Energy Absorption's permanent line of crash cushion products increased 33% due to strong unit sales of the QuadGuard-Registered Tradmark-family of crash cushions, including the newer wide and low maintenance versions of this product line. The Company also experienced sales increases in its truck-mounted attenuator (TMA) product line, including the Alpha 100k TMA. Parts sales and sales of Safe-Hit Corporation's highway delineators also increased during the year. Roadway Safety Service, Inc., acquired in October 1997, increased sales $2,606,000 to $7,160,000 for the year. Highway Information Systems, Inc. (HIS), acquired in April 1998, had increased sales of $1,832,000 to $2,473,000 for 1999. Nu-Metrics, Inc., acquired in December 1998, contributed sales of $3,677,000 for the seven month period as part of the Company. Nu-Metrics is a leading manufacturer of electronic measuring and sensing devices for highway safety and traffic monitoring. These sales increases were offset somewhat by declining sales of the Energite-Registered Tradmark- barrel and Triton Barrier-Registered Tradmark- product lines during the year. Spin-Cast Plastics' custom molded product sales also declined during the year.

The gross profit margin increased to 46.7% in 1999 from 45.6% in 1998. This was due principally to the acquisition of Nu-Metrics as its gross margin is higher than the Company's average gross margin. Roadway Safety Service also had an increase in gross margin due to both lower vendor costs as well as its increased sales volume. Energy Absorption and its subsidiaries had a slight increase in gross margin due to a favorable change in product mix along with a price increase in Energy Absorption's products effective the last half of the current fiscal year. The gross margin at HIS declined slightly due to a change in product mix.

Selling and administrative expenses in 1999 increased 27% to $19,606,000 from $15,420,000 in 1998. This was due principally to the acquisitions of HIS and Nu-Metrics which added a combined net increase of $2,144,000 in selling and administrative expenses. Energy Absorption and its subsidiaries, along with Roadway Safety Service, had $1,233,000 in increased selling and administrative expenses which was due to the increased level of their sales. Corporate level administrative expenses increased $809,000 as a result of increased salaries, consulting and shareholder expenses.

Research and development expenses in 1999 decreased slightly to $1,544,000 compared to $1,570,000 in 1998. During the current year, the Company incurred costs in the development of the QuadGuard Elite, a restorable crash cushion and the Safe-Stop-TM- truck-mounted attenuator, projects which are complete and are currently in production. The Company also continued with its testing of a wider version of the Company's REACT 350-Registered Trademark- crash cushion as well as the testing of several reflective pavement markers, and other developmental projects.

Interest income in 1999 decreased to $91,000 compared to $540,000 in 1998. Interest income declined as a result of a decline in the Company's invested cash in the current year. Interest expense in 1999 was $1,029,000 compared to $357,000 in 1998. Current period interest expense relates both to seller financed debt in connection with the acquisition of Roadway Safety Service as well as bank debt incurred in connection with the acquisitions of HIS and Nu-Metrics.

The Company's effective income tax rate for 1999 was 36% compared to an effective income tax rate of 30% in 1998 due to last year's greater realization of certain tax attributes along with the settlement of certain tax contingencies. The Company believes its effective income tax rate for its fiscal year 2000 will be approximately 40% which reflects the normalized effective rate for the Company.

In March 1999, DMI, a discontinued operation, assigned all of its rights to certain real property and a building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram's exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000. Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings and other contingencies.

In December 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired Nu-Metrics, Inc., a Uniontown, Pennsylvania-based developer and manufacturer of traffic sensing and distance measuring devices. This transaction was accounted for as a purchase and was effective as of December 1, 1998. The purchase price was $13,701,000 which was paid in cash. When acquired, Nu-Metrics had long-term debt of approximately $981,000. Goodwill recorded in the transaction of approximately $12,733,000 will be amortized over a twenty year life.

In October 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The joint venture, known as Transportation Management Technologies, LLC (TMT), is composed of the Company, G.I.E. Technologies, Inc., based in Montreal, Canada, and eight independent distributors of the Company's highway products. TranSafe is required to invest $1,000,000 in $250,000 quarterly installments for an 18% interest in the joint venture. Legal fees of $14,000 were incurred by TranSafe with respect to this joint venture. At June 30, 1999, $250,000 remained payable under the agreement. This investment is being accounted for under the equity method of accounting.

During 1999, the Company adopted FAS No. 131, Disclosures about Segments of an Enterprise and Related Information about Capital Structure. This accounting pronouncement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

1998 COMPARED TO 1997
-----------------------------------
The Company's sales for 1998 increased 24% to $55,988,000 from $45,037,000 in 1997 due to both internal sales growth as well as sales growth resulting from two acquisitions the Company completed during 1998. Internal sales, increased 13% resulting from demand for Energy Absorption's newer products, introduced in later 1997. Energy Absorption's permanent crash cushion line of products increased due to strong unit sales of the newer QuadGuard-Registered Trademark-family of crash cushions. The QuadGuard family of products replaces the Company's GREAT-Registered Trademark- and GREAT CZ-Registered Trademark- crash cushion products. Sales dollars of the QuadGuard products increased at a lesser rate than its unit sales due to the lower selling price of these new products. The Company also experienced sales increases in its TMA product line. Triton Barrier-Registered Trademark- sales along with sales of Safe-Hit's highway delineators and Spin-Cast's custom molded products also increased during the year. Roadway Safety Service contributed sales of $4,554,000 for the nine month period as part of the Company. Roadway Safety Service is a supplier of crash attenuators and vehicle arresting systems for the highways. Highway Information Systems contributed sales of $641,000 for the period. HIS is a leading provider of computerized highway advisory radio transmitting systems. Somewhat offsetting these sales increases, sales of the Energite-Registered Trademark- barrel product line and parts sales declined slightly during 1998.

The gross profit margin in 1998 decreased to 45.6% from 49.4% in 1997. This was due principally to a change in sales mix from the GREAT crash cushion to the lower margin QuadGuard crash cushion product line. The QuadGuard family of products is priced lower than the GREAT crash cushions as mentioned earlier. Roadway Safety Service also contributed to the decline in gross margin as its gross margins are lower than Energy Absorption's historical gross margins. Highway Information Systems' gross margin, although higher than the Company's average gross margin, had no material effect on gross margin due to its late acquisition date and therefore smaller sales contribution.

Selling and administrative expenses in 1998 increased 8% to $15,420,000 from $14,264,000 in 1997. Selling and administrative expenses at Energy Absorption and its subsidiaries increased consistent with the increased level of sales. Roadway Safety Service and Highway Information Systems added a combined $1,032,000 in selling and administrative costs during 1998. These increases in selling and administrative expenses were offset somewhat by corporate level expenses which decreased $713,000 in 1998 from 1997 as a result of a decrease in personnel, consulting and insurance expenses.

Research and development expenses in 1998 decreased 29% to $1,570,000 compared to $2,209,000 in 1997. This was due to a reduction in the number of tests performed in 1998 related to the upgrade of the Company's product line to a higher set of safety guidelines known as NCHRP 350 in 1997. These guidelines increase safety standards to accommodate heavier and higher center of gravity vehicles such as sport utility vehicles and pick-up trucks. During 1998, the Company incurred development costs in connection with its testing of a wider version of the Company's QuadGuard and REACT 350 crash cushions and in the testing of a snowplowable road marker and other developmental products.

Interest income in 1998 was $540,000 compared to $339,000 in 1997 and relates to amounts earned on the Company's invested cash, $3,927,000 as of June 30, 1998. Interest expense in 1998 was $357,000 compared to $497,000 in 1997. Interest expense in 1998 relates both to seller financed debt in connection with the acquisition of Roadway Safety Service as well as bank debt incurred in connection with the acquisition of HIS. Other income was $16,000 in 1998 compared to other expenses of $1,954,000 in 1997. The expense in 1997 relates principally to the write-off of the Company's investment in the FIP joint venture.

The Company's effective income tax rate for 1998 was 30% due to the realization of certain tax benefits during 1998 along with the settlement of certain tax contingencies.

During 1998, the Company recorded additional losses from its discontinued operations of $6,138,000, or $0.76 per diluted share, which was net of income tax benefits of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to Disc Manufacturing, Inc.

In October 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. The purchase price was $10,258,000, of which $4,822,000 was paid in cash at closing, and other payments, the present value of which was $5,436,000 and will be paid over the next 10 years using a discount rate of 8.5%. The acquisition was accounted for as a purchase and was effective as of October 1, 1997. Goodwill of approximately $9,300,000 will be amortized over a twenty year life.

In April 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain liabilities of Highway Information Systems, a division of Digital Recorders, Inc. for $2,800,000 in cash. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,700,000 will be amortized over a twenty year life.

In 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued FAS No. 137, which deferred the effective date of FAS No. 133. Accordingly, FAS No.133 is effective for all fiscal quarters beginning after June 15, 2000 (July 1, 2000 for the Company). FAS No. 133 requires that all changes in derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that due to its limited use of derivative instruments, the adoption of FAS No.133 will not have a significant effect on the Company's results of operations or its financial position.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had cash and cash equivalents of $2,153,000 and access to additional funds of $32,000,000 under its bank arrangements as of June 30, 1999. Continuing operating activities were a source of cash for the Company for 1999 providing $9,613,000. Discontinued operations also provided cash of $3,384,000, due principally to the sale of a building related to the Company's former disc manufacturing segment for $6,709,000, offset somewhat by a legal settlement related to the Company's dispute with the Recording Industry Association of America, other legal settlements and lease commitments. This resulted in net cash provided by operating activities of $12,997,000.

Investing activities used cash of $16,847,000 during 1999 of which $13,701,000 was used for the purchase of Nu-Metrics. The Company used cash of $2,335,000 for the purchase of equipment principally for Energy Absorption's manufacturing facility located in Alabama. The Company also invested cash of $764,000 in TMT. The Company is required to invest an additional $250,000 in TMT in the first quarter of fiscal 2000.

Financing activities provided cash of $2,076,000 during 1999. The Company received net cash of $4,500,000 from borrowings under its revolving credit facility that was used to partially fund the purchase of Nu-Metrics. The payment of the Company's semiannual cash dividend used cash of $2,135,000. The Company also used cash of $1,032,000 for payment of notes payable in connection with the acquisition of Roadway Safety Service and Nu-Metrics. Cash of $743,000 was received from the exercise of common stock options.

For fiscal 2000, the Company anticipates needing less than $3,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. In addition, the Company may also need funds to repurchase its own stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations, or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

YEAR 2000 ISSUE
---------------------
During the current year, the Company made an assessment of its Year 2000 (Y2K) issues relative to its own information technology and non-information technology as well as the state of Y2K readiness of its vendors and customers. The Company's Y2K task force, consisting of certain members of senior management, assessed the Company's state of readiness and implemented an action plan to correct Y2K deficiencies. The Company determined that its principal software programs for financial, order entry and manufacturing planning were not Y2K compliant and has upgraded those programs to more advanced versions that are Y2K compliant.

In addition, the Company evaluated the impact of the Y2K issue on its non-information technology systems, such as manufacturing machinery, equipment, computer-aided design and test equipment as well as products with date sensitive software and embedded microprocessors. The Company completed the assessment phase of its non-information technology systems during 1999 and began taking remedial action where needed.

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

In the event the Company falls short of its milestones, additional internal resources will be focused on completing these projects and on developing contingency plans. The estimated cost to correct the Company's Y2K deficiencies will be approximately $275,000. This estimate includes $200,000 in costs to upgrade its information technology systems with the balance of the estimate for any changes or modifications needed for non-information technology systems. The Company has incurred $250,000 in costs to date. While the Company believes that its non-information technology and vendor and customer issues are of a lower risk, there can be no assurance that these issues will not have a material effect on the Company's operations.

The Company's ultimate contingency plan is to outsource critical computer applications where feasible, and in addition, create manual systems until such corrective measures are taken.

FORWARD LOOKING STATEMENTS
--------------------------
Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services, the successful completion and integration of acquisitions, uncertainties related to the year 2000 issue, and competitive and general economic conditions.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUIXOTE CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Part IV of Form 10-K, Item 14(a)2, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 6, 1999

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For each of the three years ended June 30,

Dollar amounts in thousands, except share data                           1999                  1998                  1997
                                                                  -----------           -----------           -----------
Net sales ......................................................  $    71,987           $    55,988           $    45,037
Cost of sales ..................................................       38,354                30,445                22,788
                                                                  -----------           -----------           -----------
Gross profit ...................................................       33,633                25,543                22,249
Operating expenses:
  Selling and administrative ...................................       19,606                15,420                14,264
  Research and development .....................................        1,544                 1,570                 2,209
                                                                  -----------           -----------           -----------
                                                                       21,150                16,990                16,473
                                                                  -----------           -----------           -----------
Operating profit ...............................................       12,483                 8,553                 5,776

Other income (expense):
  Interest income ..............................................           91                   540                   339
  Interest expense .............................................       (1,029)                 (357)                 (497)
  Other ........................................................          273                    16                (1,954)
                                                                  -----------           -----------           -----------
                                                                         (665)                  199                (2,112)
                                                                  -----------           -----------           -----------
Earnings from continuing operations
  before provision for income taxes ............................       11,818                 8,752                 3,664
Provision for income taxes .....................................        4,256                 2,605                   757
                                                                  -----------           -----------           -----------
Earnings from continuing operations ............................        7,562                 6,147                 2,907
Discontinued operations:
   Loss from operations, net of income taxes....................                                                   (2,231)
   Gain (loss) on disposal, net of income taxes ................          240                (6,138)               (4,507)
                                                                  -----------           -----------           -----------
   Gain (loss) from discontinued operations, net of
     income taxes ..............................................          240                (6,138)               (6,738)
                                                                  -----------           -----------           -----------
Net earnings (loss) ............................................  $     7,802           $         9           $    (3,831)
                                                                  -----------           -----------           -----------

Basic earnings per share:
    Earnings from continuing operations ........................  $       .95           $       .77           $       .36
                                                                  -----------           -----------           -----------
    Net earnings (loss) ........................................  $       .98           $       .00           $      (.48)
                                                                  -----------           -----------           -----------
    Weighted average common and common equivalent shares
       outstanding .............................................    7,986,094             7,943,653             7,966,700
                                                                  -----------           -----------           -----------

Diluted earnings per share:
    Earnings from continuing operations ........................  $       .92           $       .76           $       .36
                                                                  -----------           -----------           -----------
    Net earnings (loss) ........................................  $       .95           $       .00           $      (.48)
                                                                  -----------           -----------           -----------
    Weighted average common and common equivalent shares
       outstanding .............................................    8,227,775             8,088,354             8,008,893
                                                                  -----------           -----------           -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        As of June 30,

Dollar amounts in thousands, except share data                                                     1999               1998
                                                                                               --------           --------
ASSETS
Current assets:
  Cash and cash equivalents .................................................................  $  2,153           $  3,927
  Accounts receivable, net of allowance for doubtful
    accounts of $480 in 1999 and $565 in 1998 ...............................................    17,078             13,976
  Refundable income taxes ...................................................................                        1,132
  Inventories ...............................................................................     8,537              5,826
  Deferred income tax assets ................................................................     2,491              1,642
  Other current assets ......................................................................       538                350
                                                                                               --------           --------
    Total current assets ....................................................................    30,797             26,853

Property, plant and equipment at cost:
  Land ......................................................................................     1,369              1,215
  Buildings and improvements ................................................................    10,710              9,132
  Machinery and equipment ...................................................................    10,748              9,290
  Furniture and fixtures ....................................................................     3,414              3,066
  Leasehold improvements ....................................................................       553                533
                                                                                               --------           --------
                                                                                                 26,794             23,236
    Less:  accumulated depreciation and amortization ........................................   (11,195)            (9,754)
                                                                                               --------           --------
                                                                                                 15,599             13,482

Intangible assets ...........................................................................    24,038             12,553
Other assets ................................................................................     1,340                987
Assets of discontinued operations ...........................................................                        5,190
                                                                                               --------           --------
                                                                                               $ 71,774           $ 59,065
                                                                                               --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .........................................................  $    722           $    497
  Accounts payable ..........................................................................     3,300              1,681
  Dividends payable .........................................................................     1,128              1,021
  Income taxes payable ......................................................................       691
  Accrued expenses:
    Payroll and commissions .................................................................     1,923              1,679
    Other ...................................................................................     2,770              2,215
  Liabilities of discontinued operations ....................................................     1,684              4,614
                                                                                               --------           --------
    Total current liabilities ...............................................................    12,218             11,707

Long-term debt, net of current portion ......................................................    11,901              7,677
Deferred income tax liabilities .............................................................     1,449                795
Liabilities of discontinued operations ......................................................       224
Commitments and contingent liabilities ......................................................

Shareholders' equity:
  Preferred stock, no par value; authorized 100,000 shares; none issued Common stock, par value $.01-2/3; authorized 15,000,000 shares;
    issued 9,104,166 shares - 1999 and 8,908,940 shares - 1998 ..............................       151                148
  Capital in excess of par value of stock ...................................................    32,929             31,396
  Retained earnings .........................................................................    20,884             15,324
  Treasury stock, at cost, 1,032,420 shares - 1999 and 1998 .................................    (7,982)            (7,982)
                                                                                               --------           --------
    Total shareholders' equity ..............................................................    45,982             38,886
                                                                                               --------           --------
                                                                                               $ 71,774           $ 59,065
                                                                                               --------           --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                For the three years ended June 30, 1999

                                                                                    Capital in
                                                                Common Stock         Excess of                     Treasury Stock
                                                                ------------         Par Value      Retained       --------------
Dollar amounts in thousands, except share data                Shares    Dollars       of Stock       Earnings    Shares     Dollars
                                                              ------    -------      ---------       --------    ------     -------
BALANCES, JUNE 30, 1996..........................          8,671,101       $145       $29,751       $23,196     718,921    $(5,473)
Exercise of options..............................             39,847                      188
Net loss - 1997..................................                                                    (3,831)
Declaration of semi-annual cash dividends
  ($.12 per share and $.13 per share)............                                                    (1,997)
Issuance of shares pursuant to the stock
  retirement plan................................             42,385          1           330
Purchase of shares at $7.25 to $8.00 per share...                                                                88,514       (655)
                                                           ---------     ------       -------     ---------   ---------    --------
BALANCES, JUNE 30, 1997..........................          8,753,333        146        30,269        17,368     807,435     (6,128)
Exercise of options and grant of awards..........            137,783          2           904
Net earnings - 1998..............................                                                         9
Declaration of semi-annual cash dividends
 ($.13 per share)................................                                                    (2,053)
Issuance of shares pursuant to the stock
  retirement plan................................             17,824                      223
Purchase of shares at $7.75 to $9.25 per share...                                                               224,985     (1,854)
                                                           ---------     ------       -------     ---------   ---------    --------
BALANCES, JUNE 30, 1998..........................          8,908,940        148        31,396        15,324   1,032,420     (7,982)
Exercise of options and grant of awards..........            184,432          3         1,400
Net earnings - 1999..............................                                                     7,802
Declaration of semi-annual cash dividends
  ($.14 per share)...............................                                                    (2,242)
Issuance of shares pursuant to the stock
retirement plan..................................             10,794                      133
                                                           ---------     ------       -------     ---------   ---------    --------
BALANCES, JUNE 30, 1999..........................          9,104,166     $  151       $32,929     $  20,884   1,032,420    $(7,982)
                                                           ---------     ------       -------     ---------   ---------    --------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
     STATEMENTS.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For each of the three years ended June 30,

Dollar amounts in thousands                                                      1999               1998               1997
                                                                             --------           --------           --------
OPERATING ACTIVITIES:
Earnings from continuing operations .....................................    $  7,562           $  6,147           $  2,907
Discontinued operations
  Loss from operations, net of income taxes .............................                                            (2,231)
  Earnings (loss) on disposal, net of income taxes ......................         240             (6,138)            (4,507)
                                                                             --------           --------           --------
Net earnings (loss) .....................................................       7,802                  9             (3,831)
  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
  NET CASH PROVIDED BY CONTINUING OPERATIONS:
  Discontinued operations ...............................................        (240)             6,138              6,738
  Depreciation ..........................................................       1,773              1,302              1,531
  Amortization ..........................................................       1,652              1,034                351
  Deferred income taxes .................................................          89                429               (404)
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable .................................................      (2,445)            (4,737)               548
    Inventories .........................................................      (1,909)            (1,216)              (868)
    Refundable income taxes .............................................       1,132                197              1,687
    Other current assets ................................................        (188)               (84)               249
    Accounts payable and accrued expenses ...............................       1,202               (718)               744
    Income taxes payable ................................................         691
    Loss on investment in TMT joint venture .............................          54
    Loss on investment in FIP joint venture .............................                                             1,402
                                                                             --------           --------           --------
Net cash provided by operating activities of continuing operations ......       9,613              2,354              8,147
Net cash provided by (used in) discontinued operations ..................       3,384             (6,849)            (8,754)
                                                                             --------           --------           --------
Net cash provided by (used in) operating activities .....................      12,997             (4,495)              (607)
                                                                             --------           --------           --------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment .............................      (2,335)            (1,436)            (1,321)
  Cash paid for acquired businesses .....................................     (13,701)            (7,622)
  Investment in TMT joint venture .......................................        (764)
  Proceeds from the sale of discontinued operations .....................                                            80,283
  Other .................................................................         (47)              (502)              (859)
                                                                             --------           --------           --------
  Net cash provided by (used in) investing activities ...................     (16,847)            (9,560)            78,103
                                                                             --------           --------           --------
FINANCING ACTIVITIES:
  Payments on notes payable .............................................      (1,032)              (962)
  Payments on revolving credit agreement ................................     (20,000)            (2,300)           (52,050)
  Proceeds from revolving credit agreement ..............................      24,500              5,800             12,050
  Payment of semi-annual cash dividend ..................................      (2,135)            (2,071)            (1,903)
  Proceeds from exercise of common stock options ........................         743                906                188
  Repurchase of common stock for treasury ...............................                         (1,854)              (655)
  Payments on convertible debentures ....................................                                           (18,000)
                                                                             --------           --------           --------
  Net cash provided by (used in) financing activities ...................       2,076               (481)           (60,370)
                                                                             --------           --------           --------
Net change in cash and cash equivalents .................................      (1,774)           (14,536)            17,126
Cash and cash equivalents at beginning of year ..........................       3,927             18,463              1,337
                                                                             --------           --------           --------
Cash and cash equivalents at end of year ................................    $  2,153           $  3,927           $ 18,463
                                                                             --------           --------           --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATION
The consolidated financial statements include the accounts of Quixote Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

EARNINGS PER SHARE
The Company adopted FAS No. 128, Earnings Per Share, in 1998. This pronouncement eliminates the measure of performance called "primary" earnings per share (EPS) and replaces it with "basic" EPS. The pronouncement also changed the measure previously reported as "fully diluted" EPS to "diluted" EPS. All prior periods have been restated in conformity with FAS No. 128.

Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercising of all stock options that are profitable to the recipients. Under this assumption, the weighted average number of shares is increased accordingly.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market.

LONG-LIVED ASSETS
In accordance with FAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

Long-lived assets include such items as goodwill, patents, product rights and equity method investments. Goodwill and patents are amortized on a straight-line basis over lives of 7 to 20 years. Product rights are amortized over the life of the agreement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During 1999, the Company adopted FAS No. 131, Disclosures about Segments of an Enterprise and Related Information about Capital Structure. This accounting pronouncement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

In 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued FAS No. 137, which deferred the effective date of FAS No. 133. Accordingly, FAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (July 1, 2000 for the Company). FAS No. 133 requires that all changes in derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that due to its limited use of derivative instruments, the adoption of FAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform to current year presentations.

REVENUE RECOGNITION
Substantially all revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts.

STOCK-BASED COMPENSATION
The Company follows the provisions of FAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

As allowed by FAS No. 123, the Company will continue to apply the provisions of APB No.25 in accounting for its stock-based employee compensation arrangements, and will disclose the pro forma net earnings and earnings per share information in its footnotes as if the fair value method had been applied.

The Company recognizes compensation cost for stock-based compensation arrangements equal to the difference between the quoted market price of the stock option at the date of grant and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of the Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

3.  ACQUISITIONS
In December 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired Nu-Metrics, Inc., a Uniontown, Pennsylvania-based developer and manufacturer of traffic sensing and distance measuring devices. This transaction was accounted for as a purchase and was effective as of December 1, 1998. The purchase price was $13,701,000 which was paid in cash. When acquired, Nu-Metrics had long-term debt of approximately $981,000. Goodwill recorded in the transaction of approximately $12,733,000 will be amortized over a twenty year life.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Nu-Metrics had occurred at the beginning of 1998:

Dollar amounts in thousands, except per share data

                            Unaudited
                          1999      1998
                        -------   -------
Net sales..........    $ 74,284  $ 62,972
                       --------  --------
Net earnings.......    $  7,899  $    544
                       --------  --------
Net earnings per
 diluted share.....    $    .96  $    .07
                       --------  --------

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred on that date, nor is it indicative of the results that may occur in the future.

In October 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The joint venture, known as Transportation Management Technologies, LLC (TMT), is composed of the Company, G.I.E. Technologies, Inc., based in Montreal, Canada, and eight independent distributors of the Company's highway products. TranSafe is required to invest $1,000,000 in $250,000 quarterly installments for an 18% interest in the joint venture. Legal fees of $14,000 were incurred by TranSafe with respect to this joint venture. At June 30, 1999, $250,000 remained payable under the agreement. This investment is being accounted for under the equity method of accounting.

In April 1998, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired the assets and assumed certain liabilities of Highway Information Systems, Inc., a division of Digital Recorders, Inc., for $2,800,000 in cash. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,700,000 will be amortized over a twenty year life.

In October 1997, the Company and its wholly-owned subsidiary, TranSafe Corporation, acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. This transaction was accounted for as a purchase and was effective as of October 1, 1997. The purchase price was $10,258,000, of which $4,822,000 was paid in cash at closing and other payments, the present value of which was $5,436,000, will be paid over the next 10 years using a discount rate of 8.5%. Goodwill of approximately $9,300,000 will be amortized over a twenty year life.

4.  DISPOSITIONS AND DISCONTINUED OPERATIONS
In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram, Ltd. for $80,283,000 in cash. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain litigation related to DMI. The sale, approved by the Company's shareholders, resulted in a loss of $4,507,000 which was net of income tax benefits of $3,004,000. The 1997 loss from operations of $2,231,000 was net of income tax benefits of $957,000.

During 1998, the Company recorded additional losses from discontinued operations of $6,138,000, or $0.76 per diluted share, which was net of income tax benefits of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to DMI.

In March 1999, DMI assigned all of its rights to certain real property and a building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram's exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000.

Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings and other contingencies.

The accompanying consolidated balance sheets and consolidated statements of operations have been restated in order to present the compact disc and legal technologies segments as discontinued operations for accounting purposes. As part of this restatement, interest expense for 1997 was allocated between continuing and discontinued operations based upon the relative net assets of each.

Sales and earnings (loss) information related to discontinued operations are as follows:

Dollar amounts in thousands, except per share data           1999          1998         1997
                                                            -----         -----        -----
Net sales.........................................          $   0      $     0      $66,206
                                                            -----      -------      -------
Earnings (loss) from discontinued operations......          $ 240      $(6,138)     $(6,738)
                                                            -----      -------      -------
Basic earnings (loss) per share...................          $ .03      $  (.77)     $  (.84)
                                                            -----      -------      -------
Diluted earnings (loss) per share.................          $ .03      $  (.76)     $  (.84)
                                                            -----      -------      -------

The income tax provisions (benefits) for the results of discontinued operations for the years ended 1999, 1998 and 1997 are $160,000, ($3,162,000) and
($3,961,000), respectively.

The following assets and (liabilities) relate to discontinued operations:

   Dollar amounts in thousands              1999              1998
                                         -------           -------
   Land and building (net) ............  $   300           $ 7,501
   Deferred income taxes ..............    1,603             3,867
   Accrued legal and accounting .......     (500)           (6,539)
   Lease obligations ..................   (1,700)           (1,974)
   Severance ..........................      (60)             (130)
   Other accruals .....................   (1,551)           (2,149)
                                         -------           -------
   Net assets (liabilities) of
     discontinued operations ..........  $(1,908)          $   576
                                         -------           -------

These assets and liabilities are valued based upon management's estimates, utilizing currently available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change materially.

During 1996, Energy Absorption entered into a joint venture with FIP Industriale S.p.A. of Italy to market their seismic bridge bearings in the United States. In June 1997, the Company decided to wind down the activities of the joint venture due to the lack of revenues and progress to date. The Company, accounting for this investment under the equity method, took charges of $1,402,000 for 1997 which included $502,000 in accrued costs to exit this venture.

5.  INVENTORIES
Inventories consist of the following at June 30:

Dollar amounts in thousands             1999      1998
                                     -------   -------
Finished goods..............         $ 3,941   $ 2,084
Work-in-process.............           1,527       696
Raw materials...............           3,069     3,046
                                     -------   -------
                                     $ 8,537   $ 5,826
                                     -------   -------

6.  INTANGIBLE ASSETS
Intangible assets consist of the following at June 30:

Dollar amounts in thousands            1999       1998
                                    -------    --------
Goodwill....................        $26,013    $13,264
Patents.....................          1,178      1,178
Accumulated amortization....         (3,153)    (1,889)
                                    -------    -------
                                    $24,038    $12,553

7. LONG-TERM DEBT
Long-term debt consists of the following at June 30:

Dollar amounts in thousands                    1999        1998
                                             ------      ------
Revolving credit note due October 31,
  2001, interest at variable rates.....      $ 8,000    $ 3,500
Notes payable, interest imputed at 8.5%
  payable quarterly through 2007.......        4,085      4,674
Other..................................          538
                                             -------     ------
Total long-term debt...................       12,623      8,174
  less current portion.................          722        497
                                             -------     ------
Long-term debt, net....................      $11,901     $7,677
                                             -------     ------

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

The aggregate amount of maturities of long-term debt for the four years subsequent to 2000 assuming renewal of the revolving credit note is as follows: $631,000 in 2001, $678,000 in 2002, $460,000 in 2003 and $403,000 in
2004.

8.  STOCK OPTIONS AND STOCK TRANSACTIONS
The Company has stock option plans for directors and employees, providing for grants of options as may be determined by the Audit/Compensation Committee of the Board of Directors. Options under the Long-Term Stock Ownership Incentive Plan (Incentive Plan) and the Director Stock Option Plan (Director Plan) are to be granted at no less than 100% of the current market price at the date of the grant. Options vest equally over not less than a two year period and have a term of five years under the Incentive Plan and ten years under the Director Plan. No charges are made to earnings in connection with the option plans.


   Information with respect to stock options under the Company's plans is as follows:

                                 Number of           Option Price           Weighted Average
                                 Common Shares       per Share              Exercise Price
                                 -------------       ---------              --------------
Shares under option:
July 1, 1997............            872,274          $ 5.38 to $21.00           $ 9.19

Granted.................            308,445            8.00 to  12.15             8.44
Exercised...............            (78,000)           5.88 to   6.88             6.27
Cancelled or expired....           (115,424)          10.50 to  12.88            11.98
                                    -------
June 30, 1998...........            987,295            5.38 to  21.00             9.88

Granted.................            270,000           12.19 to  12.27            12.20
Exercised...............           (207,351)           5.38 to  10.50             7.65
Cancelled or expired....            (29,666)           8.00 to   8.95             8.36
                                  ---------
June 30, 1999...........          1,020,278          $ 6.88 to $21.00          $ 10.99
                                  ---------

Options outstanding at June 30, 1999 are exercisable as follows: 612,820 in 1999, 205,155 in 2000 and 202,303 thereafter. As of June 30, 1999, the Company has 1,424,121 common shares reserved for its option and award plans.

The following is the composition of the June 30, 1999 stock option balance:

                                                  Weighted
                                    Weighted       average
                                    average       exercise
Options having a per-              remaining      price per    Number of
share exercise price of:             life           share       shares
------------------------          ----------      ---------    ---------
$ 6.88 to $ 9.00........          3.78 years     $   8.30       465,278
 10.00 to  13.38........          4.48 years        12.30       495,000
 21.00..................          5.15 years        21.00        60,000
                                                              ---------
$ 6.88 to $21.00.........         4.20 years     $  10.99     1,020,278
                                                              ---------

Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 1999, 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's net earnings (loss) and net earnings
(loss) per diluted share would have been changed to the pro forma amounts indicated below:

Dollar amounts in thousands, except per share data
                                                              1999       1998        1997
                                                            -------    -------     -------
   Net earnings (loss), as reported............             $ 7,802     $    9     $(3,831)
                                                            -------     -------    -------
   Net earnings (loss), pro forma..............             $ 7,048     $ (598)    $(4,872)
                                                            -------     -------    -------
   Net earnings (loss) per  diluted share,
    as reported................................             $   .95     $  .00     $  (.48)
                                                            -------    -------     -------
   Net earnings (loss) per diluted share,
    pro forma..................................             $   .86     $ (.08)    $  (.61)
                                                            -------     -------    -------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 2.51%; expected volatility of 47%; risk-free interest rate of 4.8% to 5.1%; and expected life of 5.1 years.

9.  SHAREHOLDER RIGHTS PLAN
The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan calls for stockholders of record on July 14, 1998 to receive a dividend distribution of one right for each outstanding share of the Company's common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15% of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right or $40.

If after an acquiring person becomes the beneficial holder of more than 15% of the Company's outstanding common stock and then the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation or 50% or more of the Company's assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right or $40. The Company may redeem the rights, for $.01 per right, under certain circumstances.

10.  STOCK RETIREMENT PLAN
The Company's Long-Term Stock Ownership Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $306,000 in 1999, $403,000 in 1998 and $561,000 in 1997.

11.  INCOME TAXES
The income tax provisions (benefits) for continuing and discontinued operations are comprised of the following:

Dollar amounts in thousands                      1999     1998     1997
                                              -------   ------   ------
Current:
Federal............................           $ 1,674  $ 1,786  $   496
State..............................               389      390      665
                                              -------   ------   ------
                                                2,063    2,176    1,161
                                              -------   ------   ------
Deferred:
Federal............................             1,403      360      (26)
State..............................               790       69     (378)
                                              -------   ------   ------
                                                2,193      429     (404)
                                              -------   ------   ------
Income tax provisions for continuing
   operations......................             4,256    2,605      757
Income tax expense (benefit) from
  discontinued operations..........               160   (3,162)  (3,961)
                                              -------   ------  -------
Total income tax expense
  (benefit)........................           $ 4,416   $ (557) $(3,204)
                                              -------   ------  -------

   The components of the net deferred tax asset (liability) are as follows:

Dollar amounts in thousands                      1999     1998
                                               ------   ------
Deferred tax assets:
Accounts receivable allowance......            $  192   $  226
Inventory valuation................               317      198
Compensated absences and medical
  claims...........................               100       90
Tax over book basis in affiliates..             1,394    1,854
Other liabilities and reserves.....               892      763
Net operating loss carryforwards...               230    1,818
Various tax credit carryforwards...               802       12
Contribution carryforwards.........                          9
Provisions for discontinued
  operations.......................             1,603    3,928
Valuation allowance................            (1,253)  (2,742)
                                              -------   ------
Total..............................             4,277    6,156
                                              -------   -------
Deferred tax liabilities:
Book over tax basis of capital assets          (1,632)  (1,442)
                                              -------   ------
Net deferred tax asset.............           $ 2,645  $ 4,714
                                              -------  -------

The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, net operating loss (NOL) carryforwards, capital loss carryforwards, and tax credit carryforwards. The decrease in the valuation allowance is due principally to the utilization of net operating loss carryforwards primarily related to changes in the tax regulations. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

At June 30, 1999, certain subsidiaries of the Company have approximately $3,317,000 of state net operating loss carryforwards for tax purposes substantially all of which arose in periods prior to acquisition by the Company. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 2001 through 2014.

The net deferred tax asset (liability) is presented on the balance sheet as follows:

Dollar amounts in thousands                              1999        1998
                                                     --------     --------
Continuing operations:
     Current deferred tax asset.............         $  2,491     $ 1,642
     Noncurrent deferred tax liability......           (1,449)       (795)
                                                     --------     -------
          Total.............................            1,042         847
                                                     --------     ------- -

Discontinued operations:
     Current deferred tax asset.............            1,016       3,520
     Noncurrent deferred tax asset..........              587         347
                                                     --------     ------- -
          Total.............................            1,603       3,867
                                                     --------     ------- -

Total net deferred tax asset................         $  2,645     $ 4,714
                                                     --------     -------

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:


Dollar amounts in thousands                             1999        1998        1997
                                                      ------      ------      -------
Taxes at statutory rate..............                $ 4,036     $ 2,975     $ 1,246
State income taxes...................                    778         303         189
Utilization of capital loss
  carryforwards......................                                           (822)
Utilization of NOL carryforwards                      (1,260)
Other................................                    702        (673)        144
                                                      ------      ------      ------
Income tax  provision for
  continuing operations:                             $ 4,256     $ 2,605      $  757
                                                      ------      ------      -------

12.  EARNINGS PER SHARE
The computation of basic and diluted earnings per share, as prescribed by FAS No. 128, is as follows:

Dollar amounts in thousands, except per share data
                                                           1999           1998           1997
                                                      ---------      ---------       --------
Net earnings (loss) per share of common stock:
    Basic.........................                      $  .98         $  .00        $  (.48)
                                                     ---------      ---------       --------
     Diluted......................                      $  .95         $  .00        $  (.48)
                                                     ---------      ---------       --------

Numerator:
----------
Net earnings (loss) available to
  common shareholders.............                      $7,802         $    9        $(3,831)
                                                     ---------      ---------       --------

Denominator:
------------
Weighted average shares
   outstanding-basic...............                   7,986,094      7,943,653      7,966,700

Effect of dilutive securities:
   Stock options...................                     241,681        144,701         42,193
                                                      ---------      ---------      ---------

Weighted average shares
   outstanding-diluted.............                   8,227,775      8,088,354      8,008,893
                                                      ---------      ---------      ---------

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

                                                               1999        1998        1997
                                                           --------    --------     -------
Average exercise price per share..                         $  16.55    $  14.04     $  9.63
Number of shares..................                          135,000     288,850     572,274

The weighted average price of options currently exercisable is $11.17.

13.  COMMITMENTS AND CONTINGENT LIABILITIES
Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations, was $528,000 in 1999, $477,000 in 1998 and $450,000 in 1997. These operating leases include options for renewal. Annual minimum future rentals for lease commitments related to continuing operations range from approximately $476,000 in 2000 to $234,000 in 2004, an aggregate of $1,731,000 through 2004.

The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

In 1999, the Company successfully resolved contingent liabilities for two patent infringement lawsuits filed in Delaware federal court against Disc Manufacturing, Inc. (DMI), a discontinued operation sold by the Company in March 1997. In one case, the Company agreed to a settlement with the plaintiff which involved a payment previously accrued for by the Company, resulting in no additional charge to earnings. In the other case, a favorable trial verdict for DMI was affirmed on appeal and the Supreme Court denied plaintiff's petition for a writ of certiorari, thereby concluding the litigation.

In the early 1990's, Stenograph Corporation, a discontinued operation, and a number of manufacturers of keyboards and related equipment were sued by individuals for repetitive stress injuries. Of the 30 cases filed to date against Stenograph and in some cases the Company, six were dismissed in April 1997 after a jury verdict in favor of Stenograph. The remaining cases have been dismissed or are expected to be dismissed or have been settled for nominal amounts.

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

The Company is involved in these and other legal actions common to its businesses. The Company has recorded loss contingencies where appropriate within the guidelines established by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company believes it has defenses for all such claims and is vigorously defending the actions. In the opinion of management, based on the advice of legal counsel, additional liabilities, if any, arising from these legal actions should not have a material effect on the Company's results of operations or financial condition.

14.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
Cash paid for interest was $974,000 in 1999, $300,000 in 1998 and $3,825,000 in
1997. Cash paid for income taxes was $143,000 in 1999. The Company received refunds from income taxes of $1,388,000 in 1998 and $3,954,000 in 1997.

The Company declared dividends that were payable at year end of $1,128,000 in 1999, $1,021,000 in 1998 and $1,039,000 in 1997.

In connection with the purchase of Nu-Metrics, Inc., the Company assumed long-term debt of $981,000.

15.  INDUSTRY SEGMENT INFORMATION
The Company's operations consist of one industry segment engaged in the manufacture and sale of highway safety products. Substantially all the sales of highway safety products are to distributors and contractors which then provide product and services to federal, state and local governmental units.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for years 1999 and 1998 follows:

Dollar amounts in thousands, except per share data              Three months ended 1999
                                                          9/30         12/31        3/31         6/30
                                                      --------      --------    --------     --------
Net sales                                             $ 16,063      $ 14,802    $ 18,347     $ 22,775
Gross profit                                             7,236         6,327       8,249       11,821
Earnings from continuing operations................      1,642           918       1,133        3,869
Earnings from discontinued operations..............                                  240
                                                      --------      --------    --------     --------
Net earnings.......................................   $  1,642      $    918    $  1,373     $  3,869
                                                      --------      --------    --------     --------
Basic earnings per share:
 Continuing operations.............................   $    .21      $    .11    $    .14     $    .48
                                                      --------      --------    --------     --------
 Net earnings......................................   $    .21      $    .11    $    .17     $    .48
                                                      --------      --------    --------     --------
Diluted earnings per share:
  Continuing operations............................   $    .20      $    .11    $    .14     $    .47
                                                      --------      --------    --------     --------
  Net earnings.....................................   $    .20      $    .11    $    .17     $    .47
                                                      --------      --------    --------     --------
Dollar amounts in thousands, except per share data              Three months ended 1998
                                                          9/30        12/31        3/31          6/30
                                                      --------      --------    --------     --------
Net sales..........................................   $ 12,334      $ 12,118    $ 12,821    $ 18,715
Gross profit.......................................      5,796         4,957       5,385       9,405
Earnings from continuing operations................      1,588           642         820       3,097
Loss  from discontinued operations.................                   (1,980)                 (4,158)
                                                     ---------      --------   ----------   --------
Net earnings (loss)................................   $  1,588      $ (1,338)   $    820    $ (1,061)
                                                     ---------      --------   ---------    ---------
Basic earnings (loss) per share:
 Continuing operations.............................   $    .20      $    .08    $    .10    $    .39
                                                     ---------      --------   ---------    ---------
 Net earnings (loss)...............................   $    .20      $   (.17)   $    .10    $   (.13)
                                                     ---------      --------   ---------    --------
Diluted earnings (loss) per share:
  Continuing operations............................   $    .20      $    .08    $    .10    $    .38
                                                     ---------      --------   ---------    --------
  Net earnings (loss)..............................   $    .20      $   (.17)   $    .10    $   (.13)
                                                     ---------      ---------  ---------    --------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------------------------------------------------------------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Some of the information required in response to this item regarding Directors of the Registrant is set forth under "Election of Directors" on pages 2 and 3 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1999 to be filed with the Commission on or about October 8, 1999 and is incorporated herein by reference.

The executive officers of the Company, their ages and offices held by each during fiscal 1999 are as follows:

Philip E. Rollhaus, Jr.    64     Chairman, Chief Executive Officer & Director -
                                  Quixote Corporation
                                  Chairman, Energy Absorption Systems, Inc.
Leslie J. Jezuit           53     President, Chief Operating Officer & Director -
                                  Quixote Corporation, Vice Chairman - Energy Absorption
                                  Systems, Inc.
Daniel P. Gorey            48     Chief Financial Officer, Vice President & Treasurer-
                                  Quixote Corporation
Joan R. Riley              46     General Counsel & Secretary - Quixote Corporation

Mr. Rollhaus has been the Chairman and Chief Executive Officer and a Director of the Company since its formation in July 1969. In September 1999, Mr. Rollhaus announced his retirement as Chief Executive Officer effective October 1, 1999. In connection therewith, the Company entered into an employment agreement with Mr. Rollhaus extending his employment until June 30, 2000.

Mr. Jezuit joined the Company as President and Chief Operating Officer of Quixote Corporation in 1996. Prior to that time, Mr. Jezuit served as President and Chief Operating Officer of Robert Shaw Controls Company. Effective October 1, 1999 Mr. Jezuit will assume the position of Chief Executive Officer.

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

Item 11.  Executive Compensation
--------------------------------

The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on November 23, 1999 to be filed with the Commission on or about October 8, 1999 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1999 to be filed with the Commission on or about October 28, 1999 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1999 to be filed with the Commission on or about October 28, 1999 and is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------


Item                                                         Page Number in
Number                                                         This Report
------                                                       --------------
(a).1.      Financial Statements
            --------------------

            Report of Independent Accountants                      15

            Consolidated Statements of Operations for the
             years ended June 30, 1999, 1998 and 1997              16

            Consolidated  Balance Sheets as of June 30,
             1999 and 1998                                         17

            Consolidated Statements of Shareholders'
             Equity for the years ended June 30, 1999,
             1998 and 1997                                         18

            Consolidated Statements of Cash Flows for the
             years ended June 30, 1999, 1998 and 1997              19

            Notes to Consolidated Financial Statements          20-29


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

None.

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

      (b) Amended and Restated By-Laws of the Company as amended through July 13, 1998, filed as Exhibit 3(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

    4.(a) Rights Agreement dated as of July 24, 1998, between the Company and BankBoston, N.A, as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.

   10.(a) Amended and Restated Loan Agreement ("Loan Agreement") dated as of June 30, 1997 among Quixote Corporation and certain subsidiaries ("Quixote"), The Northern Trust Company ("Northern"), LaSalle National Bank ("LaSalle"), and American National Bank and Trust Company ("American")and Amended and Restated Revolving Credit Notes dated June 30, 1997 from the Company and certain of its subsidiaries to the Northern, LaSalle and American, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 1997, File No. 0-7903, and incorporated herein by reference; First Amendment to the Loan Agreement dated May 31, 1998, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Second Amendment and Waiver to Loan Agreement and Restated Revolving Credit Notes dated as of March 15, 1999, filed as
            Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1999, File No. 0-7903, and incorporated herein by reference.

      (b)* 1991 Director Stock Option Plan, as amended through September 10, 1999, filed herewith.

      (c)* 1993 Long-Term Stock Ownership Incentive Plan, as amended through September 10, 1999, filed herewith; Retirement Award Agreements for Philip E. Rollhaus, Jr. and George D. Ebersole, dated June 30, 1993 and as amended on August 23, 1996, filed as Exhibit 12(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 1996, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Leslie J. Jezuit filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Joan R. Riley, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

      (d) Lease Agreement between the Company and United Insurance Company of America ("Company Lease") dated July 2, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June
            30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company Lease dated
            January 30, 1995 and Third Amendment to Company Lease dated

            December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Company Lease dated as of September 18, 1996 filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1996 and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed herewith.

      (e)* Executive employment agreement ("Employment Agreement") effective as of October 1, 1999 between the Company and Philip E. Rollhaus, Jr., filed herewith; Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated August 12, 1997 between the Company and James H. DeVries, filed as Exhibit 10(f) to the Company's Form 10-K Report for the year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreements dated December 1,1997 by and between the Company and each of Philip E. Rollhaus, Jr., Leslie J. Jezuit and Daniel P. Gorey, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreement dated December 1, 1997 between the Company and Joan R. Riley, filed as Exhibit 10(f) to the Company's 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

      (f) Summary Plan Description for the Incentive Savings Plan of the Company Amended to Reflect Provisions Effective July 1, 1997, filed as Exhibit 10(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

      (g) Agreements between the Company, Philip E. Rollhaus, Jr. and Yukio Endo dated May 5, 1986, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1986, File No. 0-7903, and incorporated herein by reference.

      (h) Asset Purchase Agreement dated as of December 8, 1996 among the Company, Disc Manufacturing, Inc., Cinram Ltd. and Cinram Inc., filed as Exhibit 10 (c) to the Company's Form 10-Q for the quarter ended December 31, 1996, File No. 0-7903, and incorporated herein by reference.

      (i) Asset Purchase Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, TranSafe Corporation, Roadway Safety Service, Inc., Momentum Management, Inc., and Fitch Barrier Corporation; Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote Corporation and TranSafe Corporation; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between TranSafe Corporation and E. Scott Walter; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, Energy Absorption Systems, Inc., Roadway Safety Systems, Inc. and Robert A. Mileti, all filed as Exhibits 2.1, 2.2,
            2.3 and 2.4 to the Company's Form 8-K Report dated October 10, 1997, File No. 0-7903, and incorporated herein by reference.

      (j) Asset Purchase Agreement dated as of April 14, 1998 by and between TranSafe Corporation and Digital Recorders, Inc., filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference.

      (k) Partial Assignment of Lease and Equity in Project dated March 26, 1999 by and between Disc Manufacturing Inc. (n/k/a Quixote Laser Corporation), Cinram, Inc. and the Industrial Development Board of the City of Huntsville, and Termination of Sublease dated March 26, 1999 by and between Disc Manufacturing, Inc. (n/k/a Quixote Laser Corporation) and Cinram, Inc., filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended March 31, 1999, File No. 0-7903, and incorporated herein by reference.

      21.   Subsidiaries of the Company

      23. Consent of PricewaterhouseCoopers LLP as Independent Certified Public Accountants

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

Dated:    September 27, 1999                    By: /s/ Philip E. Rollhaus, Jr.
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

SIGNATURE                         TITLE                             DATE
---------                         -----                             ----
/s/ Philip E. Rollhaus, Jr.
---------------------------   Chairman and Director              September 27, 1999
Philip E. Rollhaus, Jr.       (Chief Executive Officer)

/s/ Leslie J. Jezuit
---------------------------   President and Director             September 27, 1999
Leslie J. Jezuit              (Chief Operating Officer)

/s/ Daniel P. Gorey
---------------------------   Chief Financial Officer, Vice      September 27, 1999
Daniel P. Gorey               President and Treasurer (Chief
                              Accounting and Financial Officer)

/s/ Joan R. Riley             Secretary and General Counsel      September 27, 1999
---------------------------
Joan R. Riley

/s/ James H. DeVries
---------------------------   Director                           September 27, 1999
James H. DeVries

/s/ William G. Fowler
---------------------------   Director                           September 27, 1999
William G. Fowler

/s/ Lawrence C. McQuade
---------------------------   Director                           September 27, 1999
Lawrence C. McQuade

/s/ Robert D. van Roijen, Jr.
---------------------------   Director                           September 27, 1999
Robert D. van Roijen, Jr.

                            QUIXOTE CORPORATION & SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the years ended June 30, 1999, 1998 and 1997


Column A               Column B        Column C(b)       Column D(a)      Column E
--------               --------        -----------       -----------      ---------
                                       Additions
                       Balance at      Charged to                         Balance at
                     Beginning of      Costs and                            End of
Description             Period          Expenses          Deductions        Period
-----------          ------------      ----------        -----------      ---------


Allowance for
 Doubtful Accounts:

Year ended
 June 30, 1999       $  565,000        $  (70,000)       $   15,000      $  480,000
                     ==========        ==========        ==========      ==========
Year ended
 June 30, 1998       $  165,000        $  405,000        $    5,000      $  565,000
                     ==========        ==========        ==========      ==========
Year ended
 June 30, 1997       $  165,000        $    2,000        $    2,000      $  165,000
                     ==========        ==========        ==========      ==========


NOTES:

(a) Column D represents accounts written off as uncollectable, net of collections on accounts previously written off.

(b) Column C additions for 1998 include $400,000 related to the acquisition of Highway Information Systems.

                                EXHIBIT INDEX

          EXHIBIT NUMBER                          EXHIBITS
      ----------------------         -----------------------------------------------
                10(b)                QUIXOTE CORPORATION 1991 DIRECTOR STOCK OPTION
                                      PLAN AMENDED SEPTEMBER 10, 1999.

                10(c)                QUIXOTE CORPORATION 1993 LONG-TERM STOCK OWNERSHIP
                                     INCENTIVE PLAN AS AMENDED SEPTEMBER 10, 1999.

                10(d)                LEASE AGREEMENT ENTERED INTO AS OF AUGUST 9, 1999
                                     BETWEEN TBC PLACE PARTNERS, LLC. AND HIGHWAY
                                     INFORMATION SYSTEMS, INC.

                10(e)                EXECUTIVE EMPLOYMENT AGREEMENT DATED
                                     SEPTEMBER 1,1999 BETWEEN QUIXOTE CORPORATION
                                     AND PHILIP E. ROLLHAUS, JR.

                21                   SUBSIDIARIES OF THE COMPANY.

                23                   CONSENT OF PRICEWATERHOUSECOOPERS LLP AS
                                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                27                   FINANCIAL DATA SCHEDULE
