Form 10-Q
period 1999-09-30
QUIXOTE CORP
filed 1999-11-12
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


              -------------------------------------------------------
              [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                        For the period ended September 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,102,916 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 30, 1999.

                           PART I - FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                        QUIXOTE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                     (Unaudited)

                                                 Three Months Ended September 30,
                                                 -------------------------------

                                                     1999              1998
                                                     ----              ----
Net sales ..................................     $ 19,303,000     $ 16,063,000
Cost of sales ..............................       10,030,000        8,827,000
                                                  ------------     ------------
Gross profit ...............................        9,273,000        7,236,000
                                                 ------------     ------------

Operating expenses:
  Selling & administrative .................        5,533,000        4,288,000
  Research & development ...................          327,000          293,000
                                                 ------------     ------------
                                                    5,860,000        4,581,000


Operating profit ...........................        3,413,000        2,655,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................            8,000           39,000
  Interest expense .........................         (208,000)        (168,000)
  Other ....................................          (26,000)
                                                 ------------     ------------
                                                     (226,000)        (129,000)
                                                 ------------     ------------

Earnings before income taxes ...............        3,187,000        2,526,000
Provision for income taxes .................        1,275,000          884,000
                                                 ------------     ------------
Net earnings ...............................     $  1,912,000     $  1,642,000
                                                 ============     ============

Basic earnings per share:
  Net earnings..............................     $        .24     $        .21
                                                 ============     ============
  Weighted average common shares
    outstanding.............................        8,083,580        7,920,690
                                                 ============     ============

Diluted earnings per share:
  Net earnings..............................     $        .23     $        .20
                                                  ===========     ============
  Weighted average common shares
    outstanding.............................        8,341,381        8,217,267
                                                  ===========     ============
See Notes to Consolidated Financial Statements.

                         QUIXOTE CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets

                                                   September 30,       June 30,
                                                 -------------------------------
                                                        1999             1999
ASSETS
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ...................... $    472,000       $ 2,153,000
  Accounts receivable, net of allowances
    for doubtful accounts of $456,000 at
    September 30 and $480,000 at June 30 .........   15,146,000        17,078,000

  Inventories:
    Raw materials ................................    3,731,000         3,069,000
    Work in process ..............................    1,448,000         1,527,000
    Finished goods ...............................    2,747,000         3,941,000
                                                     ----------        ----------
                                                      7,926,000         8,537,000
                                                     ----------        ----------

  Deferred income tax assets ....................     2,491,000         2,491,000

  Other current assets ..........................       794,000           538,000
                                                     ----------        ----------
Total current assets ............................    26,829,000        30,797,000
                                                     ----------        ----------


Property, plant and equipment, at cost ..........    27,077,000        26,794,000
Less accumulated depreciation ...................   (11,634,000)     (11,195,000)
                                                     ----------        ----------
                                                     15,443,000        15,599,000
                                                     ----------        ----------

Intangible assets ..............................     23,643,000        24,038,000
Other assets....................................      1,503,000         1,340,000
                                                     ----------        ----------
                                                    $67,418,000       $71,774,000
                                                     ==========       ===========

See Notes to Consolidated Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                      September 30,       June 30,
                                                      ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                       1999            1999
----------------------------------------------------------------------------------
                                                       (Unaudited)
Current liabilities:
  Current portion of long-term debt ................ $   722,000      $   722,000
  Accounts payable .................................   1,240,000        3,300,000
  Dividends payable ................................                    1,128,000
  Accrued expenses .................................   4,061,000        4,693,000
  Income tax payable................................   1,963,000          691,000
  Liabilities of discontinued operations ...........     956,000        1,684,000
                                                      ----------       ----------
Total current liabilities ..........................   8,942,000       12,218,000
                                                      ----------       ----------

Long-term debt, net of current portion..............   8,629,000       11,901,000
Deferred income tax liabilities ....................   1,449,000        1,449,000
Liabilities of discontinued operations..............     378,000          224,000
                                                      ----------       ----------
                                                      10,456,000       13,574,000
                                                      ----------       ----------

Shareholders' equity:
  Preferred stock, no par value; authorized 100,000
    shares; none issued.............................
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; issued 9,135,336 shares at
    September 30 and 9,104,166 shares at June 30....     152,000          151,000
  Capital in excess of par value of stock ..........  33,054,000       32,929,000
  Retained earnings ................................  22,796,000       20,884,000
  Treasury stock, at cost, 1,032,420 shares.........  (7,982,000)      (7,982,000)
                                                      ----------       ----------
Total shareholders' equity .........................  48,020,000       45,982,000
                                                      ----------       ----------

                                                     $67,418,000      $71,774,000
                                                      ==========      ===========

See Notes to Consolidated Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   Three Months Ended September 30,
                                                    -----------------------------
                                                       1999              1998
                                                       ----              ----
Operating activities:
  Net earnings ................................... $ 1,912,000       $ 1,642,000
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities of
  continuing operations:
    Depreciation .................................     588,000           439,000
    Amortization..................................     395,000           323,000
    Equity loss on investment in TMT joint venture      25,000
    Changes in operating assets and liabilities:
      Accounts receivable ........................   1,932,000         2,324,000
      Refundable income taxes ....................                     1,132,000
      Inventories and other current assets........     355,000        (1,512,000)
      Accounts payable and accrued expenses ......  (2,692,000)         (997,000)
      Income taxes payable .......................   1,272,000           167,000
                                                    ----------        ----------
Net cash provided by operating activities of
  continuing operations...........................   3,787,000         3,518,000
Net cash used in discontinued operations..........    (574,000)       (4,727,000)
                                                    ----------        ----------
Net cash provided by (used in) operating activities  3,213,000        (1,209,000)
                                                    ----------        ----------

Investing activities:
  Purchase of property, plant and equipment ......    (432,000)         (230,000)
  Investment in TMT joint venture ................    (250,000)
  Other ..........................................      62,000           (10,000)
                                                    ----------        ----------
Net cash used in investing activities ............    (620,000)         (240,000)
                                                    ----------        ----------
Financing activities:
  Payments on revolving credit agreement..........  (3,000,000)
  Payments on notes payable.......................    (272,000)         (120,000)
  Payment of semi-annual cash dividend ...........  (1,128,000)       (1,021,000)
  Proceeds from exercise of stock options ........     126,000           218,000
                                                    ----------        ----------
Net cash used in financing activities ............  (4,274,000)         (923,000)
                                                    ----------        ----------
Decrease in cash and cash equivalents ............  (1,681,000)       (2,372,000)

Cash and cash equivalents at beginning of period..   2,153,000         3,927,000
                                                    ----------        ----------
Cash and cash equivalents at end of period ....... $   472,000       $ 1,555,000
                                                    ==========        ==========

Note: During the three months ended September 30, 1999, the Company paid $2,000 for income taxes and paid $214,000 for interest.  During the same period last year the
Company had net cash refunds of $415,000 for income taxes and paid $241,000 for interest.

See Notes to Consolidated Financial Statements.

                       QUIXOTE CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 1999 consolidated balance sheet was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

2. The provision for income taxes is based upon the estimated effective tax rate for the year.

3. Operating results for the first three months of fiscal 2000 are not necessarily indicative of performance for the entire year. The Company's business is seasonal with a higher level of sales of highway safety products in the Company's first and fourth fiscal quarters.

4. The computation of basic and diluted earnings per share, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 128, is as follows:

                                                 Three Months Ended
                                                    September 30,

                                                  1999         1998
                                                  ----         ----
  Net earnings per share of common stock:
      Basic ..............................       $ .24        $ .21
      Diluted ............................       $ .23        $ .20

   Numerator:
   ----------
   Net earnings available to
    common shareholders-basic
    and diluted: .........................  $ 1,912,000  $ 1,642,000
                                            ===========  ===========
   Denominator:
   ------------
   Weighted average shares
     outstanding-basic: ...................   8,083,580    7,920,690
   Effect of dilutive securities:
     Stock options ........................     257,801      296,577
                                             ----------    ---------
   Weighted average of shares
     outstanding-diluted ..................   8,341,381    8,217,267
                                             ==========    =========

Options to purchase 60,000 shares of common stock at $21 per share were outstanding during the first quarter of fiscal 2000 and fiscal 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or anti-dilutive.

                           PART I - FINANCIAL INFORMATION
             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first quarter of fiscal 2000 increased 20% to $19,303,000 from $16,063,000 in the first quarter last year due to both internal sales growth as well as growth from one acquisition the Company completed during fiscal 1999. Internal sales increased 9% resulting primarily from demand for the Company's newer crash cushion products. Sales of Energy Absorption Systems, Inc. and its subsidiaries' permanent line of crash cushion products increased due to strong unit sales of its QuadGuard - registered trademark- family of crash cushions and other permanent system products. Part sales and sales of glare screen products also increased during the quarter. Energy Absorption and its subsidiaries' sales increase was offset in part by a decrease in its truck-mounted attenuator ("TMA") product line sales as well as sales of Triton Barrier -registered trademark- and custom-molded products. The Company attributes part of the decline in its TMA sales to a postponement of customer orders in anticipation of the release of the Company's new Safe-Stop -trademark- TMA. However, the Company made its first sizable shipment of 30 units of the Safe-Stop -trademark- TMA during the quarter. Nu-Metrics, Inc., acquired in December 1998, contributed sales of $1,761,000 for the quarter. Sales of Highway Information System, Inc.'s ("HIS") highway advisory radio systems also increased during the quarter.

The gross profit margin in the first quarter of the current year increased to 48.0% from 45.0% in the first quarter of fiscal 1999. This was due principally to a change in sales mix at Energy Absorption and its subsidiaries related to increased sales of the higher margin QuadGuard - registered trademark- family of products along with decreased sales in the current year of the lower margin TMA product line. The Energy Absorption group of companies also benefited from lower vendor costs obtained for certain products along with price increases occurring on selected products. Nu-Metrics, Inc. contributed to the increase in gross margin as its gross margin is higher than the Company's historical gross margin. Offsetting this somewhat, the gross profit margin on sales at HIS decreased during the quarter but on much lower sales.

Selling and administrative expenses in the first quarter of the current year increased 29% to $5,533,000 from $4,288,000 in the first quarter last year. This was due principally to the December 1998 acquisition of Nu-Metrics, Inc. which added $556,000 in selling and administrative expenses and has a higher percentage of selling and administrative expenses than the Company's historical average. Energy Absorption and its subsidiaries had a $445,000 increase in selling and administrative expenses related to the increased level of their sales. Corporate level administrative expenses increased $243,000 as a result of increased salaries, bonuses and insurance expense.

Research and development expenses in the first quarter of the current year increased 12% to $327,000 compared to $293,000 in the first quarter last year. During the first quarter of the current year, the increase in research and development expenses was due to the development of products relating to the Safe-Stop -trademark- TMA and the performance of European qualifying tests of certain QuadGuard -registered trademark- crash cushion products.
The Company also continued with its testing of a snowplowable road marker as well as a reflective pavement marker for warm weather climates and other developmental products.

Interest income in the first quarter of the current year was $8,000 compared to $39,000 in the first quarter last year. Interest income declined as a result of a decline in the Company's invested cash from $1,555,000 at September 30, 1998 to $472,000 at the end of the current quarter. Interest expense in the first quarter of the current year was $208,000 compared to $168,000 in the first quarter last year. The increase in interest expense related to debt incurred in connection with the acquisition of Nu-Metrics, Inc. Other expenses of $26,000 in the first quarter of the current year were primarily due to the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. ("TMT").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


The Company's effective income tax rate for the current quarter was 40% compared to an effective income tax rate of 35% in the same quarter last year due to last year's realization of certain tax benefits. The Company believes its effective income tax rate for the current year will be approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $472,000 and access to additional funds of $35,000,000 under its bank arrangements as of September 30, 1999. Continuing operating activities were a source of cash for the Company for the first quarter of fiscal 2000 providing $3,787,000. Discontinued operations, however, used cash of $574,000 primarily for lease commitments as well as accounting and legal expenses. This resulted in net cash provided from operating activities of $3,213,000.

Investing activities used cash of $620,000 during the current quarter including $432,000 for the purchase of equipment and $250,000 for the Company's investment in TMT.

Financing activities used cash of $4,274,000 during the current quarter. The payment of the Company's semi-annual cash dividend used cash of $1,128,000. The Company also reduced its outstanding revolving credit facility by $3,000,000. In addition, the Company used cash of $272,000 for payment of notes payable due in connection with the acquisitions of Roadway Safety Services and Nu-Metrics, Inc. Offsetting these cash payments somewhat, the Company received cash of $126,000 for the exercise of common stock options.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE
---------------

During fiscal year 1999, the Company made an assessment of its Year 2000
(Y2K) issue relative to its own information technology and non-information technology as well as assessing the state of Y2K readiness of its vendors and customers. The Company's Y2K task force, consisting of certain members of senior management, assessed the Company's state of readiness and implemented an action plan to correct Y2K deficiencies. The Company determined that its principal software programs for financial order entry and manufacturing planning were not Y2K compliant and has upgraded those programs to more advanced versions that are Y2K compliant.

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

The Company initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations related to Y2K issues. However, there can be no certainty that the systems and products of other companies on which the Company relies will not have a material adverse effect on the Company's operations. In addition, much of the Company's revenues are derived from various federal and state agencies which may not be Y2K compliant.

In the event the Company falls short of its milestones, additional internal resources will be focused on completing these projects and on developing contingency plans. The estimated cost to correct the Company's Y2K deficiencies is approximately $275,000. This estimate includes $200,000 in costs to upgrade its information technology systems with the balance of the estimate for any changes or modifications needed for non-information technology systems. The Company has incurred approximately $260,000 to date. While the Company believes that its non-information technology and vendor and customer issues are of a lower risk, there can be no assurance that these issues will not have a material effect on the Company's operations.

The Company's ultimate contingency plan is to outsource critical computer applications where feasible, and in addition, create manual systems until such corrective measures are taken. Please refer to the Company's disclosure in its Form 10-K for the period ended June 30, 1999 for additional information.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; uncertainties regarding the Company's litigation and claims resulting from its discontinued operations and settlements thereof; the successful completion and integration of acquisitions; continued funding from the passage of new federal highway legislation; and competitive and general economic conditions.

                             PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------

ERNEST CHICO v. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY IN LAKE SUPERIOR COURT FOR THE STATE OF INDIANA, CAUSE NO. 45D02-9605-CT-391. The plaintiff has settled with the State of Indiana. Mediation with the remaining parties was not successful. See the Company's Form 10-K for the period ended June 30, 1999, Item 3, for additional information.


ITEM 2.  Changes in Securities
------------------------------
None.


ITEM 3.  Default upon Senior Securities
---------------------------------------
None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


ITEM 5.  Other Information
--------------------------
None.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

Exhibit 27.

(b) Reports on Form 8-K

None.

                                     SIGNATURE
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      QUIXOTE CORPORATION


DATED:   November 12, 1999                           /s/ Daniel P. Gorey
        ------------------                           -------------------
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