Form 10-Q
period 1999-12-31
QUIXOTE CORP
filed 2000-02-11
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


              -------------------------------------------------------
              [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                        For the period ended December 31, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,003,314 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 1999.

                                       PART I
                              FINANCIAL INFORMATION
                        QUIXOTE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                     (Unaudited)

                                                 Six Months Ended December 31,
                                                 -------------------------------
                                                     1999              1998
                                                     ----              ----
Net sales ..................................     $ 35,531,000     $ 30,865,000
Cost of sales ..............................       19,091,000       17,302,000
                                                 ------------     ------------
Gross profit ...............................       16,440,000       13,563,000
                                                 ------------     ------------

Operating expenses:
  Selling & administrative .................       10,597,000        8,581,000
  Research & development ...................          668,000          730,000
                                                 ------------     ------------
                                                   11,265,000        9,311,000


Operating profit ...........................        5,175,000        4,252,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................           15,000           66,000
  Interest expense .........................         (392,000)        (380,000)
  Other ....................................           15,000
                                                 ------------     ------------
                                                     (362,000)        (314,000)
                                                 ------------     ------------

Earnings before income taxes ...............        4,813,000        3,938,000
Provision for income taxes .................        1,829,000        1,378,000
                                                 ------------     ------------
Net earnings ...............................     $  2,984,000     $  2,560,000
                                                 ============     ============

Net earnings per share:
  Basic.....................................     $        .37     $        .32
                                                 ============     ============
  Diluted...................................     $        .36     $        .31
                                                 ============     ============

Weighted average common shares outstanding:
  Basic.....................................        8,050,539        7,934,780
                                                 ============     ============

  Diluted...................................        8,350,155        8,215,303
                                                 ============     ============


See Notes to Consolidated Financial Statements.

                       QUIXOTE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                     (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     1999              1998
                                                     ----              ----
Net sales ..................................     $ 16,228,000     $ 14,802,000
Cost of sales ..............................        9,061,000        8,475,000
                                                 ------------     ------------
Gross profit ...............................        7,167,000        6,327,000

Operating expenses:
  Selling & administrative .................        5,064,000        4,293,000
  Research & development ...................          341,000          437,000
                                                 ------------     ------------
                                                    5,405,000        4,730,000

Operating profit ...........................        1,762,000        1,597,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................            7,000          27,000
Interest expense ....................... ...         (184,000)       (212,000)
  Other.....................................           41,000
                                                 ------------     ------------
                                                     (136,000)       (185,000)
                                                 ------------      -----------

Earnings before income taxes ..............         1,626,000        1,412,000
Provision for income taxes ................           554,000          494,000
                                                 ------------     ------------
Net earnings ..............................      $  1,072,000     $    918,000
                                                 ============     ============

Net earnings per share:
  Basic.....................................     $        .13     $        .11
                                                 ============     ============
  Diluted...................................     $        .13     $        .11
                                                 ============     ============

Weighted average common shares outstanding:
  Basic.....................................        8,017,497        7,948,870
                                                 ============     ============

  Diluted...................................        8,326,588        8,198,459
                                                 ============     ============



See Notes to Consolidated Financial Statements.

                        QUIXOTE CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets

                                                     December 31,       June 30,
                                                 -------------------------------
                                                        1999             1999
ASSETS
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ......................  $   677,000       $ 2,153,000
  Accounts receivable, net of allowances
    for doubtful accounts of $463,000 at
    December 31 and $480,000 at June 30 .........    13,795,000        17,078,000

  Inventories:
    Raw materials ................................    3,836,000         3,069,000
    Work in process ..............................    1,581,000         1,527,000
    Finished goods ...............................    2,642,000         3,941,000
                                                    -----------       -----------
                                                      8,059,000         8,537,000
                                                    -----------       -----------

  Deferred income tax assets ....................     2,491,000         2,491,000

  Other current assets ..........................       584,000           538,000
                                                    -----------       ----------
Total current assets ............................    25,606,000        30,797,000
                                                    -----------       -----------


Property, plant and equipment, at cost ..........    27,157,000        26,794,000
Less accumulated depreciation ...................   (11,953,000)      (11,195,000)
                                                    -----------       -----------
                                                     15,204,000        15,599,000
                                                    -----------       -----------

Intangible assets, net..........................     23,619,000        24,038,000
Other assets....................................      1,386,000         1,340,000
                                                    -----------       -----------
                                                    $65,815,000       $71,774,000
                                                    ===========       ===========


See Notes to Consolidated Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                      December 31,       June 30,
                                                      ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                      1999             1999
----------------------------------------------------------------------------------
                                                       (Unaudited)
Current liabilities:
  Current portion of long-term debt ................ $   722,000      $   722,000
  Accounts payable .................................   1,366,000        3,300,000
  Dividends payable ................................   1,120,000        1,128,000
  Accrued expenses .................................   3,214,000        4,693,000
  Income tax payable................................   1,235,000          691,000
  Liabilities of discontinued operations ...........     797,000        1,684,000
                                                     -----------      -----------
Total current liabilities ..........................   8,454,000       12,218,000
                                                     -----------      -----------

Long-term debt, net of current portion..............   9,480,000       11,901,000
Deferred income tax liabilities ....................   1,449,000        1,449,000
Liabilities of discontinued operations..............     224,000          224,000
                                                     -----------      -----------
                                                      11,153,000       13,574,000
                                                     -----------      -----------

Shareholders' equity:
  Preferred stock, no par value; authorized 100,000
    shares; none issued.............................
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; issued 9,183,734 shares at
    December 31 and 9,183,734 shares at June 30.....     153,000          151,000
  Capital in excess of par value of common stock ...  33,466,000       32,929,000
  Retained earnings ................................  22,748,000       20,884,000
  Treasury stock, at cost, 1,180,420 shares at
    December 31 and 1,032,420 shares at June 30..... (10,159,000)      (7,982,000)
                                                     -----------      -----------
Total shareholders' equity .........................  46,208,000       45,982,000
                                                     -----------      -----------

                                                     $65,815,000      $71,774,000
                                                     ===========      ===========


See Notes to Consolidated Financial Statements.

                     QUIXOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Six Months Ended December 31,
                                                    -----------------------------
                                                       1999              1998
                                                       ----              ----
Operating activities:
  Net earnings ................................... $ 2,984,000       $ 2,560,000
  Adjustments to reconcile net earnings to net cash
  provided by operating activities of continuing
  operations:
    Depreciation .................................   1,111,000           866,000
    Amortization..................................     910,000           709,000
    Provisions for losses on accounts receivable..     (17,000)          (94,000)
    Changes in operating assets and liabilities:
      Accounts receivable ........................   3,300,000         2,897,000
      Refundable income taxes ....................                     1,132,000
      Inventories and other current assets........     402,000        (2,166,000)
      Accounts payable and accrued expenses ......  (3,590,000)       (1,270,000)
      Income taxes payable .......................     544,000           616,000
                                                   -----------       -----------
Net cash provided by operating activities of
  continuing operations...........................   5,644,000         5,250,000
Net cash used in discontinued operations..........    (887,000)       (4,760,000)
                                                   -----------       -----------
Net cash provided by operating activities            4,757,000           490,000
                                                   -----------       -----------

Investing activities:
  Purchase of property, plant and equipment ......    (716,000)       (1,109,000)
  Investment in Transportation Management
    Technologies, L.L.C. joint venture ...........    (250,000)         (250,000)
  Cash paid for acquired business (net of cash on
    books)........................................                   (13,040,000)
  Other ..........................................     (80,000)          (50,000)
                                                   -----------       -----------
Net cash used in investing activities ............  (1,046,000)      (14,449,000)
                                                   -----------       -----------
Financing activities:
  Borrowing on revolving line of credit...........   1,000,000        14,000,000
  Payments on revolving line of credit............  (3,000,000)
  Payments on notes payable.......................    (421,000)         (537,000)
  Payment of semi-annual cash dividend ...........  (1,128,000)       (1,021,000)
  Proceeds from exercise of common stock options..     539,000           342,000
  Repurchase of common stock for the treasury.....  (2,177,000)
                                                   -----------       -----------
Net cash provided by(used in)financing activities   (5,187,000)       12,784,000
                                                   -----------       -----------
Decrease in cash and cash equivalents ............  (1,476,000)       (1,175,000)

Cash and cash equivalents at beginning of period..   2,153,000         3,927,000
                                                   -----------       -----------
Cash and cash equivalents at end of period ....... $   677,000       $ 2,752,000
                                                   ===========       ===========

Note: During the six months ended December 31, 1999, the Company paid $1,335,000 for income taxes and paid $394,000 for interest. During the same period last year the Company paid $370,000 for income taxes and paid $374,000 for interest.

See Notes to Consolidated Financial Statements.

                       QUIXOTE CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 1999 consolidated balance sheet as presented was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

2. The provision for income taxes is based upon the estimated effective income tax rate for the year.

3. Operating results for the first six months of fiscal 2000 are not necessarily indicative of the performance for the entire year. The Company's business is historically seasonal with a higher level of sales in the Company's first and fourth fiscal quarters.


4. The computation of basic and diluted earnings per share, as prescribed by FASB No. 128, is as follows:

                                    Three Months Ended       Six Months Ended
                                       December 31,            December 31,
                                     1999       1998          1999      1998
                                     ----       ----          ----      ----
Net earnings per share of
  common stock:
    Basic ......................     $ .13      $ .11         $ .37     $ .32

    Diluted ....................     $ .13      $ .11         $ .36     $ .31

Numerator:
----------
Net earnings available to
  common shareholders-basic
  and diluted: ...............  $ 1,072,000  $  918,000  $2,984,000 $2,560,000
                                ===========  ==========  ========== ==========
Denominator:
------------
Weighted average shares
  outstanding-basic: ...........  8,017,497   7,948,870   8,050,539  7,934,780

Effect of dilutive securities:
  Stock options ................    309,091     249,589     299,616    280,523
                                 ----------  ----------  ---------- ----------

Weighted average shares
  outstanding-diluted: .........  8,326,588   8,198,459   8,350,155  8,215,303
                                 ==========  ==========  ========== ==========

Options to purchase 60,000 shares of common stock at $21 per share were outstanding during the first six months of both fiscal 2000 and fiscal 1999 and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or anti-dilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first six months of fiscal 2000 increased 15% to $35,531,000 from $30,865,000 in the first six months of fiscal 1999 due to internal sales growth as well as growth from one acquisition the Company completed during fiscal 1999. Internal sales increased primarily due to demand for the Company's permanent crash cushion products. Sales of Energy Absorption Systems, Inc. and its subsidiaries' permanent line of crash cushion products increased 15% primarily due to strong unit sales of its QuadGuard -registered trademark- family of crash cushions and the REACT 350( crash cushion. Sales of parts, the Triton Barrier -registered trademark-, the Energite -registered trademark- barrel product line, glare screen products, and highway delineators also increased during the first six months. Energy Absorption and its subsidiaries' sales increase was offset in part by a decrease in its truck-mounted attenuator ("TMA") product line sales as well as sales of the Fitch -registered trademark- barrel product line and of custom-molded products. Nu-Metrics, Inc., acquired in December 1998, contributed sales of $3,292,000 for the first six months of fiscal 2000 compared to $487,000 of sales for the one month as part of the Company last year. Sales of Highway Information Systems, Inc.'s ("HIS") highway advisory radio systems increased 5% to $1,315,000 for the first six months of fiscal 2000 from $1,256,000 for the first six months of fiscal 1999.

The gross profit margin in the first six months of the current year increased to 46.3% from 43.9% in the first six months of fiscal 1999. This was due principally to a change in sales mix at Energy Absorption and its subsidiaries related to increased sales of the higher margin QuadGuard -registered trademark- family of products along with decreased sales of the lower margin TMA product line. Offsetting the increase in part was the effect of the increase in sales of the lower margin REACT 350 -registered trademark-. Energy Absorption and its subsidiaries continue to benefit from lower vendor costs obtained for certain products along with price increases that occurred on selected products. Nu-Metrics, Inc. contributed to the increase in gross margin as its gross margin is higher than the Company's historical gross margin. Offsetting this somewhat, the gross profit margin on sales at HIS decreased during the first six months of the current year due to a change in product mix.

Selling and administrative expenses in the first six months of the current year increased 23% to $10,597,000 from $8,581,000 in the first six months last year. This was due principally to the December 1998 acquisition of Nu-Metrics, Inc. which added $968,000 in selling and administrative expenses compared to the prior year. Energy Absorption and its subsidiaries had a $712,000 increase in selling and administrative expenses primarily related to the increased level of their sales. Corporate level administrative expenses increased $353,000 primarily as a result of increased international acquisition and development efforts as well as increased insurance expense and certain employee benefits.

Research and development expenses in the first six months of the current year decreased 8% to $668,000 compared to $730,000 in the first six months last year. This was due to a considerable amount of testing in the prior year of a wider version of the REACT 350 -registered trademark- crash cushion. During the first six months of fiscal 2000, the Company made expenditures for the development of products relating to the Safe-Stop -trademark- TMA and for European qualifying tests of certain QuadGuard -registered trademark- crash cushion products. The Company continued with its development and testing of a snowplowable road marker and a reflective pavement marker for warm weather climates. The Company also had ongoing expenses related to the development of an anti-icing system for bridges, new broadband wireless sensors and other developmental projects.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



Interest income in the first six months of the current year was $15,000 compared to $66,000 in the first six months last year. Interest income declined as a result of a decline in the Company's cash balance from $2,752,000 at December 31, 1998 to $677,000 at December 31, 1999. Interest expense in the first six months of the current year was $392,000 compared to $380,000 in the first six months last year. The increase in interest expense related to an increase in average debt outstanding as a result of debt incurred in connection with the acquisition of Nu-Metrics, Inc. in December 1998. Other income in the first six months of fiscal 2000 was $15,000 primarily due to royalty income earned by Nu-Metrics, Inc. offset by the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. ("TMT").

The Company's effective income tax rate for the first six months of fiscal 2000 was 38% compared to an effective income tax rate of 35% in the same period last year due to last year's greater realization of certain tax benefits. The Company believes its effective income tax rate for the current year will be approximately 38%.


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the second quarter of fiscal 2000 increased 10% to $16,228,000 from $14,802,000 in the second quarter of fiscal 1999 due to internal sales growth as well as growth from one acquisition the Company completed during fiscal 1999. Internal sales increased primarily from demand for the Company's permanent crash cushion products. Energy Absorption Systems, Inc. and its subsidiaries' sales increased 3% primarily due to stronger sales of its QuadGuard
-registered trademark- family of crash cushions and the REACT 350 -registered trademark- crash cushion. Sales of parts, the Triton Barrier -registered trademark-, and the Energite -registered trademark- and Fitch -registered trademark- barrel product lines also increased during the quarter. Energy Absorption and its subsidiaries' sales increase was offset in part by a decrease in its TMA product line sales as well as sales of custom-molded and glare screen products. Nu-Metrics, Inc., acquired in December 1998, contributed sales of $1,531,000 for the second quarter of fiscal 2000 compared to $487,000 of sales for the one month as part of the Company last year. Sales of HIS' highway advisory radio systems decreased 13% to $573,000 for the second quarter of fiscal 2000 from $660,000 for the first six months of fiscal 1999.


The gross profit margin in the second quarter of the current year increased to 44.2% from 42.7% in the second quarter of fiscal 1999. This was due principally to a change in sales mix at Energy Absorption and its subsidiaries related to increased sales of the higher margin QuadGuard -registered trademark- family of products along with decreased sales of the lower margin TMA product line in the current second quarter. Offsetting the increase in part was the increase in sales of the lower margin REACT 350 -registered trademark-. Energy Absorption and its subsidiaries continue to benefit from lower vendor costs obtained for certain products along with price increases that occurred on selected products. Nu-Metrics, Inc. contributed to the increase in gross margin as its gross margin is higher than the Company's historical gross margin. Offsetting this somewhat, the gross profit margin on sales at HIS decreased during the second quarter of the current year due to a change in product mix and lower sales volume.

Selling and administrative expenses in the second quarter of the current year increased 18% to $5,064,000 from $4,293,000 in the same period last year. This was due principally to the December 1998 acquisition of Nu-Metrics, Inc. which added a net increase of $412,000 in selling and administrative expenses compared to the prior year. Energy Absorption and its subsidiaries had a $267,000 increase in selling and administrative expenses primarily related to the increased level of their sales. Corporate level administrative expenses increased $110,000 primarily as a result of increased international acquisition and development efforts as well as increased insurance expense and certain employee benefits.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



Research and development expenses in the second quarter of the current year decreased 22% to $341,000 compared to $437,000 in the second quarter last year. This was due to a considerable amount of testing in the prior year of a wider version of the REACT 350 -registered trademark- crash cushion. During the second quarter of the current year, the Company continued with the development of a reflective pavement marker for warm weather climates and testing of a snowplowable road marker. The Company also incurred costs related to the development of an anti-icing system for bridges, new broadband wireless sensors and other developmental projects.

Interest income in the second quarter of the current year was $7,000 compared to $27,000 in the second quarter last year. Interest income declined as a result of a decline in the Company's cash balance from $2,752,000 at December 31, 1998 to $677,000 at December 31, 1999. Interest expense in the second quarter of fiscal 2000 was $184,000 compared to $212,000 in the second quarter of fiscal 1999. The decrease in interest expense is related to the higher level of long-term debt outstanding in the second quarter of fiscal 1999 in connection with the acquisition of Nu-Metrics, Inc. Other income in the second quarter of fiscal 2000 was $41,000 primarily due to royalty income earned by Nu-Metrics, Inc. offset by the equity loss on the investment in TMT.

The Company's effective income tax rate for the second quarter of fiscal 2000 was 34% compared to an effective income tax rate of 35% in the same period last year. During the second quarter of the current year, the Company revised its effective income tax rate for fiscal 2000 to 38% from 40% due to its ability to utilize certain state net operating loss carryforwards. The Company believes its effective income tax rate for the current year will be approximately 38%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $677,000 and access to additional funds of $34,000,000 under its bank arrangements as of December 31, 1999. Continuing operating activities were a source of cash for the Company for the first six months of fiscal 2000 providing $5,644,000. Discontinued operations, however, used cash of $887,000 primarily for lease commitments as well as accounting and legal expenses. This resulted in net cash provided from operating activities of $4,757,000.

Investing activities used cash of $1,046,000 during the first six months of fiscal 2000 including $716,000 for the purchase of equipment and $250,000 for the Company's investment in TMT.

Financing activities used cash of $5,187,000 during the first six months of the current year. The payment of the Company's semi-annual cash dividend used cash of $1,128,000. The Company also reduced its outstanding revolving credit facility by $3,000,000 offset by borrowings of $1,000,000. In addition, the Company used cash of $421,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc. and Nu-Metrics, Inc. and paid $2,177,000 to purchase its own common stock for the treasury. Offsetting these cash payments somewhat, the Company received cash of $539,000 for the exercise of common stock options.

For fiscal 2000, the Company anticipates needing less than $2,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



YEAR 2000
---------

The Company to date has not encountered any significant Year 2000 ("Y2K") issues with its computer hardware, software, non-information technology systems or relevant third parties. Although the Company and its relevant third parties do not appear to have suffered any significant Y2K issues or related disruptions as a result of the roll over from 1999 to 2000, it is possible that certain Y2K issues may exist but have not yet materialized. While the Company believes that any future Y2K issues are of a much lower risk, there can be no assurance that these issues will not have a material effect on the Company's operations.

The monitoring of hardware, software, and relevant third parties is ongoing and contingency plans are in place if problems should arise. The Company has not incurred any material costs related to Y2K issues in the three and six month periods ended December 31, 1999. Any future costs are expected to be immaterial to the Company's results of operations, liquidity and capital resources, although if they were to occur, they would be expensed as incurred and funded by operating cash flows.


FORWARD LOOKING STATEMENTS
--------------------------

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; continued funding from federal highway legislation; and competitive and general economic conditions.

                            PART II - OTHER INFORMATION



There is no information required to be reported under any items except as indicated below:


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on November 23, 1999. The matters voted on at the Annual Meeting were as follows:

(i) The election of Philip E. Rollhaus, Jr. and Leslie J. Jezuit to serve as directors.

(ii) The approval of the amendment to the Company's 1993 Long-Term Stock Ownership Incentive Plan.

(iii) The approval of the amendment to the Company's 1991 Director Stock Option Plan.

(iv) The approval of PricewaterhouseCoopers LLP as independent auditors for the Company.

Messrs. Rollhaus and Jezuit were elected and all other matters were approved as a result of the following shareholder votes:

                                                           ABSTAIN OR      NO
                                FOR         AGAINST         WITHHELD      VOTE
                                ===         =======        ==========     ====

ELECTION OF DIRECTORS
  Philip E. Rollhaus, Jr.    6,847,754                       502,313
  Leslie J. Jezuit           6,850,310                       499,757

APPROVAL OF AMENDMENT OF
  1993 LONG-TERM STOCK
  OWNERSHIP INCENTIVE PLAN   5,862,550     1,435,928          51,589

APPROVAL OF AMENDMENT OF
  1991 DIRECTOR STOCK
  OPTION PLAN                5,657,760     1,642,295          50,012

APPROVAL OF
PRICEWATERHOUSECOOPERS LLP   7,308,227        19,295          22,545


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits
     Exhibit 27.

(b)  Reports on Form 8-K.
     None

                                     SIGNATURE
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 QUIXOTE CORPORATION


DATED:  February 11, 2000                        /s/ Daniel P. Gorey
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