Form 10-Q
period 2000-03-31
QUIXOTE CORP
filed 2000-05-12
CIK 32870

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              -------------------------------------------------------
              [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 2000


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
                                    YES   XX       NO
                                         -----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,850,547 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 2000.

                         PART I - FINANCIAL INFORMATION
                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Nine Months Ended March 31,
                                                 -------------------------------
                                                     2000              1999
                                                     ----              ----
Net sales ..................................     $ 55,584,000     $ 49,212,000
Cost of sales ..............................       29,400,000       27,400,000
                                                 ------------     ------------
Gross profit ...............................       26,184,000       21,812,000


Operating expenses:
  Selling & administrative .................       17,336,000       14,327,000
  Research & development ...................        1,044,000        1,186,000
                                                 ------------     ------------
                                                   18,380,000       15,513,000


Operating profit ...........................        7,804,000        6,299,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................           23,000           76,000
  Interest expense .........................         (617,000)        (723,000)
  Other ....................................           (4,000)          29,000
                                                 ------------     ------------
                                                     (598,000)        (618,000)
                                                 ------------     ------------

Earnings from continuing operations before
  income taxes .............................        7,206,000        5,681,000
Provision for income taxes .................        2,738,000        1,988,000
                                                 ------------     ------------
Earnings from continuing operations.........        4,468,000        3,693,000
                                                 ------------     ------------

Earnings from discontinued operations
  (net of income taxes) ....................                           240,000
                                                 ------------     ------------
Net earnings ...............................     $  4,468,000     $  3,933,000
                                                 ============     ============


Per share data - basic:
  Earnings from continuing operations.......     $        .56     $        .46
  Earnings from discontinued operations.....                               .03
                                                 ------------     ------------
  Net earnings..............................     $        .56     $        .49
                                                 ============     ============
  Weighted average common shares outstanding        7,997,553        7,962,584
                                                 ============     ============

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Operations-Continued
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                    -----------------------------
                                                       2000           1999
                                                       ----           ----

Per share data - diluted:
  Earnings from continuing operations ...........   $      .54      $      .45
  Earnings from discontinued operations..........                          .03
                                                    ----------      ----------
  Net earnings ..................................   $      .54      $      .48
                                                    ==========      ==========
  Weighted average common shares outstanding.....    8,270,950       8,216,341
                                                    ==========      ==========


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 -------------------------------
                                                     2000              1999
                                                     ----              ----
Net sales ..................................     $ 20,053,000     $ 18,347,000
Cost of sales ..............................       10,309,000       10,098,000
                                                 ------------     ------------
Gross profit ...............................        9,744,000        8,249,000

Operating expenses:
  Selling & administrative .................        6,739,000        5,746,000
  Research & development ...................          376,000          456,000
                                                 ------------     ------------
                                                    7,115,000        6,202,000

Operating profit ...........................        2,629,000        2,047,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................            8,000           10,000
  Interest expense .........................         (225,000)        (343,000)
  Other ....................................          (19,000)          29,000
                                                 ------------     ------------
                                                     (236,000)        (304,000)
                                                 ------------     ------------

Earnings from continuing operations before
  income taxes .............................        2,393,000        1,743,000
Provision for income taxes .................          909,000          610,000
                                                 ------------     ------------
Earnings from continuing operations.........        1,484,000        1,133,000
                                                 ------------     ------------

Earnings from discontinued operations
  (net of income taxes) ....................                           240,000
                                                 ------------     ------------
Net earnings ...............................     $  1,484,000     $  1,373,000
                                                 ============     ============


Per share data - basic:
  Earnings from continuing operations.......     $        .19     $        .14
  Earnings from discontinued operations.....                               .03
                                                 ------------     ------------
  Net earnings..............................     $        .19     $        .17
                                                 ============     ============
  Weighted average common shares outstanding        7,891,580        8,018,193
                                                 ============     ============

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Operations-Continued
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    -----------------------------
                                                       2000           1999
                                                       ----           ----

Per share data - diluted:
  Earnings from continuing operations ...........   $      .18      $      .14
  Earnings from discontinued operations..........                          .03
                                                    ----------      ----------

  Net earnings ..................................   $      .18      $      .17
                                                    ==========      ==========
  Weighted average common shares outstanding.....    8,068,079       8,238,973
                                                    ==========      ==========


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of

                                                     March 31,        June 30,
                                                 -------------------------------
ASSETS                                                 2000             1999
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ......................  $   689,000       $2,153,000
  Accounts receivable, net of allowances
    for doubtful accounts of $893,000 at
    March 31 and $480,000 at June 30 .............   16,317,000       17,078,000

  Inventories:
    Raw materials ................................    3,568,000        3,069,000
    Work in process ..............................    1,610,000        1,527,000
    Finished goods ...............................    3,453,000        3,941,000
                                                    -----------       ----------
                                                      8,631,000        8,537,000
                                                    -----------       ----------

  Deferred income tax assets ....................     2,491,000        2,491,000

  Other current assets ..........................       512,000          538,000
                                                    -----------       ----------
Total current assets ............................    28,640,000       30,797,000
                                                    -----------       ----------


Property, plant and equipment, at cost ..........    27,775,000       26,794,000
Less: accumulated depreciation ..................   (12,602,000)     (11,195,000)
                                                    -----------       ----------
                                                     15,173,000       15,599,000
                                                    -----------       ----------

Intangible assets, net..........................     23,041,000       24,038,000
Other assets....................................      1,485,000        1,340,000
                                                    -----------       ----------
                                                    $68,339,000      $71,774,000
                                                    ===========      ===========


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets-Continued
                                      As of

                                                        March 31,       June 30,
                                                     ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                      2000             1999
--------------------------------------------------------------------------------
                                                       (Unaudited)
Current liabilities:
  Current portion of long-term debt ................ $   714,000      $  722,000
  Accounts payable .................................   2,028,000       3,300,000
  Dividends payable ................................                   1,128,000
  Accrued expenses .................................   4,290,000       4,693,000
  Income taxes payable..............................   1,586,000         691,000
  Liabilities of discontinued operations ...........     559,000       1,684,000
                                                     -----------      ----------
Total current liabilities ..........................   9,177,000      12,218,000
                                                     -----------      ----------

Long-term debt, net of current portion..............  11,774,000      11,901,000
Deferred income tax liabilities ....................   1,449,000       1,449,000
Liabilities of discontinued operations..............     353,000         224,000


Shareholders' equity:
  Preferred stock, no par value; authorized 100,000
    shares; none issued.............................
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; 9,186,067 issued shares at
    March 31 and 9,104,166 shares at June 30 .......     153,000         151,000
  Capital in excess of par value of common stock ...  33,487,000      32,929,000
  Retained earnings ................................  24,232,000      20,884,000
  Treasury stock, at cost, 1,335,520 shares at
    March 31 and 1,032,420 shares at June 30........ (12,286,000)     (7,982,000)
                                                     -----------      ----------
Total shareholders' equity .........................  45,586,000      45,982,000
                                                     -----------      ----------
                                                     $68,339,000     $71,774,000
                                                     ===========     ===========


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                    ----------------------------
                                                       2000              1999
                                                       ----              ----
Cash from operating activities:
  Earnings from continuing operations............. $ 4,468,000       $ 3,693,000
  Adjustments to reconcile earnings from continuing
  operations to net cash provided by operating
  activities:
    Depreciation .................................   1,556,000         1,320,000
    Amortization..................................   1,140,000         1,210,000
    Provisions for losses on accounts receivable..     413,000           (94,000)
    Changes in operating assets and liabilities
     (net of the effect of acquisitions):
      Accounts receivable ........................     348,000          (865,000)
      Refundable income taxes ....................                     1,132,000
      Inventories and other current assets........     (68,000)       (2,635,000)
      Accounts payable and accrued expenses ......  (1,675,000)        1,051,000
      Income taxes payable .......................     895,000         2,410,000
                                                   -----------       -----------
Net cash provided by operating activities of
  continuing operations...........................   7,077,000         7,222,000
Net cash provided by (used in) discontinued
  operations......................................    (996,000)        1,542,000
                                                   -----------       -----------
Net cash provided by operating activities ........   6,081,000         8,764,000
                                                   -----------       -----------
Investing activities:
  Cash paid for acquired business (net of cash on
    books)........................................                   (13,701,000)
  Purchase of property, plant and equipment ......  (1,130,000)       (1,881,000)
  Investment in Transportation Management
    Technologies, L.L.C. .........................    (361,000)         (500,000)
  Other ..........................................      73,000           (49,000)
                                                   -----------       -----------
Net cash used in investing activities ............  (1,418,000)      (16,131,000)
                                                   -----------       -----------
Financing activities:
  Payments on revolving line of credit ...........  (4,100,000)
  Borrowings on revolving line of credit..........   4,400,000         7,100,000
  Payments on notes payable.......................    (435,000)         (797,000)
  Payment of semi-annual cash dividend ...........  (2,248,000)       (2,135,000)
  Proceeds from exercise of common stock options..     560,000           612,000
  Repurchase of common stock for the treasury.....  (4,304,000)
                                                   -----------       -----------
Net cash provided by(used in)financing
  activities......................................  (6,127,000)        4,780,000
                                                   -----------       -----------
Decrease in cash and cash equivalents ............  (1,464,000)       (2,587,000)

Cash and cash equivalents at beginning of period..   2,153,000         3,927,000
                                                   -----------       -----------
Cash and cash equivalents at end of period ....... $   689,000       $ 1,340,000
                                                   ===========       ===========

Note: During the nine months ended March 31, 2000, the Company paid $1,844,000 for income taxes and paid $580,000 for interest. During the same period in the prior year, the Company had net cash refunds of $1,554,000 for income taxes and paid $742,000 for interest.

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

3. Operating results for the first nine months of fiscal 2000 are not necessarily indicative of the performance for the entire year. The Company's business is historically seasonal with a higher level of sales in the Company's first and fourth fiscal quarters.

4. The computation of basic and diluted earnings per share, as prescribed by FASB No. 128, is as follows:

                                        Three Months Ended      Nine Months Ended
                                           March 31,               March 31,
                                         2000       1999          2000      1999
                                         ----       ----          ----      ----
Net earnings per share of common stock:
    Basic ......................          $ .19    $ .17        $ .56      $ .49
    Diluted ....................          $ .18    $ .17        $ .54      $ .48

Numerator:
----------
Net earnings available to
  common shareholders-basic
  and diluted: .................     $1,484,000  $1,373,000  $4,468,000  $3,933,000
                                     ==========  ==========  ==========  ==========
Denominator:
------------
Weighted average shares
  outstanding-basic: ...........      7,891,580   8,018,193   7,997,553   7,962,584

Effect of dilutive securities:
  Stock options ................        176,499     220,780     273,397     253,757
                                     ----------  ----------  ----------  ----------
Weighted average shares
  outstanding-diluted: .........      8,068,079   8,238,973   8,270,950   8,216,341
                                     ==========  ==========  ==========  ==========

Options to purchase 60,000 shares of common stock at $21 per share were outstanding during the first nine months of both fiscal 2000 and fiscal 1999 and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or anti-dilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first nine months of fiscal 2000 increased 13% to $55,584,000 from $49,212,000 in the first nine months of fiscal 1999 due to solid internal sales growth as well as growth from one acquisition the Company completed during fiscal 1999. Internal sales increased 8% primarily due to domestic and international demand for the Company's permanent crash cushion products. Sales of Energy Absorption Systems, Inc. ("Energy Absorption") and its subsidiaries increased 5% due to strong demand for its permanent line of crash cushion products. Sales of Energy Absorption Systems, Inc. and its subsidiaries' permanent line of crash cushion products increased 14% primarily due to strong unit sales of the REACT 350 -Registered Trademark- crash cushion and its QuadGuard -Registered Trademark- family of crash cushions. Sales of the new Safe-Stop -trademark- truck-mounted attenuator ("TMA"), the Energite -Registered Trademark- barrel product line, parts, and highway delineators also increased during the first nine months of fiscal 2000. Energy Absorption and its subsidiaries' sales increase was offset in part by a decrease in sales of its other TMA products, Universal Module -Registered Trademark- barrels, the Triton Barrier -Registered Trademark-, glare screen and custom-molded products. Nu-Metrics, Inc., acquired in December 1998, contributed sales of $5,309,000 for the first nine months of fiscal 2000 compared to $1,801,000 for the four months as part of the Company last year. Sales of Highway Information Systems, Inc. ("HIS") increased 23% to $2,081,000 for the first nine months of fiscal 2000 from $1,696,000 for the first nine months of fiscal 1999 primarily due to strong sales of its highway advisory radio systems.

The gross profit margin in the first nine months of the current year increased to 47.1% from 44.3% in the first nine months of fiscal 1999. This was due principally to increased sales of higher margin products at Nu-Metrics, Inc. and HIS. A change in sales mix at Energy Absorption and its subsidiaries also contributed to the increase in margin due to increased sales of the higher margin QuadGuard -Registered Trademark- family of products along with decreased sales of the lower margin TMA product line. Offsetting the increase in part was the effect of the increase in sales of the lower margin REACT 350 -Registered Trademark-. Energy Absorption and its subsidiaries benefited from lower vendor costs obtained for certain products along with price increases that occurred on selected products.

Selling and administrative expenses in the first nine months of the current year increased 21% to $17,336,000 from $14,327,000 in the first nine months last year. This was due principally to the higher level of sales and the December 1998 acquisition of Nu-Metrics, Inc. which added $968,000 in selling and administrative expenses compared to the prior year. Energy Absorption and its subsidiaries had a $1,074,000 increase in selling and administrative expenses primarily related to the increased level of their sales and business development efforts. HIS' selling and administrative expenses increased $454,000 primarily due to the increased level of their sales. Corporate level administrative expenses increased $461,000 primarily as a result of increased international acquisition and development efforts as well as increased health insurance and certain employee benefit expenses. In addition, the increase was due to the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. ("TMT"), reclassified from other expenses.

Research and development expenses in the first nine months of the current year decreased 12% to $1,044,000 compared to $1,186,000 in the first nine months last year. This was due to a considerable amount of testing in the prior year of a wider version of the REACT-Registered Trademark- crash cushion and the development of the Safe-Stop -trademark- TMA. During the first nine months of fiscal 2000, the Company made expenditures for the development of products relating to the Safe-Stop -trademark- TMA and for European qualifying tests of certain QuadGuard-Registered Trademark- crash cushion products. The Company continued with its development and testing of a reflective pavement marker for warm weather climates and of a snowplowable road marker, the development of an anti-icing system for bridges, new broadband wireless sensors and other developmental projects.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest income in the first nine months of the current year was $23,000 compared to $76,000 in the first nine months last year. Interest income declined as a result of a decline in the Company's invested cash balance. Interest expense in the first nine months of the current year was $617,000 compared to $723,000 in the first nine months last year. The decrease in interest expense is related to the higher level of average long-term debt outstanding in the first nine months of fiscal 1999 in connection with the acquisition of Nu-Metrics, Inc. in December 1998.

The Company's effective income tax rate for the first nine months of fiscal 2000 was 38% compared to an effective income tax rate of 35% in the same period last year due to last year's greater realization of certain tax benefits. The Company believes its effective income tax rate for the current year will be approximately 38%.


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER
----------------------------------------------

The Company's sales for the third quarter of fiscal 2000 increased 9% to $20,053,000 from $18,347,000 in the third quarter of fiscal 1999 due to increased sales at Energy Absorption Systems, Inc. and its subsidiaries as well as Nu-Metrics, Inc. and HIS. Sales of Energy Absorption Systems, Inc. and its subsidiaries increased 4% due to strong demand for its permanent line of crash cushion products for which sales increased 11%. Strong unit sales of the REACT 350 -Registered Trademark- crash cushion were offset in part by a decrease in sales of its QuadGuard -Registered Trademark- family of crash cushions. Sales of the Safe-Stop - trademark- TMA, Energite -Registered Trademark- barrels, parts and custom-molded products also increased during the quarter. Energy Absorption and its subsidiaries' sales increase was offset in part by a decrease in sales of its Triton Barrier -Registered Trademark-, Universal Module -Registered Trademark- barrels, highway delineators and glare screen products. Sales of Nu-Metrics, Inc.'s products increased 54% to $2,017,000 for the third quarter of fiscal 2000 compared to $1,314,000 for the third quarter of fiscal 1999 primarily due to strong unit sales of its Groundhog -Registered Trademark- line of permanent traffic monitors and its Hi-Star-Registered Trademark- portable traffic counter. Sales of HIS increased 74% to $766,000 for the third quarter of the current year from $440,000 for the third quarter of the prior year as a result of strong sales of its highway advisory radio systems.

The gross profit margin in the third quarter of the current year increased to 48.6% from 45.0% in the third quarter of the prior year. This was due principally to increased sales of higher margin products at Nu-Metrics, Inc. and HIS and to the increased sales volume of these companies. The increase was offset by a slight decrease in gross margin due to a change in sales mix at Energy Absorption and its subsidiaries with increased sales of the lower margin REACT 350 -Registered Trademark- and Safe-Stop -trademark- TMA and decreased sales of the higher margin QuadGuard -Registered Trademark- family of products. However, Energy Absorption and its subsidiaries continued to benefit from lower vendor costs obtained for certain products along with price increases that occurred on selected products.

Selling and administrative expenses in the third quarter of the current year increased 17% to $6,739,000 from $5,746,000 in the same period last year. This was due principally to the higher level of sales for the third quarter of the current year. Energy Absorption and its subsidiaries had a $362,000 increase in selling and administrative expenses primarily related to the increased level of their sales and business development efforts. Selling and administrative expenses at Nu-Metrics, Inc. and HIS increased $523,000 primarily due to the increased level of their sales. Corporate level administrative expenses increased $108,000 primarily as a result of the equity loss on the investment in the joint venture, TMT, reclassified from other expenses.

Research and development expenses in the third quarter of the current year decreased 18% to $376,000 compared to $456,000 in the third quarter last year. This was due to a considerable amount of testing in the prior year relating to the development of the Safe-Stop -trademark- TMA.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Interest income in the third quarter of the current year was $8,000 compared to $10,000 in the third quarter last year. Interest income declined as a result of a decline in the Company's invested cash balance. Interest expense in the third quarter of fiscal 2000 was $225,000 compared to $343,000 in the third quarter of fiscal 1999. The decrease in interest expense is related to the higher level of average long-term debt outstanding in the third quarter of fiscal 1999 in connection with the acquisition of Nu-Metrics, Inc. in December 1998. Other expense in the current quarter was $19,000 primarily due to the reclassification to operating income of $100,000 in royalty income earned by Nu-Metrics, Inc. offset by an $84,000 equity loss on the investment in the joint venture, TMT.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $689,000 and access to additional funds of $31,700,000 under its bank arrangements as of March 31, 2000. Continuing operating activities were a source of cash for the Company for the first nine months of fiscal 2000 providing $7,077,000. Discontinued operations, however, used cash of $996,000 primarily for lease commitments as well as accounting and legal expenses. This resulted in net cash provided from operating activities of $6,081,000.

Investing activities used cash of $1,418,000 during the first nine months of fiscal 2000 including $1,130,000 for the purchase of equipment and $361,000 for the Company's investment in TMT.

Financing activities used cash of $6,127,000 during the first nine months of the current year. The payment of the Company's semi-annual cash dividend used cash of $2,248,000. The Company also borrowed $4,400,000 on its revolving credit facility offset by payments of $4,100,000. In addition, the Company used cash of $435,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc. and Nu-Metrics, Inc. and paid $4,304,000 to purchase 303,100 shares of its own common stock for the treasury. Offsetting these cash payments somewhat, the Company received cash of $560,000 for the exercise of common stock options.

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

                           PART II - OTHER INFORMATION



There is no information required to be reported under any items except as indicated below:




ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  Exhibits

     Exhibit 3(b) Amended and Restated By-Laws of the Company as amended through February 24, 2000, filed herewith.

     Exhibit 27   Financial Data Scehdule

(b)  Reports on Form 8-K.

     None

                                    SIGNATURE
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                              QUIXOTE CORPORATION


DATED:  May 12, 2000                          /s/ Daniel P. Gorey
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