Form 10-K
period 2000-06-30
QUIXOTE CORP
filed 2000-09-27
CIK 32870

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     For the fiscal year ended June 30, 2000
                                               -------------
                                       OR
/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period         to
                                                -------    --------

                             Commission file number 0-7903
                                                    ------

                               Quixote Corporation
                           ---------------------------
               (Exact name of registrant as specified in its charter)

                     DELAWARE                           36-2675371
            -----------------------------            ----------------
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)          Identification No.)

     ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS              60601
     ----------------------------------------        ----------------
     (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number including area code: (312) 467-6755
                                                           --------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock ($.01-2/3 Par Value)
                        ---------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                      $108,774,800 as of September 1, 2000
                      ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2000 which will be filed with the Commission on or about October 4, 2000 is incorporated by reference at Part III.

                                       TABLE OF CONTENTS

PART I                                                                              PAGE
                                                                                    ----
  Item  1.  Business......................................................          3-6

  Item  2.  Properties....................................................            7

  Item  3.  Legal Proceedings.............................................            8

  Item  4.  Submission of Matters to a Vote of Security Holders...........            8


PART II

  Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................            9

  Item  6.  Selected Financial Data.......................................            9

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................        10-12

  Item  8.  Financial Statements and Supplementary Data...................        13-26

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................           27


PART III

  Item 10.  Directors and Executive Officers of the Registrant............           27

  Item 11.  Executive Compensation........................................           28

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management................................................           28

  Item 13.  Certain Relationships and Related Transactions................           28


PART IV

  Item 14.  Exhibits, Financial Statement Schedule and Reports
            on Form 8-K...................................................        29-31



SIGNATURES................................................................           32

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

As of June 30, 2000, Quixote Corporation and its subsidiaries employed approximately 582 people.

DESCRIPTION OF BUSINESS

The Company's business is highway and transportation safety, concentrating on safety problems and designing products to provide solutions for the highways. The Company provides solutions for improving safety on the roads through: minimizing the severity of crashes that occur and preventing crashes from occurring by directing or providing information. The Company's products are sold primarily by a single sales force to similar customers in the highway construction and safety business.

In the category of reducing the severity of crashes, the Company's patented highway crash cushions were first conceived and developed in 1969 in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since that time, various types of highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program.

The Company develops, manufactures and markets lines of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

The Company also manufactures and sells products that prevent crashes and help control the flow of traffic by directing or guiding. The Company manufactures and markets a line of flexible sign and guide post systems (delineators) and a glare screen system. The guide posts are extruded from polyethylene and are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented, in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles on roads where the inside lanes are adjacent to the median barrier.

To expand the Company's business within the highway and transportation safety industry, the Company acquired two companies that manufacture intelligent transportation safety products which provide information to prevent crashes from occurring, in fiscal 1999 and 1998. Highway Information Systems, Inc.
(HIS), acquired in April 1998, manufactures and markets highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. The Company acquired Nu-Metrics, Inc. a leading innovator and manufacturer of electronic wireless measuring and sensing devices in December 1998. Since it was founded in 1970, Nu-Metrics has developed innovative products that employ technology to gather and use information to relieve traffic congestion. It was the first company to market a self-contained, wireless, magnetic traffic counter/classifier.

The Company's expanded highway and transportation safety products include the Groundhog-Registered Trademark- line of permanent traffic monitors, which gathers information on the volume, speed and class of vehicles as well as road surface conditions and transmits this data using the spread spectrum wireless method (RF) to a receiver unit. The data is then relayed on a real-time basis to a base computer or control center for monitoring. The Hi-Star-Registered Trademark- is a portable traffic counter/classifier. The Nitestar-Registered Trademark- is an in-vehicle device that can accurately measure the distance between any two fixed points on the highway. The Company also manufactures and markets remote traffic and weather information networks (RTWIN). Using a tower equipped with weather instruments and special detectors mounted in the road, RTWIN products can detect freezing conditions and provide valuable data to dispatch salt trucks or automatically activate anti-icing systems. The Company is also a leading manufacturer of highway advisory radio (HAR) systems which broadcast traffic information using an AM radio frequency. The Company's two principal HAR products are: a stationary system, the Hiway MaxTM, and a mobile system, the Solar Max-TM-. The Hiway Max is intended to be used near long-term construction sites, public arenas, or other frequently congested traffic areas. The Solar Max is easily transported and is intended for short-term or emergency uses and allows the transmission of information without an external power source. Both systems use AM radio frequencies to communicate messages to motorists about traffic, road conditions and weather. The messages may be pre-recorded or updated on a real-time basis through a phone line or Local Area Network with reception up to six miles from the unit.

Products can be further broken down into permanent and construction zone applications and, as such, are sold to those markets. Most of the products for permanent and construction zone applications are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 which provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA which makes the products eligible for federal funds for highway projects.

The Company provides product education, selection and application assistance. The Company, in some cases, performs site preparation and installation for its products. These services are generally performed by the Company's distributor/contractor network.

COMPETITION AND MARKETING

The Company's products are sold in all 50 U.S. states. Regional managers supervise 42 domestic distributors and make direct sales in areas not covered by distributors. Although the federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of the Company's domestic products. The Company sells its products principally to either distributors or to contractors (on behalf of state and local governments). For certain products, the Company sells using catalogs and inside sales personnel.

Many international governments are now beginning to recognize the need for crash cushions and the Company's other highway safety products as a method of reducing traffic fatalities. The Company's products are sold internationally through a network of 46 distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

The Company experiences competition in specific crash cushion product lines, particularly in the sand barrel, QuadGuard, REACT 350 and TMA lines. The Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN), with TrafFix Devices, Inc. and with other smaller regional companies. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. There are several companies that manufacture and sell highway advisory radio systems. The Company's traffic counters and sensors compete with many different technologies including inductive loop detectors, microwave and infra red sensors and machine vision (video) that each offer certain advantages. The Company believes it competes effectively through advanced product development and patent protection, strong distribution, product quality and price.

GOVERNMENT POLICIES

The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A large portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Legislation called the Transportation Equity Act for the 21st Century (TEA 21) was passed in May of 1998 and provides federal funding of approximately $218 billion over a six-year period, an increase of more than 40% over previous spending levels. This legislation also includes a guaranteed amount of funding for highway safety programs. The states must set aside 10% of the federal funds received each year under TEA 21 for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. The Company is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

Internationally, funding and government policies vary by country in regard to highway and transportation safety. In most cases, additional testing of the Company's products may be required in order to obtain certification.

BACKLOG

As of June 30, 2000, 1999 and 1998, the Company had a backlog of unfilled orders for highway safety devices of $10,568,000, $11,069,000 and $12,204,000, respectively. The Company can usually fill an order anywhere from two days to 8 weeks of receipt depending on the type of product.

RESEARCH AND DEVELOPMENT; PATENTS

Many of the Company's products have patented features and the Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $1,614,000, $1,544,000 and $1,570,000, for the years 2000, 1999 and 1998, respectively.

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

RAW MATERIALS

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum and electronic components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. The Company believes that adequate supplies of these materials will continue to be available.

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

FOREIGN AND DOMESTIC OPERATIONS AND REVENUES

The Company's operations consist of one industry segment engaged in the manufacture and sale of highway safety products. The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $9,820,000 in 2000, $6,316,000 in 1999 and $4,510,000 in
1998.

OTHER

INVESTMENT IN TRANSPORTATION MANAGEMENT TECHNOLOGIES, L.L.C. (TMT) JOINT
VENTURE

During fiscal 1999, the Company entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The TMT joint venture is composed of the Company, G.I.E. Technologies Ltd., based in Montreal, Canada, and eight independent distributors of the Company's highway products. The Company has invested $1,111,000 in TMT, of which $750,000 was paid in 1999 and $361,000 in 2000, for a 19% interest in the joint venture. This investment is being accounted for under the equity method of accounting which resulted in charges of $316,000 and $54,000 for the years ended June 30, 2000 and 1999, respectively.

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

In March 1999, the Company assigned all of its rights to certain real property and a building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram, Ltd.'s exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000.

Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings.

ITEM 2.  PROPERTIES

                                                                                                      Owned or
Location                          Available Space                  Purpose                             Leased
--------------------------        ---------------                  ------------------                 --------
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

3617 Cincinnati Avenue             22,000 sq. ft.                  Warehouse and research             Owned
Rocklin, California                                                and development facility
                                                                   for highway safety
                                                                   devices

3300 N. Kenmore Street             81,000 sq. ft.                  Sale and manufacture of            Owned
South Bend, Indiana                                                highway safety devices and
                                                                   other plastic products

739 College Drive                  28,000 sq. ft.                  Storage facility for               Owned
South Bend, Indiana                                                highway safety devices

23785 Cabot Boulevard               2,300 sq. ft.                  Sales office                       Leased
Hayward, California

4021 Stirrup Creek Drive           12,500 sq. ft.                  Sale and manufacture of            Leased
Durham, North Carolina                                             highway advisory radio
                                                                   equipment

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

ITEM 3.  LEGAL PROCEEDINGS

A. ERNEST CHICO v. THE STATE OF INDIANA, ENERGY ABSORPTION SYSTEMS, INC. AND HOOSIER COMPANY, Lake Superior Court for the State of Indiana, Cause No. 45DO2-9605-CT-391. The Company settled this case in September 2000 for a nominal amount.

B. DISC MANUFACTURING, INC. v. CD TITLES, INC.; DISC MANUFACTURING, INC. v. PALOMAR MEDICAL TECHNOLOGIES, INC., Consolidated Action No. 9705328-B, Superior Court of the Commonwealth of Massachusetts. This is an action brought by Disc Manufacturing, Inc. to recover approximately $680,000 for goods and services sold to CD Titles, of which $400,000 was guaranteed by Palomar Medical Technologies. CD Titles answered the complaint, asserting a counterclaim for conversion of certain inventory valued by CD Titles at $1.3 million which has been dismissed. Discovery has proceeded, but is presently stayed in accordance with an automatic stay that was entered upon an involuntary petition in bankruptcy filed against CD Titles in July 1998 by DMI and other creditors under Chapter 7 of the Bankruptcy Code. CD Title's motion to dismiss the involuntary petition has been denied and a Chapter 7 trustee has been appointed to proceed with the bankruptcy.

C. ODIN SYSTEMS INTERNATIONAL, INC. v. ENERGY ABSORPTION SYSTEMS, INC., No. CV200-082, U.S. District Court for the Southern District of Georgia. The parties to this action entered into an exclusive license agreement in 1997, whereby Energy Absorption Systems, Inc. obtained the rights to an anti-icing system from Odin Systems International. Disputes arose between the parties which were the subject of an arbitration proceeding. In August 2000, the arbitrator awarded Energy $2.1 million, primarily for breach of the license agreement, which Odin is currently contesting and therefore collection is uncertain. This complaint, filed in June 2000, asserts claims which were not considered in the arbitration, including defamation, theft of trade secrets, tortious interference with business relations, unfair trade practices and breach of the license agreement. Energy has moved to dismiss certain counts of the complaint and has answered others, asserting numerous defenses including fraud in the inducement and estoppel.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is quoted on The Nasdaq Stock Market-Registered Trademark- under the symbol QUIX. Set forth are the daily high and low last sales prices for the Company's common stock for the periods indicated, as reported by the Nasdaq.

                                        Three Months Ending
                           9/30          12/31         3/31         6/30
                           ----          -----         ----         ----
FISCAL 2000:
High ...............     $ 15-1/2      $ 16-1/8      $ 15-1/4     $ 15-1/2
Low ................       12-1/4        13-1/2        10-1/2           11

FISCAL 1999:
High ...............     $ 15-1/2      $ 13-3/4      $ 13-1/4     $ 13-7/8
Low ................       12-3/8        11-3/8       11-5/16      11-7/16

The current quoted price of the stock is listed daily in THE WALL STREET JOURNAL in the Nasdaq National Market System section. As of August 7, 2000, there were 1,367 shareholders of record.

DIVIDEND POLICY

During 2000, the Company declared semiannual cash dividends of fourteen cents per share and fifteen cents per share. During 1999, the Company declared semiannual cash dividends of fourteen cents per share, each.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               For the years ended June 30,
Dollar amounts in thousands, except share data           2000             1999             1998            1997             1996
                                                         ----             ----             ----            ----             ----
Operating Results:
Net sales ...................................         $83,770          $71,987          $55,988         $45,037          $46,750
Gross profit ................................          41,111           33,633           25,543          22,249           24,291
Selling and administrative expenses .........          24,208           19,606           15,420          14,264           15,059
Research and development expenses ...........           1,614            1,544            1,570           2,209            1,536
Other income (expense) ......................            (904)            (665)             199          (2,112)            (488)
Earnings from continuing operations .........           8,919            7,562            6,147           2,907            4,390
Net earnings (loss) .........................           8,919            7,802                9          (3,831)          (9,892)
Cash dividends per common share .............             .29              .28              .26             .25              .24

Per Share Data:
Basic EPS:
Earnings from continuing operations .........         $  1.13          $   .95          $   .77         $   .36          $   .56
Net earnings (loss) .........................         $  1.13          $   .98          $   .00         $  (.48)         $ (1.26)
Weighted average common and common equivalent
   shares outstanding .......................       7,868,554        7,986,094        7,943,653       7,966,700        7,875,585

Diluted EPS:
Earnings from continuing operations .........         $  1.10          $   .92          $   .76         $   .36          $   .52
Net earnings (loss) .........................         $  1.10          $   .95          $   .00         $  (.48)         $ (1.26)
Weighted average common and common equivalent
   shares outstanding .......................       8,124,623        8,227,775        8,088,354       8,008,893        8,951,562

Financial Position:
Total assets ................................         $73,264          $71,774          $59,065         $55,220         $118,888
Working capital .............................          22,127           18,579           15,146          20,639            4,055
Property, plant and equipment, net ..........          15,001           15,599           13,482          12,903           13,113
Long-term debt, net .........................          15,596           11,901            7,677                           58,000
Shareholders' equity ........................          43,116           45,982           38,886          41,655           47,619
Book value per common share .................            5.84             5.70             4.94            5.24             5.99

NOTE: OPERATING RESULTS AND FINANCIAL POSITION FOR ALL PERIODS PRESENTED REFLECT THE LEGAL TECHNOLOGIES, INC. AND DISC MANUFACTURING, INC. SEGMENTS AS DISCONTINUED OPERATIONS.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED TO 1999

The Company's sales increased 16% to $83,770,000 in 2000 from $71,987,000 in 1999 due to solid internal sales growth as well as growth from one acquisition the Company completed during 1999. Internal sales increased 13% primarily due to domestic and international demand for the Company's lines of permanent crash cushion and truck-mounted attenuator (TMA) products. The crash cushion and delineation product lines increased 12% for the year to $73,757,000 particularly due to strong unit sales of the newly introduced Safe-Stop-TM- TMA, the REACT 350-Registered Trademark- crash cushion and the QuadGuard-Registered Trademark- family of crash cushion products. Sales of the Energite-Registered Trademark- barrel product line, parts, highway delineators and the Triton Barrier-Registered Trademark- also increased during 2000. These increases in sales were offset somewhat by declining sales of the Universal Module-Registered Trademark- barrels and custom-molded products during the year. International sales increased 56% to $9,820,000 in 2000 from $6,316,000 in 1999 and now comprise 12% of total sales. Nu-Metrics, Inc., acquired in December 1998, contributed $7,477,000 in sales of its advanced sensing products for 2000 as compared to $3,677,000 in sales for the seven months as part of the Company in 1999. Nu-Metrics, Inc. is a leading manufacturer of electronic measuring and sensing devices for highway safety and traffic monitoring. Sales of highway advisory radio systems manufactured by Highway Information Systems, Inc. (HIS) were $2,536,000 in 2000, an increase of 3% from $2,473,000 in 1999.

The gross profit margin for 2000 increased to 49.1% from 46.7% in 1999. This was due primarily to increased sales of higher margin advanced sensing products and the QuadGuard-Registered Trademark- family of crash cushion products. Volume efficiencies associated with the increased level of sales and sales price increases also contributed to the increase in the gross profit margin for 2000. Somewhat offsetting the overall increase in gross margin was a change in sales mix due to increased sales of the lower margin Safe-Stop-TM- TMA and the REACT 350-Registered Trademark- crash cushion.

Selling and administrative expenses for 2000 increased 23% to $24,208,000 from $19,606,000 in 1999. This was due principally to the higher level of sales and the December 1998 acquisition of Nu-Metrics, Inc., which added $1,152,000 in selling and administrative expenses compared to 1999. Selling and administrative expenses for 2000 also increased due to increased sales and marketing expenses related to our international sales efforts, increased acquisition and development efforts as well as increased health insurance and employee benefit expenses. Also contributing to the increase was the increase in the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. (TMT) to $316,000 in 2000 compared to $54,000 in 1999.

Research and development expenses for 2000 increased 5% to $1,614,000 from $1,544,000 in 1999. During 2000, the Company made expenditures for the development of products relating to the Safe-Stop-TM- TMA, for European qualifying tests of certain QuadGuard-Registered Trademark- crash cushion products as well as for the development of three new products. These new products are the FreezeFree-TM- system, a manual or computer-controlled anti-icing system; the Impact Monitoring System (IMS), which combines advanced sensing devices and wireless technology with our crash cushion products; and a new broadband wireless in-ground sensor for non-U.S. applications. The Company continued with its development and testing of a reflective pavement marker for warm weather climates and a snowplowable pavement marker as well as other developmental projects.

Operating profit increased 22% to $15,289,000 for 2000 from $12,483,000 in 1999.

Interest income in 2000 was $31,000 as compared to $91,000 in 1999. Interest income declined as a result of a decline in the Company's invested cash balance. Interest expense decreased to $932,000 in 2000 from $1,029,000 in 1999. The decrease in interest expense is related to the higher level of average long-term debt outstanding during 1999 in connection with the acquisition of Nu-Metrics, Inc. in December 1998.

The Company's effective income tax rate for 2000 was 38% compared to an effective income tax rate of 36% in 1999 due to the greater realization of certain tax benefits during 1999. The Company believes its effective income tax rate for fiscal year 2001 will be approximately 38%.

Earnings from continuing operations increased 18% to $8,919,000, or $1.10 per diluted share, from $7,562,000, or $.92 per diluted share, in 1999. Net earnings for 2000 increased 14% to $8,919,000, or $1.10 per diluted share, compared with net earnings of $7,802,000, or $.95 per diluted share, in 1999. Net earnings in 1999 included a gain from discontinued operations of $240,000, or $.03 per diluted share, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings.

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

1999 COMPARED TO 1998

The Company's sales for 1999 increased 29% to $71,987,000 from $55,988,000 in 1998, due to both internal sales growth as well as growth from three acquisitions the Company completed during 1998 and 1999. Internal sales increased 16% resulting from demand for the Company's newer crash cushion products. Sales of the Company's permanent line of crash cushion products increased 33% due to strong unit sales of the QuadGuard-Registered Trademark-family of crash cushions including the newer wide and low maintenance versions of this product line. The Company also experienced sales increases in its TMA product line, including the Alpha 100k TMA. Parts sales and sales of highway delineators also increased during 1999. These sales increases were offset somewhat by declining sales of the Energite-Registered Trademark-barrel, the Triton Barrier-Registered Trademark- and custom-molded product sales during 1999. Sales of crash cushion products manufactured by Roadway Safety Service, Inc., acquired in October 1997, increased $2,606,000 to $7,160,000 for 1999. Sales of highway advisory radio systems manufactured by HIS, acquired in April 1998, increased $1,832,000 to $2,473,000 for 1999. Nu-Metrics, Inc., acquired in December 1998, contributed $3,677,000 in sales of its advanced sensing products for the seven month period as part of the Company in 1999.

The gross profit margin increased to 46.7% in 1999 from 45.6% in 1998. This was due principally to the acquisition of Nu-Metrics as the gross margin on its advanced sensing products is higher than the Company's average gross margin. Volume efficiencies associated with the increased level of sales, sales price increases and lower vendor costs also contributed to the increase in the gross profit margin for 1999. Also contributing slightly to the gross margin increase was a favorable change in sales mix due to increased sales of the higher margin QuadGuard-Registered Trademark- family of crash cushions.

Selling and administrative expenses in 1999 increased 27% to $19,606,000 from $15,420,000 in 1998. This was due principally to the acquisitions of HIS and Nu-Metrics which added a combined net increase of $2,144,000 in selling and administrative expenses. The remainder of the increase was due primarily to the higher level of sales in 1999 and the result of increased salaries, consulting and investor relations expenses.

Research and development expenses in 1999 decreased slightly to $1,544,000 compared to $1,570,000 in 1998. During 1999, the Company incurred costs in the development of the QuadGuard-Registered Trademark- Elite, a restorable crash cushion, and the Safe-Stop-TM- TMA. The Company also incurred development costs in connection with its testing of a wider version of the Company's REACT 350-Registered Trademark- crash cushion as well as the testing of several reflective pavement markers and other developmental projects.

Operating profit increased 46% to $12,483,000 for 1999 from $8,553,000 in 1998.

Interest income in 1999 decreased to $91,000 compared to $540,000 in 1998. Interest income declined as a result of a decline in the Company's invested cash in 1999. Interest expense in 1999 was $1,029,000 compared to $357,000 in 1998. Interest expense for 1999 relates both to seller financed debt in connection with the acquisition of Roadway Safety Service, Inc. as well as bank debt incurred in connection with the acquisitions of HIS and Nu-Metrics, Inc.

The Company's effective income tax rate for 1999 was 36% compared to an effective income tax rate of 30% in 1998 due to the greater realization of certain tax attributes along with the settlement of certain tax contingencies during 1999.

Earnings from continuing operations increased 23% to $7,562,000, or $.92 per diluted share, from $6,147,000, or $.76 per diluted shares, in 1998. Net earnings for 1999 increased to $7,802,000, or $.95 per diluted share, compared with net earnings of $9,000, or $.00 per diluted share, in 1998. Net earnings in 1999 included a gain from discontinued operations of $240,000, or $.03 per diluted share, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings.

In March 1999, DMI, a discontinued operation, assigned all of its rights to certain real property and a building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram, Ltd.'s exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000.

In December 1998, the Company acquired Nu-Metrics, Inc., a Uniontown, Pennsylvania-based developer and manufacturer of traffic sensing and distance measuring devices. This transaction was accounted for as a purchase and was effective as of December 1, 1998. The purchase price was $13,701,000 which was paid in cash. When acquired, Nu-Metrics had long-term debt of approximately $981,000. Goodwill recorded in the transaction of approximately $12,733,000 is being amortized over a twenty year life.

In October 1998, the Company entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The TMT joint venture is composed of the Company, G.I.E. Technologies, Inc., based in Montreal, Canada, and eight independent distributors of the Company's highway products. The Company has invested $1,111,000 in TMT, of which $750,000 was paid in 1999 and $361,000 in 2000, for a 19% interest in the joint venture. This investment is being accounted for under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,524,000 and access to additional funds of $27,700,000 under its bank arrangements as of June 30, 2000. Continuing operating activities were a source of cash for the Company for 2000 providing $8,552,000. Discontinued operations, however, used cash of $149,000 primarily for lease commitments. This resulted in net cash provided from operating activities of $8,403,000.

Investing activities used cash of $1,845,000 during 2000 including $1,368,000 for the purchase of equipment and $361,000 for the Company's investment in TMT.

Financing activities used cash of $7,187,000 during 2000. The payment of the Company's semi-annual cash dividend used cash of $2,249,000. In addition, the Company used cash of $697,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc. and Nu-Metrics, Inc. and paid $10,450,000 to purchase 778,000 shares of its own common stock for the treasury. The Company borrowed $11,600,000 on its revolving credit facility offset by payments of $7,300,000 and had an increase in bank overdrafts of $1,006,000. In addition, the Company received cash of $903,000 for the exercise of common stock options.

For fiscal 2001, the Company anticipates needing less than $3,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

FORWARD LOOKING STATEMENTS

Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the outlook for products and markets of the TMT joint venture and its funding requirements; the successful completion and integration of acquisitions; continued funding from federal highway legislation; and competitive and general economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUIXOTE CORPORATION:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 7, 2000

                                          QUIXOTE CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For each of the three years ended June 30,

Dollar amounts in thousands, except share data                                     2000            1999            1998
                                                                           ------------    ------------    ------------
Net sales.........................................................         $     83,770    $     71,987    $     55,988
Cost of sales.....................................................               42,659          38,354          30,445
                                                                           ------------    ------------    ------------
Gross profit......................................................               41,111          33,633          25,543
Operating expenses:
  Selling and administrative......................................               24,208          19,606          15,420
  Research and development........................................                1,614           1,544           1,570
                                                                           ------------    ------------    ------------
                                                                                 25,822          21,150          16,990
                                                                           ------------    ------------    ------------
Operating profit..................................................               15,289          12,483           8,553

Other income (expense):
  Interest income.................................................                   31              91             540
  Interest expense................................................                 (932)         (1,029)           (357)
  Other...........................................................                   (3)            273              16
                                                                           ------------    ------------    ------------
                                                                                   (904)           (665)            199
                                                                           ------------    ------------    ------------
Earnings from continuing operations
  before provision for income taxes...............................               14,385          11,818           8,752
Provision for income taxes........................................                5,466           4,256          2, 605
                                                                           ------------    ------------    ------------
Earnings from continuing operations...............................                8,919           7,562           6,147
Discontinued operations:
   Gain (loss) on disposal, net of income taxes...................                                  240          (6,138)
                                                                           ------------    ------------    ------------
Net earnings......................................................         $      8,919    $      7,802    $          9
                                                                           ------------    ------------    ------------

Basic earnings per share:
   Earnings from continuing operations............................         $       1.13    $        .95    $        .77
                                                                           ------------    ------------    ------------
   Net earnings...................................................         $       1.13    $        .98    $        .00
                                                                           ------------    ------------    ------------
   Weighted average common and common equivalent shares
       outstanding................................................            7,868,554      7,986,094        7,943,653
                                                                           ------------    ------------    ------------

Diluted earnings per share:
   Earnings from continuing operations............................         $       1.10    $        .92    $        .76
                                                                           ------------    ------------    ------------
   Net earnings...................................................         $       1.10    $        .95    $        .00
                                                                           ------------    ------------    ------------
   Weighted average common and common equivalent shares
       outstanding................................................            8,124,623       8,227,775       8,088,354
                                                                           ------------    ------------    ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                            QUIXOTE CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                                        As of June 30,

Dollar amounts in thousands, except share data                                                        2000           1999
                                                                                                 ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................         $   1,524      $   2,153
  Accounts receivable, net of allowance for doubtful
    accounts of $955 in 2000 and $480 in 1999...........................................            20,210         17,078
  Inventories, net......................................................................            10,072          8,537
  Deferred income tax assets............................................................             2,254          2,491
  Other current assets..................................................................               259            538
                                                                                                 ---------      ---------
    Total current assets................................................................            34,319         30,797

Property, plant and equipment at cost:
  Land..................................................................................             1,369          1,369
  Buildings and improvements............................................................            10,972         10,710
  Machinery and equipment...............................................................            11,301         10,748
  Furniture and fixtures................................................................             3,653          3,414
  Leasehold improvements................................................................               635            553
                                                                                                 ---------      ---------
                                                                                                    27,930         26,794
    Less:  accumulated depreciation.....................................................           (12,929)       (11,195)
                                                                                                 ---------      ---------
                                                                                                    15,001         15,599

Intangible assets, net..................................................................            22,626         24,038
Other assets............................................................................             1,318          1,340
                                                                                                 ---------      ---------
                                                                                                 $  73,264      $  71,774
                                                                                                 ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................................................         $     630      $     722
  Accounts payable......................................................................             2,613          3,300
  Dividends payable.....................................................................             1,117          1,128
  Income taxes payable..................................................................              727             691
  Accrued expenses:
    Payroll and commissions.............................................................             3,267          1,923
    Other...............................................................................             2,640          2,770
  Liabilities of discontinued operations................................................             1,198          1,684
                                                                                                 ---------      ---------
    Total current liabilities...........................................................            12,192         12,218

Long-term debt, net of current portion..................................................            15,596         11,901
Deferred income tax liabilities.........................................................             1,799          1,449
Liabilities of discontinued operations .................................................               561            224
Commitments and contingent liabilities..................................................

Shareholders' equity:
  Preferred stock, no par value; authorized 100,000 shares; none issued Common stock, par value $.01-2/3; authorized 15,000,000 shares;
    issued 9,199,194 shares - 2000 and issued 9,104,166 shares - 1999.....................             153            151
  Capital in excess of par value of stock.................................................          33,830         32,929
  Retained earnings.......................................................................          27,565         20,884
  Treasury stock, at cost, 1,810,420 shares - 2000 and 1,032,420 shares - 1999 ...........         (18,432)        (7,982)
                                                                                                 ---------      ---------
    Total shareholders' equity............................................................          43,116         45,982
                                                                                                 ---------      ---------
                                                                                                 $  73,264      $  71,774
                                                                                                 ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      For the three years ended June 30, 2000

                                                                                                  Capital in
                                                                            Common Stock           Excess of
                                                                            ------------           Par Value
Dollar amounts in thousands, except share data                          Shares        Dollars       of Stock
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 1997 ...........................................    8,753,333    $      146    $   30,269
Exercise of options and grant of awards ...........................      137,783             2           904
Net earnings - 1998 ...............................................
Declaration of semi-annual cash dividends ($.13 per share) ........
Issuance of shares pursuant to the stock retirement plan ..........       17,824                         223
Purchase of shares at $7.75 to $9.25 per share ....................
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 1998 ...........................................    8,908,940           148        31,396
Exercise of options and grant of awards ...........................      184,432             3         1,400
Net earnings - 1999 ...............................................
Declaration of semi-annual cash dividends ($.14 per share) ........
Issuance of shares pursuant to the stock retirement plan ..........       10,794                         133
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 1999 ...........................................    9,104,166           151        32,929
Exercise of options ...............................................       84,234             2           744
Net earnings - 2000 ...............................................
Declaration of semi-annual cash dividends ($.14 and $.15 per share)
Issuance of shares pursuant to the stock retirement plan ..........       10,794                         157
Purchase of shares at $12.00 to $15.50 per share ..................
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 2000 ...........................................    9,199,194    $      153    $   33,830
                                                                       ---------    ----------    ----------

                                                                      For the three years ended June 30, 2000

                                                                                       Treasury Stock
                                                                       Retained     ------------------------
Dollar amounts in thousands, except share data                         Earnings       Shares       Dollars
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 1997 ...........................................    $  17,368       807,435    $   (6,128)
Exercise of options and grant of awards ...........................
Net earnings - 1998 ...............................................            9
Declaration of semi-annual cash dividends ($.13 per share) ........       (2,053)
Issuance of shares pursuant to the stock retirement plan ..........
Purchase of shares at $7.75 to $9.25 per share ....................                    224,985        (1,854)
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 1998 ...........................................       15,324     1,032,420        (7,982)
Exercise of options and grant of awards ...........................
Net earnings - 1999 ...............................................        7,802
Declaration of semi-annual cash dividends ($.14 per share) ........       (2,242)
Issuance of shares pursuant to the stock retirement plan ..........
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 1999 ...........................................       20,884     1,032,420        (7,982)
Exercise of options ...............................................
Net earnings - 2000 ...............................................        8,919
Declaration of semi-annual cash dividends ($.14 and $.15 per share)       (2,238)
Issuance of shares pursuant to the stock retirement plan ..........
Purchase of shares at $12.00 to $15.50 per share ..................                    778,000       (10,450)
                                                                       ---------    ----------    ----------
BALANCES, JUNE 30, 2000 ...........................................    $  27,565     1,810,420    $  (18,432)
                                                                       ---------    ----------    ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                         QUIXOTE CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For each of the three years ended June 30,
Dollar amounts in thousands                                                     2000        1999        1998
                                                                            --------    --------    --------
  OPERATING ACTIVITIES:
  Earnings from continuing operations ...................................   $  8,919    $  7,562    $  6,147
  Discontinued operations
  Earnings (loss) on disposal, net of income taxes ......................                    240      (6,138)
                                                                            --------    --------    --------
  Net earnings ..........................................................      8,919       7,802           9
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO
  NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS:
  Discontinued operations ...............................................                   (240)      6,138
  Depreciation ..........................................................      1,966       1,773       1,302
  Amortization ..........................................................      1,868       1,652       1,034
  Deferred income taxes .................................................        521          89         429
  Provisions for losses on accounts receivable ..........................        530         (70)
  Loss on investment in TMT joint venture ...............................        316          54
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable .................................................     (3,662)     (2,375)     (4,737)
    Inventories .........................................................     (1,565)     (1,909)     (1,216)
    Refundable income taxes .............................................                  1,132         197
    Other current assets ................................................        279        (188)        (84)
    Accounts payable and accrued expenses ...............................       (656)      1,202        (718)
    Income taxes payable ................................................         36         691
                                                                            --------    --------    --------
Net cash provided by operating activities of continuing operations ......      8,552       9,613       2,354
Net cash provided by (used in) discontinued operations ..................       (149)      3,384      (6,849)
                                                                            --------    --------    --------
Net cash provided by (used in) operating activities .....................      8,403      12,997      (4,495)
                                                                            --------    --------    --------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment .............................     (1,368)     (2,335)     (1,436)
  Cash paid for acquired businesses .....................................                (13,701)     (7,622)
  Investment in TMT joint venture .......................................       (361)       (764)
  Other .................................................................       (116)        (47)       (502)
                                                                            --------    --------    --------
Net cash used in investing activities ...................................     (1,845)    (16,847)     (9,560)
                                                                            --------    --------    --------

FINANCING ACTIVITIES:
  Payments on notes payable .............................................       (697)     (1,032)       (962)
  Payments on revolving credit agreement ................................     (7,300)    (20,000)     (2,300)
  Proceeds from revolving credit agreement ..............................     11,600      24,500       5,800
  Increase in bank overdrafts ...........................................      1,006
  Payment of semi-annual cash dividend ..................................     (2,249)     (2,135)     (2,071)
  Proceeds from exercise of common stock options ........................        903         743         906
  Repurchase of common stock for treasury ...............................    (10,450)                 (1,854)
                                                                            --------    --------    --------
Net cash provided by (used in) financing activities .....................     (7,187)      2,076        (481)
                                                                            --------    --------    --------

Net change in cash and cash equivalents .................................       (629)     (1,774)    (14,536)
Cash and cash equivalents at beginning of year ..........................      2,153       3,927      18,463
                                                                            --------    --------    --------
Cash and cash equivalents at end of year ................................   $  1,524    $  2,153    $  3,927
                                                                            --------    --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS
Quixote Corporation and its subsidiaries (the Company) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions and other highway safety products for the protection of motorists and highway workers.

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

EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercising of all stock options that are profitable to the recipients. Under this assumption, the weighted average number of shares is increased accordingly.

FINANCIAL INSTRUMENTS
The fair value of cash and cash equivalents approximate the carrying value of these assets due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms and maturity.

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

LONG-LIVED ASSETS
Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

Long-lived assets include such items as goodwill, patents, product rights and equity method investments. Goodwill and patents are amortized on a straight-line basis over lives of 4 to 20 years. Product rights are amortized over the life of the agreement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued FAS No. 137, which deferred the effective date of FAS No. 133. Accordingly, FAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (July 1, 2000 for the Company). FAS No. 133 requires that all changes in derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that due to its limited use of derivative instruments, the adoption of FAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

As allowed by FAS No. 123, the Company applies the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements, and discloses the pro forma net earnings and earnings per share information in its footnotes as if the fair value method had been applied.

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

3.  ACQUISITIONS
In December 1998, the Company acquired the stock of Nu-Metrics, Inc., a Uniontown, Pennsylvania-based developer and manufacturer of traffic sensing and distance measuring devices. This transaction was accounted for as a purchase and was effective as of December 1, 1998. The purchase price was $13,701,000 which was paid in cash. When acquired, Nu-Metrics had long-term debt of approximately $981,000. Goodwill recorded in the transaction of approximately $12,733,000 is being amortized over a twenty year life.

In October 1998, the Company entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The joint venture, known as Transportation Management Technologies, L.L.C. (TMT), is composed of the Company, G.I.E. Technologies, Inc., based in Montreal, Canada, and eight independent distributors of the Company's highway products. The Company has invested $1,111,000 in TMT, of which $750,000 was paid in 1999 and $361,000 in 2000, for a 19% interest in the joint venture. This investment is being accounted for under the equity method of accounting.

In April 1998, the Company acquired the assets and assumed certain liabilities of Highway Information Systems, Inc., a division of Digital Recorders, Inc., for $2,800,000 in cash. The acquisition was accounted for as a purchase and was effective as of April 1, 1998. Goodwill of approximately $1,700,000 is being amortized over a twenty year life.

In October 1997, the Company acquired certain assets and assumed certain contracts from Roadway Safety Service, Inc. This transaction was accounted for as a purchase and was effective as of October 1, 1997. The purchase price was $10,258,000, of which $4,822,000 was paid in cash at closing and other payments, the present value of which was $5,436,000, will be paid over 10 years using a discount rate of 8.5%. Goodwill of approximately $9,300,000 is being amortized over a twenty year life.

4.  DISPOSITIONS AND DISCONTINUED OPERATIONS
In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram Ltd. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain litigation related to DMI.

During 1998, the Company recorded losses from discontinued operations of $6,138,000, or $0.76 per diluted share, which was net of an income tax benefit of $3,162,000. The losses were recorded to provide for current and anticipated costs associated principally with the Company's legal contingencies related to DMI.

In March 1999, the Company assigned all of its rights to certain real property and a building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram, Ltd.'s exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000.

Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, which was net of an income tax provision of $160,000, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings.

The following assets and (liabilities) relate to discontinued operations at June 30:


Dollar amounts in thousands                                 2000                1999
                                                         -------             -------
Deferred income tax assets..........................     $ 1,123             $ 1,603
Other assets .......................................                             300
Accrued legal ......................................        (401)               (500)
Lease obligations ..................................      (1,313)             (1,700)
Other accruals .....................................      (1,168)             (1,611)
                                                         -------             -------
Net liabilities of discontinued operations..........     $(1,759)            $(1,908)
                                                         -------             -------

These assets and liabilities are valued based upon management's estimates, utilizing currently available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change materially.

5.  INVENTORIES
Inventories consist of the following at June 30:


Dollar amounts in thousands                             2000       1999
                                                    --------   --------
Finished goods....................................  $  5,736   $  3,941
Work-in-process ..................................     1,868      1,527
Raw materials ....................................     2,468      3,069
                                                    --------   --------
                                                    $ 10,072   $  8,537
                                                    --------   --------

6.  INTANGIBLE ASSETS
Intangible assets consist of the following at June 30:


Dollar amounts in thousands                             2000       1999
                                                    --------   --------
Goodwill .........................................  $ 26,138   $ 26,013
Patents and other intangibles.....................     1,193      1,178
Accumulated amortization .........................    (4,705)    (3,153)
                                                    --------   --------
                                                    $ 22,626   $ 24,038
                                                    --------   --------

7. LONG-TERM DEBT
Long-term debt consists of the following at June 30:


Dollar amounts in thousands                             2000       1999
                                                    --------   --------
Revolving credit note due October 31,
  2002, interest at variable rates ...............  $ 12,300   $  8,000
Notes payable, interest imputed at 8.5%
  payable quarterly through 2007 .................     3,416      4,085
Other ............................................       510        538
                                                    --------   --------
Total long-term debt .............................    16,226     12,623
  Less current portion ...........................       630        722
                                                    --------   --------
Long-term debt, net ..............................  $ 15,596   $ 11,901
                                                    --------   --------

The Company has a three-year unsecured revolving credit agreement with three banks. The agreement provides for a $40 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. At any time during the three years, the Company may elect to convert the loan to a four year term with equal quarterly principal payments due throughout the term to amortize the loan in full.

The notes payable were entered into in connection with the acquisition of Roadway Safety Service, Inc. and are payable to several former owners and employees. The notes are payable quarterly over a five or ten year period.

The aggregate amount of maturities of long-term debt for the four years subsequent to 2001 assuming renewal of the revolving credit note is as follows: $706,000 in 2002, $461,000 in 2003, $403,000 in 2004 and $435,000 in
2005.

8.  STOCK OPTIONS AND STOCK TRANSACTIONS
The Company has stock option plans for directors and employees, providing for grants of options as may be determined by the Compensation Committee of the Board of Directors. Options under the Long-Term Stock Ownership Incentive Plan (Incentive Plan) and the Director Stock Option Plan (Director Plan) are to be granted at no less than 100% of the current market price at the date of the grant. Options vest equally over not less than a two year period and have a term of five years under the Incentive Plan and ten years under the Director Plan. No charges are made to earnings in connection with the option plans.

Information with respect to stock option activity under the Company's plans is as follows:


                            Number of         Option Price     Weighted Average
                          Common Shares         per Share       Exercise Price
                          -------------       ------------     ----------------
July 1, 1997 ..........      872,274      $ 5.38  to  $21.00        $ 9.19

Granted ...............      308,445        8.00  to   12.15          8.44
Exercised .............      (78,000)       5.88  to    6.88          6.27
Cancelled or expired...     (115,424)      10.50  to   12.88         11.98
                           ---------
June 30, 1998 .........      987,295        5.38  to   21.00          9.88

Granted ...............      270,000       12.19  to   12.27         12.20
Exercised .............     (207,351)       5.38  to   10.50          7.65
Cancelled or expired         (29,666)       8.00  to    8.95          8.36
                           ---------
June 30, 1999 .........    1,020,278        6.88  to   21.00         10.99
                           ---------

Granted ...............      475,000       13.32  to   14.91         13.47
Exercised .............     (116,733)       8.00  to   12.63          9.32
Cancelled or expired         (12,333)      12.15  to   12.19         12.18
                           ---------
June 30, 2000 .........    1,366,212      $ 6.88  to  $21.00        $11.98
                           ---------

Options outstanding at June 30, 2000 are exercisable as follows: 709,050 currently, 253,184 in 2001, 237,326 in 2002 and 166,652 thereafter. The weighted average price of options currently exercisable is $10.95. As of June 30, 2000, the Company has 1,681,594 common shares reserved for its option and award plans.

The following is the composition of the June 30, 2000 stock option balance:

                                         Weighted
                             Weighted     average
                              average    exercise
Options having a per         remaining   price per    Number of
share exercise price of:       life        share        shares
------------------------    ----------   ---------    ---------
$6.88 to $ 9.00             3.11 years    $ 8.31        378,546
10.00 to  14.91             4.76 years     12.90        927,666
21.00                       4.15 years     21.00         60,000
                                                      ---------
$6.88 to $21.00             4.28 years    $11.98      1,366,212
                                                      ---------

Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 2000, 1999 and 1998 consistent with the provisions of FAS No. 123, the Company's net earnings (loss) and net earnings
(loss) per diluted share would have been changed to the pro forma amounts indicated below:

Dollar amounts in thousands, except per share data

                                              2000           1999           1998
                                              ----           ----           ----
   Net earnings (loss),.................   $ 8,202        $ 7,048         $ (598)
   Net earnings (loss) per diluted share      1.01            .86           (.08)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              2000           1999           1998
                                              ----           ----           ----
   Risk free interest rate..............  5.9%-6.6%      4.8%-5.1%      5.5%-6.5%
   Expected dividend yield..............      2.08%          2.51%          3.04%
   Weighted-average expected volatility.        38%            47%            48%
   Weighted-average expected life.......  5.2 years      5.1 years      5.3 years

9.  SHAREHOLDER RIGHTS PLAN
The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan calls for stockholders of record as of July 14, 1998 to receive a dividend distribution of one right for each outstanding share of the Company's common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15% of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right or $40.

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

10.  RETIREMENT PLANS
The Company's Long-Term Stock Ownership Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $284,000 in 2000, $306,000 in 1999 and $403,000 in 1998.

The Company has an incentive savings plan covering substantially all employees of the Company. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company contributes a matching contribution based upon participants' compensation which is invested directly in the common stock of the Company. Additional discretionary company contributions may be made at the option of the Company's Board of Directors. The expense for the plan was $500,000 in 2000, $376,000 in 1999 and $269,000 in 1998.

11.  INCOME TAXES
The income tax provision (benefit) for continuing and discontinued operations consist of the following:


Dollar amounts in thousands            2000        1999        1998
                                    -------      -------      -------
Current:
Federal and international ....      $ 3,834      $ 1,674      $ 1,786
State ........................          631          389          390
                                    -------      -------      -------
                                      4,465        2,063        2,176
                                    -------      -------      -------
Deferred:
Federal and international ....        1,094        1,403          360
State ........................          (93)         790           69
                                    -------      -------      -------
                                      1,001        2,193          429
                                    -------      -------      -------
Income tax provision for
   continuing operations .....        5,466        4,256        2,605
Income tax provision (benefit)
  discontinued operations ....                       160       (3,162)
                                    -------      -------      -------
Total income tax provision
  (benefit) ..................      $ 5,466      $ 4,416      $  (557)
                                    -------      -------      -------

The components of the net deferred tax asset (liability) are as follows:


Dollar amounts in thousands                    2000           1999
                                            -------        -------
Deferred tax assets:
Accounts receivable allowance ...........   $   382        $   192
Inventory valuation .....................       418            317
Compensated absences and medical claims..       112            100
Tax over book basis in affiliates .......       951          1,394
Other liabilities and reserves ..........     1,121            892
Net operating loss carryforwards ........       459            230
Various tax credit carryforwards ........        12            802
Provisions for discontinued operations...     1,123          1,603
Valuation allowance .....................    (1,053)        (1,253)
                                            -------        -------
                                              3,525          4,277
Deferred tax liabilities:
Book over tax basis of capital assets....    (1,798)        (1,632)
                                            -------        -------
Net deferred tax asset ..................   $ 1,727        $ 2,645
                                            -------        -------

The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, net operating loss (NOL) carryforwards, capital loss carryforwards, and tax credit carryforwards. The decrease in the valuation allowance is due principally to the utilization of capital loss carryforwards. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

At June 30, 2000, certain subsidiaries of the Company have approximately $8,824,000 of state net operating loss carryforwards for tax purposes. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 2001 through 2015.

The net deferred tax asset (liability) consists of the following at June 30:


Dollar amounts in thousands                    2000           1999
                                            -------        -------
Continuing operations:
     Current deferred tax asset .........   $ 2,254        $ 2,491
     Noncurrent deferred tax asset ......       149
     Noncurrent deferred tax liability...    (1,799)        (1,449)
                                            -------        -------
          Total .........................       604          1,042
                                            -------        -------

Discontinued operations:
     Current deferred tax asset .........       578          1,016
     Noncurrent deferred tax asset ......       545            587
                                            -------        -------
          Total .........................     1,123          1,603
                                            -------        -------

Total net deferred tax asset ............   $ 1,727        $ 2,645
                                            -------        -------

The income tax provision differed from the taxes calculated at the statutory federal tax rate as follows:


Dollar amounts in thousands                    2000           1999           1998
                                            -------        -------        -------
Taxes at statutory rate .................   $ 4,914        $ 4,036        $ 2,975
State income taxes ......................       354            778            303
Utilization of NOL carryforwards                            (1,260)
Other ...................................       198            702           (673)
                                            -------        -------        -------
Income tax provision for
  continuing operations: ................   $ 5,466        $ 4,256        $ 2,605
                                            -------        -------        -------

12.  EARNINGS PER SHARE
The computation of basic and diluted earnings per share is as follows:


Dollar amounts in thousands, except per share data
                                               2000            1999            1998
                                          ---------       ---------       ---------
Net earnings per share
  of common stock:
   Basic ..............................   $    1.13       $     .98       $     .00
                                          ---------       ---------       ---------
   Diluted ............................   $    1.10       $     .95       $     .00
                                          ---------       ---------       ---------

NUMERATOR:
Net earnings available to
  common shareholders...                  $   8,919       $   7,802       $       9
                                          ---------       ---------       ---------

DENOMINATOR:
Weighted average shares
  outstanding-basic....................   7,868,554       7,986,094       7,943,653

Effect of dilutive securities-
   common stock options................     256,069         241,681         144,701
                                          ---------       ---------       ---------

Weighted average shares
   outstanding-diluted.................   8,124,623       8,227,775       8,088,354
                                          ---------       ---------       ---------

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

                                               2000            1999            1998
                                          ---------       ---------       ---------
Average exercise price per share.......   $   19.21       $   16.55       $   14.04
Number of shares.......................      85,000         135,000         288,850

13.  COMMITMENTS AND CONTINGENT LIABILITIES
Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations, was $531,000 in 2000, $528,000 in 1999 and $477,000 in 1998. These operating leases include options for renewal. Annual minimum future rentals for lease commitments related to continuing operations range from approximately $628,000 in 2001 to $90,000 in 2005, an aggregate of $2,140,000 through 2005.

The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5, Accounting for Contingencies. In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company's results of operations or financial condition.

14.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
Cash paid for interest was $929,000 in 2000, $974,000 in 1999 and $300,000 in
1998. Cash paid for income taxes was $4,250,000 in 2000 and $143,000 in 1999. The Company received refunds from income taxes of $1,388,000 in 1998. The Company declared dividends that were payable at year end of $1,117,000 in 2000, $1,128,000 in 1999 and $1,021,000 in 1998. In connection with the purchase of Nu-Metrics, Inc., the Company assumed long-term debt of $981,000 in 1999.

15.  INDUSTRY SEGMENT INFORMATION
During 1999, the Company adopted FAS No. 131, Disclosures about Segments of an Enterprise and Related Information about Capital Structure. This accounting pronouncement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company's operations consist of one industry segment engaged in the manufacture and sale of highway safety products. Substantially all the sales of highway safety products are to distributors and contractors which then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $9,820,000 in 2000, $6,316,000 in 1999 and $4,510,000 in 1998.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data for years 2000 and 1999 follows:


Dollar amounts in thousands, except per share data                      Three months ended
2000                                                 9/30             12/31              3/31              6/30
                                                 ------------      ------------      ------------      ------------
Net sales ..................................         $ 19,303          $ 16,228          $ 20,053          $ 28,186
Gross profit ...............................            9,273             7,167             9,744            14,927
Net earnings ...............................            1,912             1,072             1,484             4,451
Basic earnings per share ...................              .24               .13               .19               .59
Diluted earnings per share..................              .23               .13               .18               .58


Dollar amounts in thousands, except per share data                      Three months ended
1999                                                 9/30             12/31              3/31              6/30
                                                 ------------      ------------      ------------      ------------
Net sales ..................................         $ 16,063          $ 14,802          $ 18,347          $ 22,775
Gross profit ...............................            7,236             6,327             8,249            11,821
Earnings from continuing operations ........            1,642               918             1,133             3,869
Net earnings ...............................            1,642               918             1,373             3,869
Basic earnings per share:
 Continuing operations .....................              .21               .11               .14               .48
 Net earnings ..............................              .21               .11               .17               .48
Diluted earnings per share:
 Continuing operations .....................              .20               .11               .14               .47
 Net earnings ..............................              .20               .11               .17               .47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Some of the information required in response to this item regarding Directors of the Registrant is set forth on pages 2 through 4 and page 21 of the Registrant's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on November 15, 2000 to be filed with the Commission on or about October 4, 2000 and is incorporated herein by reference.

The executive officers of the Company, their ages and offices held by each during fiscal 2000 are as follows:

Philip E. Rollhaus, Jr.        65          Chairman & Director - Quixote Corporation; Chairman -
                                           Energy Absorption Systems, Inc.
Leslie J. Jezuit               54          President, Chief Executive Officer & Director - Quixote Corporation and Energy
                                           Absorption Systems, Inc.; Vice Chairman - Energy Absorption Systems, Inc.
Daniel P. Gorey                49          Chief Financial Officer, Vice President & Treasurer - Quixote Corporation; Vice
                                           President & Treasurer - Energy Absorption Systems, Inc.
Joan R. Riley                  47          Vice President, General Counsel & Secretary - Quixote Corporation; Secretary -
                                           Energy Absorption Systems, Inc.

Mr. Rollhaus has been the Chairman and a Director of the Company since its formation in July 1969. Mr. Rollhaus also served since 1969 as Chief
Executive Officer of the Company until his retirement from that position on September 30, 1999. In connection therewith, the Company entered into an employment agreement with Mr. Rollhaus extending his employment until June
30, 2000. Effective July 1, 2000, the agreement was extended to June 30, 2001.

Mr. Jezuit joined the Company as President and Chief Operating Officer of Quixote Corporation in 1996. Prior to that time, Mr. Jezuit served as President and Chief Operating Officer of Robert Shaw Controls Company. Effective October 1, 1999 Mr. Jezuit assumed the position of Chief Executive Officer.

Mr. Gorey joined the Company as Manager of Corporate Accounting in July 1985. He was made Controller of the Company in 1987, elected Vice President in 1994, and was elected Chief Financial Officer and Treasurer in November 1996.

Ms. Riley joined the Company as Assistant General Counsel and Assistant Secretary in 1991, was elected General Counsel and Secretary in 1997 and a Vice President in 1999.

There is no family relationship between any of the officers described above.

None of the officers described above are party or otherwise involved in any legal proceedings adverse to the Company or its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2000 to be filed with the Commission on or about October 4, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2000 to be filed with the Commission on or about October 4, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2000 to be filed with the Commission on or about October 4, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM                                                              PAGE NUMBER IN
NUMBER                                                              THIS REPORT
------                                                              -----------
(a).1.      FINANCIAL STATEMENTS

            Report of Independent Accountants                            13

            Consolidated Statements of Operations for the
             years ended June 30, 2000, 1999 and 1998                    14

            Consolidated  Balance Sheets as of June 30,
             2000 and 1999                                               15

            Consolidated Statements of Shareholders'
             Equity for the years ended June 30, 2000,
             1999 and 1998                                               16

            Consolidated Statements of Cash Flows for the
             years ended June 30, 2000, 1999 and 1998                    17

            Notes to Consolidated Financial Statements                18-26

(a).2.      FINANCIAL STATEMENT SCHEDULE

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

            None.

(c).        EXHIBITS

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

      (b) Amended and Restated By-Laws of the Company as amended through February 24, 2000, filed as Exhibit 3(b) to the Company's Form 10-Q
            Report for the quarter ended March 31, 2000, File No. 0-7903, and incorporated herein by reference.



     4.(a)  Rights Agreement dated as of July 24, 1998, between the Company and
            BankBoston, N.A, as Rights Agent, filed as Exhibit 1 to the
            Company's Form 8-A Registration Statement dated July 23, 1998,
            File No. 001-08123, and incorporated herein by reference.

    10.(a) Amended and Restated Loan Agreement ("Loan Agreement") dated as of June 30, 1997 among Quixote Corporation and certain subsidiaries ("Quixote"), The Northern Trust Company
            ("Northern"), LaSalle National Bank ("LaSalle"), and American
            National Bank and Trust Company ("American")and Amended and
            Restated Revolving Credit Notes dated June 30, 1997 from the
            Company and certain of its subsidiaries to the Northern, LaSalle and American, filed as Exhibit 10(a) to the Company's Form 10-Q
            Report for the quarter ended September 30, 1997, File No. 0-7903, and incorporated herein by reference; First Amendment to the Loan
            Agreement dated May 31, 1998, filed as Exhibit 10(a) to the
            Company's Form 10-K Report for the fiscal year ended June 30,
            1999, File No. 0-7903, and incorporated herein by reference;
            Second Amendment and Waiver to Loan Agreement and Restated
            Revolving Credit Notes dated as of March 15, 1999, filed as
            Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1999, File No. 0-7903, and incorporated herein by reference; Third Amendment and Waiver to Amended and Restated
            Loan Agreement and Amended and Restated Revolving Credit Notes all dated as of May 17, 2000, filed herewith.

       (b)* 1991 Director Stock Option Plan, as amended through August 16, 2000, filed herewith.

       (c)* 1993 Long-Term Stock Ownership Incentive Plan, as amended through
            August 16, 2000, filed herewith; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Leslie J.
            Jezuit filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference; Retirement Award Agreement dated as of February 19,
            1998 between the Company and Joan R. Riley, filed as Exhibit
            10(d) to the Company's Form 10-K Report for the fiscal year ended
            June 30, 1998, File No. 0-7903, and incorporated herein by reference.

       (d) Lease Agreement between the Company and United Insurance Company of America ("Company Lease") dated July 2, 1993, filed as Exhibit
            10(j) to the Company's Form 10-K Report for the fiscal year ended
            June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17,
            1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company
            Lease dated January 30, 1995 and Third Amendment to Company Lease dated December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31,
            1995, File No. 0-7903, and incorporated herein by reference;
            Fourth Amendment to Company Lease dated as of September 18, 1996 filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1996 and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation
            Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the
            Company's Form 10-Q Report for the quarter ended December 31,
            1993, File No. 0-7903 and incorporated herein by reference; First
            Amendment to Office Lease between Amberjack Ltd. and Stenograph
            Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference;
            Lease Agreement between TBC Place Partners, LLC and Highway
            Information Systems, Inc. dated August 9, 1999, filed as Exhibit
            10(d) to the Company's Form 10-K Report for the fiscal year ended
            June 30, 1999, File No. 0-7903, and incorporated herein by reference.

       (e)* Executive Employment Agreement ("Employment Agreement") effective as of October 1, 1999 between the Company and Philip E. Rollhaus,
            Jr., filed as Exhibit 10(c)to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Amendment No.1 to Executive
            Employment Agreement effective as of July 1, 2000 between the Company and Philip E. Rollhaus, Jr. filed herewith; Letter
            Agreement dated December 15, 1995 between the Company and Leslie
            J. Jezuit, filed as Exhibit 10(d) to the Company's Form 10-Q
            Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Change of Control
            Agreements dated December 1,1997 by and between the Company and each of Philip E. Rollhaus, Jr., Leslie J. Jezuit and Daniel P.
            Gorey, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreement dated December 1, 1997 between the Company and Joan R. Riley, filed as Exhibit 10(f) to the Company's 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

       (f)  Summary Plan Description for the Incentive Savings Plan of the
            Company Amended to Reflect Provisions Effective January 1, 2000, filed herewith.



       (g)  Asset Purchase Agreement made October 10, 1997, and effective
            October 1, 1997, by and between Quixote Corporation, TranSafe
            Corporation, Roadway Safety Service, Inc., Momentum Management,
            Inc., and Fitch Barrier Corporation; Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote
            Corporation and TranSafe Corporation; Consulting Agreement made
            October 10, 1997, and effective October 1, 1997, by and between
            TranSafe Corporation and E. Scott Walter; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, Energy Absorption Systems, Inc.,
            Roadway Safety Systems, Inc. and Robert A. Mileti, all filed as
            Exhibits 2.1, 2.2, 2.3 and 2.4 to the Company's Form 8-K Report dated October 10, 1997, File No. 0-7903, and incorporated herein by reference.

       (h)  Partial Assignment of Lease and Equity in Project dated March 26,
            1999 by and between Disc Manufacturing Inc. (n/k/a Quixote Laser
            Corporation), Cinram, Inc. and the Industrial Development Board of the City of Huntsville, and Termination of Sublease dated
            March 26, 1999 by and between Disc Manufacturing, Inc. (n/k/a
            Quixote Laser Corporation) and Cinram, Inc., filed as Exhibit
            10(b) to the Company's Form 10-Q Report for the quarter ended
            March 31, 1999, File No. 0-7903, and incorporated herein by reference.

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

                               QUIXOTE CORPORATION
                                  (Registrant)

Dated:  September 27, 2000             By: /s/ Leslie J. Jezuit
        ------------------             -----------------------------------------
                                       Leslie J. Jezuit, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                     DATE
---------                                -----                                     ----
/s/ Philip E. Rollhaus, Jr.
---------------------------       Chairman and Director                     September 27, 2000
Philip E. Rollhaus, Jr.

/s/ Leslie J. Jezuit
---------------------------       President and Director                    September 27, 2000
Leslie J. Jezuit                  (Chief Executive Officer)

/s/ Daniel P. Gorey
---------------------------       Chief Financial Officer, Vice             September 27, 2000
Daniel P. Gorey                   President and Treasurer (Chief
                                  Accounting and Financial Officer)

/s/ Joan R. Riley                 Vice President, General Counsel           September 27, 2000
---------------------------       and Secretary
Joan R. Riley

/s/ James H. DeVries
---------------------------       Director                                  September 27, 2000
James H. DeVries

/s/ William G. Fowler
---------------------------       Director                                  September 27, 2000
William G. Fowler

/s/ Lawrence C. McQuade
---------------------------       Director                                  September 27, 2000
Lawrence C. McQuade

/s/ Robert D. van Roijen, Jr.
---------------------------       Director                                  September 27, 2000
Robert D. van Roijen, Jr.


                       QUIXOTE CORPORATION & SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the years ended June 30, 2000, 1999 and 1998

Column A                 Column B              Column C(b)            Column D(a)              Column E
--------                 --------              -----------            -----------              --------

                                                Additions
                        Balance at              Charged to                                    Balance at
                       Beginning of             Costs and                                       End of
Description              Period                  Expenses             Deductions                Period
-----------            ------------            -----------            -----------             ----------
Allowance for
 Doubtful Accounts:

Year ended
 June 30, 2000          $ 480,000               $ 530,000              $  55,000               $ 955,000
                        =========               =========              =========               =========
Year ended
 June 30, 1999          $ 565,000               $ (70,000)             $  15,000               $ 480,000
                        =========               =========              =========               =========
Year ended
 June 30, 1998          $ 165,000               $ 405,000              $   5,000               $ 565,000
                        =========               =========              =========               =========

NOTES:

(a) Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

(b) Column C additions for 1998 include $400,000 related to the acquisition of Highway Information Systems.

                                  EXHIBIT INDEX

      EXHIBIT NUMBER                                         EXHIBITS
      --------------                        --------------------------------------------------------
          10(a)                             THIRD AMENDMENT AND WAIVER TO AMENDED AND RESTATED
                                            LOAN AGREEMENT AND AMENDED AND RESTATED
                                            REVOLVING CREDIT NOTES OF QUIXOTE CORPORATION.

          10(b)                             QUIXOTE CORPORATION 1991 DIRECTOR STOCK OPTION PLAN AS
                                            AMENDED AUGUST 16, 2000.

          10(c)                             QUIXOTE CORPORATION 1993 LONG-TERM STOCK OWNERSHIP
                                            INCENTIVE PLAN AS AMENDED AUGUST 16, 2000.

          10(e)                             AMENDMENT NO. 1 TO EXECUTIVE EMPLOYMENT AGREEMENT EFFECTIVE
                                            AS OF JULY 1, 2000 BETWEEN QUIXOTE CORPORATION AND
                                            PHILIP E. ROLLHAUS, JR.

          10(f)                             SUMMARY PLAN DESCRIPTION FOR INCENTIVE SAVINGS PLAN
                                            AMENDED JANUARY 1, 2000.

          21                                SUBSIDIARIES OF THE COMPANY.

          23                                CONSENT OF INDEPENDENT ACCOUNTANTS.

          27                                FINANCIAL DATA SCHEDULE