Form 10-Q
period 2000-09-30
QUIXOTE CORP
filed 2000-11-13
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             -------------------------------------------------------
             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,304,265 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 30, 2000.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                 -------------------------------

                                                     2000              1999
                                                     ----              ----

Net sales ..................................     $ 21,321,000     $ 19,303,000
Cost of sales ..............................       11,256,000       10,030,000
                                                 ------------     ------------
Gross profit ...............................       10,065,000        9,273,000
                                                 ------------     ------------

Operating expenses:
  Selling & administrative .................        5,818,000        5,533,000
  Research & development ...................          325,000          327,000
                                                 ------------     ------------
                                                    6,143,000        5,860,000


Operating profit ...........................        3,922,000        3,413,000
                                                 ------------     ------------

Other income (expense):
  Interest income ..........................           10,000            8,000
  Interest expense .........................         (329,000)        (208,000)
  Other ....................................                           (26,000)
                                                 ------------     ------------
                                                     (319,000)        (226,000)
                                                 ------------     ------------

Earnings before income taxes ...............        3,603,000        3,187,000
Provision for income taxes .................        1,369,000        1,275,000
                                                 ------------     ------------
Net earnings ...............................     $  2,234,000     $  1,912,000
                                                 =============    ============

Basic earnings per share:
  Net earnings..............................     $        .30     $        .24
                                                 =============    ============
  Weighted average common shares
    outstanding.............................        7,358,904        8,083,580
                                                 =============    ============

Diluted earnings per share:
  Net earnings..............................     $        .29     $        .23
                                                 =============    ============
  Weighted average common shares
    outstanding.............................        7,677,075         8,341,381
                                                 =============    ============

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                   September 30,        June 30,
                                                   -------------     ------------
                                                        2000              2000
ASSETS
--------------------------------------------------------------------------------
                                                    (Unaudited)

Current assets:
  Cash and cash equivalents ......................  $ 1,769,000       $ 1,524,000
  Accounts receivable, net of allowances
    for doubtful accounts of $981,000 at
    September 30 and $955,000 at June 30 .........   16,700,000        20,210,000

  Inventories, net:
    Raw materials ................................    3,128,000         2,468,000
    Work in process ..............................    1,918,000         1,868,000
    Finished goods ...............................    7,170,000         5,736,000
                                                    -----------       -----------
                                                     12,216,000        10,072,000
                                                    -----------       -----------

  Deferred income tax assets ....................     2,254,000         2,254,000

  Other current assets ..........................       544,000           259,000
                                                    -----------       -----------
Total current assets ............................    33,483,000        34,319,000
                                                    -----------       -----------


Property, plant and equipment, at cost ..........    28,193,000        27,930,000
Less accumulated depreciation ...................   (13,474,000)      (12,929,000)
                                                    -----------       -----------
                                                     14,719,000        15,001,000
                                                    -----------       -----------

Intangible assets, net..........................     22,221,000        22,626,000
Other assets....................................      1,783,000         1,318,000
                                                    -----------       -----------
                                                    $72,206,000       $73,264,000
                                                    ===========       ===========

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    September 30,        June 30,
                                                    -------------     ------------
                                                        2000              2000
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------
                                                      (Unaudited)

Current liabilities:
  Current portion of long-term debt ................ $   627,000      $   630,000
  Accounts payable .................................   4,222,000        2,613,000
  Dividends payable ................................                    1,117,000
  Accrued expenses .................................   4,185,000        5,907,000
  Income tax payable................................   1,959,000          727,000
  Liabilities of discontinued operations ...........   1,057,000        1,198,000
                                                     ----------       -----------
Total current liabilities ..........................  12,050,000       12,192,000
                                                     -----------      -----------

Long-term debt, net of current portion..............  13,842,000       15,596,000
Deferred income tax liabilities ....................   1,799,000        1,799,000
Liabilities of discontinued operations..............     558,000          561,000
                                                     -----------      -----------


Shareholders' equity:
  Preferred stock, no par value; authorized 100,000
    shares; none issued.............................
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; issued 9,204,028 shares at
    September 30 and 9,199,194 shares at June 30....     153,000          153,000
  Capital in excess of par value of stock ..........  33,883,000       33,830,000
  Retained earnings ................................  29,799,000       27,565,000
  Treasury stock, at cost, 1,899,763 shares at
    September 30 and 1,810,420 shares at June 30.... (19,878,000)     (18,432,000)
                                                     -----------      -----------
Total shareholders' equity .........................  43,957,000       43,116,000
                                                     -----------      -----------

                                                     $72,206,000      $73,264,000
                                                     ===========      ===========

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Three Months Ended September 30,
                                                    -----------------------------
                                                       2000              1999
                                                       ----              ----

Operating activities:
  Net earnings ................................... $ 2,234,000       $ 1,912,000
  Adjustments to reconcile net earnings to net cash
  provided by operating activities of continuing
  operations:
    Depreciation .................................     545,000           588,000
    Amortization..................................     429,000           395,000
    Provisions for losses on accounts receivable..      26,000
    Equity loss on investment in TMT joint venture     126,000            25,000
    Changes in operating assets and liabilities:
      Accounts receivable ........................   3,484,000         1,932,000
      Inventories and other current assets........  (2,429,000)          355,000
      Accounts payable and accrued expenses ......     893,000        (2,692,000)
      Income taxes payable .......................   1,232,000         1,272,000
                                                   -----------       -----------
Net cash provided by operating activities of
  continuing operations...........................   6,540,000         3,787,000
Net cash used in discontinued operations..........    (144,000)         (574,000)
                                                   -----------       -----------
Net cash provided by operating activities.........   6,396,000         3,213,000
                                                   -----------       -----------

Investing activities:
  Purchase of property, plant and equipment ......    (263,000)         (432,000)
  Investment in TMT joint venture ................    (615,000)         (250,000)
  Other ..........................................                        62,000
                                                   -----------       -----------
Net cash used in investing activities ............    (878,000)         (620,000)
                                                   -----------       -----------
Financing activities:
  Payments on notes payable.......................    (157,000)         (272,000)
  Payments on revolving credit agreement..........  (6,600,000)       (6,075,000)
  Proceeds from revolving credit agreement........   5,000,000         3,075,000
  Decrease in bank overdrafts.....................  (1,006,000)
  Payment of semi-annual cash dividend............  (1,117,000)       (1,128,000)
  Proceeds from exercise of stock options.........      53,000           126,000
  Repurchase of common stock for treasury.........  (1,446,000)
                                                   -----------       -----------
Net cash used in financing activities ............  (5,273,000)       (4,274,000)
                                                   -----------       -----------
Increase (decrease) in cash and cash equivalents..     245,000        (1,681,000)

Cash and cash equivalents at beginning of period..   1,524,000         2,153,000
                                                   -----------       -----------
Cash and cash equivalents at end of period ....... $ 1,769,000       $   472,000
                                                   ===========       ===========

Note: During the three months ended September 30, 2000, the Company paid $2,000 for income taxes and paid $344,000 for interest. During the same period last year the Company paid $2,000 for income taxes and paid $214,000 for interest.

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2000 consolidated balance sheet was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

2. The provision for income taxes is based upon the estimated effective tax rate for the year.

3. Operating results for the first three months of fiscal 2001 are not necessarily indicative of performance for the entire year. The Company's business is seasonal with a higher level of sales of highway safety products in the Company's fourth fiscal quarter.

4.  The computation of basic and diluted earnings per share is as follows:

                                                 Three Months Ended
                                                    September 30,

                                                  2000         1999
                                                  ----         ----
    Net earnings per share of common stock:
      Basic ..............................       $ .30        $ .24
      Diluted ............................       $ .29        $ .23

   Numerator:
   ----------
   Net earnings available to
    common shareholders-basic
    and diluted: .........................  $ 2,234,000  $ 1,912,000
                                            ===========  ===========
   Denominator:
   ------------
   Weighted average shares
     Outstanding - basic: ................    7,358,904    8,083,580

   Effect of dilutive securities - common
     stock options .......................      318,171      257,801
                                            -----------   ----------
   Weighted average of shares
     Outstanding - diluted ...............    7,677,075    8,341,381
                                            ===========  ===========

Options to purchase 60,000 shares of common stock at $21 per share were outstanding during the first quarter of fiscal 2001 and fiscal 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or anti-dilutive.

5. Certain prior period balances have been reclassified to conform with the presentation of current balances.

6. Effective July 1, 2000, the Company adopted Financial Accounting Standard
(FAS) No. 133. As the Company does not currently use derivative financial instruments, the adoption of FAS No. 133 did not have an effect on the Company's results of operations or its financial position.

                         PART I - FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE
----------------------------------------------

The Company's sales for the first quarter of fiscal 2001 increased 10% to $21,321,000 from $19,303,000 in the first quarter last year primarily due to increased sales of its truck-mounted attenuator (TMA) product line, highway advisory radios, and REACT 350(R) crash cushions. Sales of the Company's TMA product line increased 77% over the first quarter of the prior year primarily due to strong unit sales of the Safe-Stop(TM) TMA which was introduced during the first quarter of the prior year. Highway advisory radio sales increased 65% due to several shipments of sizable orders during the quarter. Sales of REACT 350(R) crash cushions increased 25% due to strong unit sales. Also, sales of the Company's advanced sensing products, the Energite(R) barrel product line, custom-molded products and part sales increased during the quarter. These increases in sales were offset in part by a decrease in sales of the QuadGuard(R) family of crash cushions, the Universal Module(R) barrels, highway delineators and the Triton Barrier(R). International sales increased 7% to $2,186,000 in the first quarter of fiscal 2001 from $2,045,000 in the first quarter of fiscal 2000.

The gross profit margin in the first quarter of the current year decreased to 47.2% from 48.0% in the first quarter of fiscal 2000. This was due primarily to increased sales of the lower margin Safe-Stop(TM) TMA and decreased sales of the higher margin QuadGuard(R) family of crash cushions. Offsetting the overall decrease in gross margin somewhat were increases in gross margin due to volume efficiencies associated with the higher level of sales and increased sales of the higher margin highway advisory radios and advanced sensing products.

Selling and administrative expenses in the first quarter of the current year increased 5% to $5,818,000 from $5,533,000 in the first quarter last year. The increase was due to principally to the higher level of sales offset in part by a decrease in certain employee benefit expenses. Also contributing to the increase was the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. (TMT) in the current quarter.

Research and development expenses in the first quarter of the current year remained consistent at $325,000 compared to $327,000 in the first quarter last year. During the first quarter of the current year, the research and development expenses primarily related to the FreezeFree(TM) anti-icing system. The Company also continued with its testing of a snowplowable road marker as well as a reflective pavement marker for warm weather climates and other developmental products.

Operating profit increased 15% to $3,922,000 for the first quarter of the current year from $3,413,000 in the first quarter of the prior year.

Interest income in the first quarter of the current year was $10,000 compared to $8,000 in the first quarter last year. Interest income increased as a result of an increase in the Company's invested cash. Interest expense in the first quarter of the current year was $329,000 compared to $208,000 in the first quarter last year. The increase in interest expense is due to the higher level of outstanding debt during the current quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's effective income tax rate for the current quarter was 38% compared to an effective income tax rate of 40% in the same quarter last year. The Company believes its effective income tax rate for the current year will be approximately 38%.

Net earnings increased 17% to $2,234,000, or $.29 per diluted share, for the first quarter of the current year from $1,912,000, or $.23 per diluted share, in the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $1,769,000 and access to additional funds of $29,300,000 under its bank arrangements as of September 30, 2000. Continuing operating activities were a source of cash for the Company for the first quarter of fiscal 2001 providing $5,534,000. Discontinued operations, however, used cash of $144,000 primarily for lease commitments. This resulted in net cash provided from operating activities of $5,390,000.

Investing activities used cash of $878,000 during the current quarter including $263,000 for the purchase of equipment and $615,000 for the Company's investment in TMT.

Financing activities used cash of $4,267,000 during the current quarter. The payment of the Company's semi-annual cash dividend used cash of $1,117,000. The Company also reduced its outstanding revolving credit facility by $1,600,000. In addition, the Company used cash of $157,000 for payment of notes payable due in connection with the acquisitions of Roadway Safety Services and Nu-Metrics, Inc. and paid $1,446,000 to acquire 89,343 shares of its own stock for the treasury. Offsetting these cash payments somewhat, the Company received cash of $53,000 for the exercise of common stock options.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

ODIN SYSTEMS INTERNATIONAL. INC. v. ENERGY ABSORPTION SYSTEMS, INC., NO. CV200-082, U.S. District Court for the Southern District of Georgia. Odin Systems International, Inc. has filed a second lawsuit in the Southern District of Georgia, No. CV200-124, to vacate the arbitration award of $2.1 million granted to Energy Absorption Systems, Inc. in August 2000 and has filed similar objections to the Petition for Confirmation of the Arbitration Award filed by Energy Absorption in the Northern District of Illinois, No. OOC5388. See the Company's Form 10-K for the period ended June 30, 2000, Item 3, for additional information.


ITEM 2.  Changes in Securities
------------------------------
None.


ITEM 3.  Default upon Senior Securities
---------------------------------------
None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


ITEM 5.  Other Information
--------------------------
None.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

Exhibit 27.

(b) Reports on Form 8-K

None.

                                    SIGNATURE
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  QUIXOTE CORPORATION


DATED:   November 13, 2000                       /s/ Daniel P. Gorey
        --------------------                     ----------------------------
                                                 DANIEL P. GOREY
                                                 Chief Financial Officer,
                                                 Vice President and Treasurer
                                                 (Chief Financial & Accounting
                                                  Officer)