Form 10-Q
period 2000-12-31
QUIXOTE CORP
filed 2001-02-13
CIK 32870

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             -------------------------------------------------------
             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended December 31, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,287,521 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 2000.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                 Six Months Ended December 31,
                                                 -------------------------------
                                                     2000              1999
                                                     ----              ----

Net sales ......................................   $ 41,600,000    $ 35,531,000
Cost of sales ..................................     23,170,000      19,091,000
                                                   ------------    ------------
Gross profit ...................................     18,430,000      16,440,000
                                                   ------------    ------------

Operating expenses:
  Selling & administrative .....................     11,489,000      10,597,000
  Research & development .......................        598,000         668,000
                                                   ------------    ------------
                                                     12,087,000      11,265,000


Operating profit ...............................      6,343,000       5,175,000
                                                   ------------    ------------

Other income (expense):
  Interest income ..............................         51,000          15,000
  Interest expense .............................       (664,000)       (392,000)
  Other ........................................         15,000
                                                   ------------    ------------
                                                       (613,000)       (362,000)
                                                   ------------    ------------

Earnings before income taxes ...................      5,730,000       4,813,000
Provision for income taxes .....................      2,177,000       1,829,000
                                                   ------------    ------------
Net earnings ...................................   $  3,553,000    $  2,984,000
                                                   ============    ============

Net earnings per share:

  Basic ........................................   $        .48    $        .37
                                                   ============    ============
  Diluted ......................................   $        .46    $        .36
                                                   ============    ============

Weighted average common shares outstanding:

  Basic ........................................      7,331,837       8,050,539
                                                   ============    ============

  Diluted ......................................      7,728,904       8,350,155
                                                   ============    ============



See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     2000              1999
                                                     ----              ----

Net sales ......................................   $ 20,279,000    $ 16,228,000
Cost of sales ..................................     11,914,000       9,061,000
                                                   ------------    ------------
Gross profit ...................................      8,365,000       7,167,000

Operating expenses:
  Selling & administrative .....................      5,671,000       5,064,000
  Research & development .......................        273,000         341,000
                                                   ------------    ------------
                                                      5,944,000       5,405,000

Operating profit ...............................      2,421,000       1,762,000
                                                   ------------    ------------

Other income (expense):
  Interest income ..............................         41,000           7,000
  Interest expense .............................       (335,000)       (184,000)
  Other ........................................         41,000
                                                   ------------    ------------
                                                       (294,000)       (136,000)
                                                   ------------    ------------

Earnings before income taxes ...................      2,127,000       1,626,000
Provision for income taxes .....................        808,000         554,000
                                                   ------------    ------------
Net earnings ...................................   $  1,319,000    $  1,072,000
                                                   ============    ============

Net earnings per share:

  Basic ........................................   $        .18    $        .13
                                                   ============    ============
  Diluted ......................................   $        .17    $        .13
                                                   ============    ============

Weighted average common shares outstanding:

  Basic ........................................      7,304,769       8,017,497
                                                   ============    ============

  Diluted ......................................      7,752,475       8,326,588
                                                   ============    ============


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                     December 31,       June 30,
                                                 -------------------------------
                                                        2000             2000
ASSETS
--------------------------------------------------------------------------------
                                                     (Unaudited)

Current assets:
  Cash and cash equivalents ..................    $  1,340,000     $  1,524,000
  Accounts receivable, net of allowances
    for doubtful accounts of $962,000 at
    December 31 and $955,000 at June 30 ......      16,625,000       20,210,000
  Refundable income taxes ....................         441,000

  Inventories:
    Raw materials ............................       3,674,000        2,468,000
    Work in process ..........................       2,318,000        1,868,000
    Finished goods ...........................       7,338,000        5,736,000
                                                  ------------     ------------
                                                    13,330,000       10,072,000
                                                  ------------     ------------

  Deferred income tax assets .................       2,254,000        2,254,000

  Other current assets .......................         712,000          259,000
                                                  ------------     ------------
Total current assets .........................      34,702,000       34,319,000
                                                  ------------     ------------


Property, plant and equipment, at cost .......      28,879,000       27,930,000
Less accumulated depreciation ................     (13,898,000)     (12,929,000)
                                                  ------------     ------------
                                                    14,981,000       15,001,000
                                                  ------------     ------------

Intangible assets, net .......................      22,084,000       22,626,000
Other assets .................................       1,280,000        1,318,000
                                                  ------------     ------------
                                                  $ 73,047,000     $ 73,264,000
                                                  ============     ============


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                      December 31,       June 30,
                                                      ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                      2000             2000
----------------------------------------------------------------------------------
                                                       (Unaudited)

Current liabilities:
  Current portion of long-term debt ...............   $    627,000    $    630,000
  Accounts payable ................................      2,857,000       2,613,000
  Dividends payable ...............................      1,094,000       1,117,000
  Accrued expenses ................................      4,362,000       5,907,000
  Income tax payable ..............................        727,000
  Liabilities of discontinued operations ..........        995,000       1,198,000
                                                      ------------    ------------
Total current liabilities .........................      9,935,000      12,192,000
                                                      ------------    ------------

Long-term debt, net of current portion ............     17,285,000      15,596,000
Deferred income tax liabilities ...................      1,799,000       1,799,000
Liabilities of discontinued operations ............        547,000         561,000
                                                      ------------    ------------



Shareholders' equity:
  Preferred stock, no par value; authorized 100,000
    shares; none issued
  Common stock, par value $.01-2/3; authorized
    15,000,000 shares; issued 9,255,484 shares at
    December 31 and 9,199,194 shares at June 30 ...        154,000         153,000
  Capital in excess of par value of common stock ..     34,395,000      33,830,000
  Retained earnings ...............................     30,024,000      27,565,000
  Treasury stock, at cost, 1,967,963 shares at
    December 31 and 1,810,420 shares at June 30 ...    (21,092,000)    (18,432,000)
                                                      ------------    ------------
Total shareholders' equity ........................     43,481,000      43,116,000
                                                      ------------    ------------

                                                      $ 73,047,000    $ 73,264,000
                                                      ============    ============


See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                    Six Months Ended December 31,
                                                    -----------------------------
                                                       2000              1999
                                                       ----              ----
Operating activities:
  Net earnings ....................................   $  3,553,000    $  2,984,000
  Adjustments to reconcile net earnings to net cash
  provided by operating activities of continuing
  operations:
    Depreciation ..................................        969,000       1,111,000
    Amortization ..................................        860,000         910,000
    Provisions for losses on accounts receivable ..          7,000         (17,000)
    Equity loss on investment in TMT joint venture         604,000
    Changes in operating assets and liabilities:
      Accounts receivable .........................      3,578,000       3,300,000
      Refundable income taxes .....................       (441,000)
      Inventories and other current assets ........     (3,711,000)        402,000
      Accounts payable and accrued expenses .......     (1,301,000)     (3,590,000)
      Income taxes payable ........................       (727,000)        544,000
                                                      ------------    ------------
Net cash provided by operating activities of
  continuing operations ...........................      3,391,000       5,644,000
Net cash used in discontinued operations ..........       (217,000)       (887,000)
                                                      ------------    ------------
Net cash provided by operating activities .........      3,174,000       4,757,000
                                                      ------------    ------------
Investing activities:
  Purchase of property, plant and equipment .......       (949,000)       (716,000)
  Investment in Transportation Management
    Technologies, L.L.C. joint venture ............       (615,000)       (250,000)
  Patent expenditures .............................       (269,000)
  Other ...........................................        (80,000)
                                                      ------------    ------------
Net cash used in investing activities .............     (1,833,000)     (1,046,000)
                                                      ------------    ------------
Financing activities:
  Borrowing on revolving line of credit ...........     12,300,000       1,000,000
  Payments on revolving line of credit ............    (10,300,000)     (3,000,000)
  Payments on notes payable .......................       (314,000)       (421,000)
  Payment of semi-annual cash dividend ............     (1,117,000)     (1,128,000)
  Proceeds from exercise of common stock options ..        566,000         539,000
  Repurchase of common stock for the treasury .....     (2,660,000)     (2,177,000)
                                                      ------------    ------------
Net cash used in financing activities .............     (1,525,000)     (5,187,000)
                                                      ------------    ------------
Decrease in cash and cash equivalents .............       (184,000)     (1,476,000)

Cash and cash equivalents at beginning of period ..      1,524,000       2,153,000
                                                      ------------    ------------
Cash and cash equivalents at end of period ........   $  1,340,000    $    677,000
                                                      ============    ============


Note: During the six months ended December 31, 2000, the Company paid $3,205,000 for income taxes and paid $614,000 for interest costs. During the same period last year, the Company paid $1,335,000 for income taxes and paid $394,000 for interest costs.

See Notes to Consolidated Financial Statements.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2000 consolidated balance sheet as presented was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

2. The provision for income taxes is based upon the estimated effective income tax rate for the year.

3. Operating results for the first six months of fiscal 2001 are not necessarily indicative of the performance for the entire year. The Company's business is historically seasonal with a higher level of sales in the Company's first and fourth fiscal quarters.

4. The computation of basic and diluted earnings per share, as prescribed by FASB No. 128, is as follows:


                                        Three Months Ended       Six Months Ended
                                           December 31,            December 31,
                                         2000       1999          2000      1999
                                         ----       ----          ----      ----
Net earnings per share of common stock:
    Basic ......................        $ .18      $ .13         $ .48      $ .37
    Diluted ....................        $ .17      $ .13         $ .46      $ .36

Numerator:
----------
Net earnings available to
  common shareholders-basic
  and diluted: .................     $1,319,000  $1,072,000  $3,553,000 $2,984,000
                                     ==========  ==========  ========== ==========
Denominator:
------------
Weighted average shares
  outstanding-basic: ...........      7,304,769   8,017,497   7,331,837  8,050,539

Effect of dilutive securities:
  Stock options ................        447,706     309,091     397,067    299,616
                                     ----------  ----------  ---------- ----------
Weighted average shares
  outstanding-diluted: .........      7,752,475   8,326,588   7,728,904  8,350,155
                                     ==========  ==========  ========== ==========

Options to purchase 60,000 shares of common stock at $21 per share were outstanding during the first six months of both fiscal 2001 and fiscal 2000 and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, or anti-dilutive.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


5. Effective January 1, 2001, the Company's wholly owned subsidiary, Quixote Transportation Safety, Inc., acquired all of the outstanding stock of National Signal, Inc. ("NSI"), a leading regional manufacturer of roadway safety products including electronic message signs, directional displays and trailer mounted arrow panels located in La Mirada, California. The purchase price was $2.8 million in cash and a three-year 5% promissory note for $1.5 million payable in equal annual installments. In addition, the selling shareholders have an opportunity to earn up to $2.5 million, as additional purchase price consideration, by attaining certain sales and earnings targets over the next three years. Approximately $1.7 million of NSI's bank debt was assumed and was simultaneously paid off on the date of closing. The Company's source of funds for this acquisition was from its bank line of credit. NSI had approximately $8 million in revenue for calendar 2000.

                         PART I - FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE


The Company's sales for the fist six months of fiscal 2001 increased 17% to $41,600,000 as compared to $35,531,000 for the first six months last year primarily due to increased sales of its truck-mounted attenuator (TMA) product line, highway advisory radio systems and its permanent line of crash cushions. Sales of the Company's TMA product line increased 41% from the first six months of the prior year primarily due to strong unit sales of the reusable Safe-StopTM TMA which was introduced during the first quarter of the prior year. Sales of highway advisory radio systems increased 128% due to several shipments of sizable orders during the first six months. Sales of the Company's permanent line of crash cushions increased 13% during the first six months of fiscal 2001 led by a 32% increase in sales of REACT 350(R) crash cushions and a 15% increase in sales of QuadGuard(R) crash cushions. Also, sales of the Company's Energite(R) barrel product line, replacement parts, custom-molded products, and advanced sensing products increased during the first six months of the current year. These increases in sales were offset in part by a decrease in sales of the Triton Barrier(R), highway delineators, and Universal Module(R) barrels. International sales remained consistent at $4,448,000 for the first six months of fiscal 2001 as compared to $4,491,000 for the same period last year.

The gross profit margin for the first six-month period of the current year decreased to 44.3% compared to 46.3% for the same period last year. This was primarily due to greater sales of the lower margin Safe-Stop TMA and REACT 350(R) products in the current six-month period compared to the prior year.

Selling and administrative expenses for the first six months of fiscal 2001 increased 8% to $11,489,000 from $10,597,000 for the first six months last year. The increase was primarily related to the increased level of sales. However, selling and administrative expenses declined as a percentage of sales to 28% of sales for the current six-month period from 30% of sales for the same period last year. The decline is due to the fixed component of the Company's selling and administrative expenses.

Research and Development expenditures were $598,000 for the current six-month period compared with $668,000 for the same period last year. The decrease is due to greater expenditures in the first six months of the prior year relating to the more costly testing and development of the QuadGuard(R) and Safe-Stop TMA. This year's projects have been less costly and relate to the FreezeFreeTM anti-icing system, and other development projects for new applications as well as upgrades and modifications to existing products.

Operating profit increased 23% to $6,343,000 for the first six months of fiscal 2001 from $5,175,000 for the first six months of fiscal 2000.

Interest expense was $664,000 compared to $392,000 for last year's six-month period due to the higher level of long-term debt outstanding during the current six-month period principally due to the purchase of Company shares for the treasury.

The Company's effective income tax rate for the first six months of fiscal 2001 was 38%, consistent with the effective income tax rate for the same period last year. The Company believes its effective income tax rate for fiscal year 2001 will be approximately 38%.

Net earnings for the current six-month period increased 19% to $3,553,000, or $.46 cents per diluted share, compared to $2,984,000, or $.36 cents per diluted share, for the same period last year. Diluted earnings per share for the six-month period increased 28%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER


The Company's sales for the second quarter of fiscal 2001 increased 25% to $20,279,000 as compared to $16,228,000 for the second quarter last year primarily due to increased sales of its permanent line of crash cushions, highway advisory radio systems and its Safe-StopTM TMA. Sales of the Company's permanent line of crash cushions increased 44% during the second quarter of fiscal 2001 led by a 54% increase in sales of QuadGuard(R) crash cushions and a 41% increase in sales of REACT 350(R) crash cushions. Sales of highway advisory radio systems increased 209% due to several shipments of sizable orders during the current quarter. Sales of the Safe-StopTM TMA increased 129% for the current second quarter due to strong unit sales. Also, sales of the Company's replacement parts and custom-molded products increased during the second quarter of the current year. These increases in sales were offset in part by a decrease in sales of Energite(R) barrels, Universal Module(R) barrels, the Triton Barrier(R), advanced sensing products, and highway delineators. International sales decreased 8% to $2,263,000 for the second quarter of fiscal 2001 from $2,447,000 for the same period last year due to several large shipments of TMAs to Sweden in the prior year.

The gross profit margin for the second quarter of the current year decreased to 41.2% compared to 44.2% for the same period last year. This was primarily due to greater sales of the lower margin Safe-Stop TMA and REACT 350(R) products in the current second quarter compared to the prior year. Also contributing to the decline were lower gross margins at the Company's subsidiary in Australia.

Selling and administrative expenses for the second quarter of fiscal 2001 increased 12% to $5,671,000 from $5,064,000 for the second quarter last year. The increase was primarily related to the increased level of sales. However, selling and administrative expenses declined as a percentage of sales to 28% of sales for the current second quarter from 31% of sales for the same quarter last year. The decline is due to the fixed component of the Company's selling and administrative expenses.

Research and Development expenditures were $273,000 for the current second quarter compared with $341,000 for the same quarter last year. The decrease is due to greater expenditures in the second quarter of the prior year relating to testing and development of the QuadGuard(R) and Safe-Stop TMA. This year's expenditures related to development projects for new applications as well as upgrades and modifications to existing products.

Operating profit increased 37% to $2,421,000 for the second quarter of fiscal 2001 from $1,762,000 for the second quarter of fiscal 2000.

Interest expense was $335,000 compared to $184,000 for last year's second quarter due to the higher level of long-term debt outstanding during the current second quarter.

The Company's effective income tax rate for the second quarter of fiscal 2001 was 38% compared to an effective income tax rate of 34% in the same period last year. During the second quarter of the prior year, the Company revised its effective income tax rate for fiscal 2000 to 38% from 40% due to its ability to utilize certain state net operating loss carryforwards.

Net earnings for the current second quarter increased 23% to $1,319,000, or $.17 cents per diluted share, as compared to $1,072,000, or $.13 cents per diluted share, for the second quarter last year. Diluted earnings per share for the second quarter increased 31%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,340,000 and access to additional funds of $25,700,000 under its bank arrangements as of December 31, 2000. Cash provided from operating activities was a source of cash for the Company for the first six months of fiscal 2001 providing $3,174,000.

Investing activities used cash of $1,833,000 during the first six months of fiscal 2001 including $949,000 for the purchase of equipment and $615,000 for the Company's investment in Transportation Management Technologies, L.L.C.

Financing activities used cash of $1,525,000 during the first six months of the current year. The payment of the Company's semi-annual cash dividend used cash of $1,117,000. The Company borrowed $12,300,000 against its outstanding revolving credit facility offset by payments of $10,300,000. In addition, the Company used cash of $314,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc. and Nu-Metrics, Inc. and paid $2,660,000 to purchase 157,543 shares of its own common stock for the treasury. Offsetting these cash payments somewhat, the Company received cash of $566,000 for the exercise of common stock options.

For fiscal 2001, the Company anticipates needing approximately $2,500,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

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

                           PART II - OTHER INFORMATION



There is no information required to be reported under any items except as indicated below:


ITEM 1.  Legal Proceedings

      Odin Systems International, Inc. v. Energy Absorption Systems, Inc., No. CV200-082, U.S. District Court for the Southern District of Georgia. On December 22, 2000, Odin Systems International, Inc. filed its Third Amended Complaint which combines the allegations in the original and First Amended Complaint and adds several new theories of liability, including a claim for patent infringement. Energy Absorption Systems, Inc.'s Petition to Confirm its $2.1 million arbitration award has been transferred from the Northern District of Illinois, No. 00C5388, to the proceeding in the Southern District of Georgia. See the Company's Form 10-K for the year ended June 30, 2000, Item 3, for additional information.


ITEM 4.  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held on November 15, 2000. The matters voted on at the Annual Meeting were as follows:

(i) The election of James H. DeVries and Lawrence C. McQuade to serve as directors.

(ii) The approval of the amendment to the Company's 1993 Long-Term Stock Ownership Incentive Plan.

(iii) The approval of PricewaterhouseCoopers LLP as independent auditors for the Company.

Messrs. DeVries and McQuade were elected and all other matters were approved as a result of the following shareholder votes:


                                                          ABSTAIN OR      NO
                                FOR         AGAINST        WITHHELD      VOTE
                                ===         =======       ==========     ====

ELECTION OF DIRECTORS
  James H. DeVries           6,230,586                      443,122
  Lawrence C. McQuade        6,229,486                      444,222

APPROVAL OF AMENDMENT OF
  1993 LONG-TERM STOCK
  OWNERSHIP INCENTIVE PLAN   5,086,296     1,517,584         69,828

APPROVAL OF
PRICEWATERHOUSECOOPERS LLP   6,649,740         4,866         19,102



ITEM 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits
     None

(b) Reports on Form 8-K.
On January 30, 2001, the Company filed a report on Form 8-K dated January 30, 2001 reporting under Item 2 "Acquisition or Disposition of Assets", that the Company's wholly owned subsidiary, Quixote Transportation Safety, Inc. ("QTS"), had acquired as of January 16, 2001, effective January 1, 2001, all of the outstanding stock of National Signal, Inc. The purchase price was $2.8 million in cash and a three-year 5% promissory note for $1.5 million payable in equal annual installments. In addition, the selling shareholders have an opportunity to earn up to $2.5 million, as additional purchase price consideration, by attaining certain sales and earnings targets over the next three years. Approximately $1.7 million of NSI's bank debt was assumed and was simultaneously paid off on the date of closing. The Company's source of funds for this acquisition was from its bank line of credit. NSI had approximately $8 million in revenue for calendar 2000. The Company has guaranteed the obligations of QTS under the purchase agreement.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                              QUIXOTE CORPORATION


DATED:  February 13, 2001                     /s/ Daniel P. Gorey
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