Form 10-K/A
period 2000-06-30
QUIXOTE CORP
filed 2001-03-02
CIK 32870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

        /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                   For the fiscal year ended   June 30, 2000
                                              ----------------
                                       OR
        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period ____________ to _____________

                       Commission file number    0-7903
                                               -----------

                               Quixote Corporation
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              36-2675371
     ------------------------------                ----------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

     ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS            60601
     -----------------------------------------      ----------------
     (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number including area code:    (312) 467-6755
                                                      -------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock   ($.01-2/3 Par Value)
                      -----------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

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

                              LIST OF ITEMS AMENDED

                                                                            PAGE
                                                                            ----
PART I
  Item 1.  Business.......................................................   3-6

PART II
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   7-9

  Item 8.  Financial Statements and Supplementary Data.................... 10-24

PART IV
  Item 14. Exhibits, Financial Statement Schedule and Reports
           on Form 8-K....................................................    25

SIGNATURES................................................................    26


EXPLANATORY NOTE:

Items 1, 7 and 8 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000 are hereby amended by deleting the Items in their entirety and replacing them with the Items attached hereto and filed herewith. Item 14 is hereby amended by replacing the specified portions indicated herein.

The purpose of this amendment is to provide expanded disclosure regarding the Company's business segments in the Industry Segment Information note to the financial statements included in the Financial Statements and Supplementary Data that were included in Item 8 of the subject Form 10-K as originally filed (the "Original Filing") and to make corresponding changes to the Description of Business and Management's Discussion and Analysis of Financial Condition and Results of Operations that were included in Item 1 and 7, respectively, of the Original Filing. The Company recently received a comment letter from the staff of the Securities and Exchange Commission (SEC) on the Company's Original Filing. Based on the staff's comments, the Company revised the Industry Segment Information note to its financial statements and is filing this Form 10-K/A Amendment No. 1 in order to provide this expanded disclosure in the Industry Segment Information note and to make corresponding changes to the Description of Business and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's Form 10-K continues to speak as of the date of the Original Filing and the disclosure in that report has not been updated to speak to any later date. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

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

Description of Business
-----------------------
The Company's business operates within two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company's two reportable segments are - the manufacture and sale of highway and transportation safety products which "Protect and Direct", and the manufacture and sale of products which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding. The Company's Inform segment provides solutions for improving safety on the roads through providing information. The Company's products are sold primarily by a single sales force to similar customers in the highway construction and safety business.

Protect and Direct Segment
--------------------------
In the category of products which reduce the severity of crashes within the Protect and Direct segment, the Company's patented highway crash cushions were first conceived and developed in 1969 in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since that time, various types of highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program.

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

Inform Segment
--------------
To expand the Company's business within the highway and transportation safety industry, the Company acquired two companies in fiscal 1999 and 1998, which comprise the Inform segment, that manufacture intelligent transportation systems products which provide information to improve safety on the roads. Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures and markets highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. The Company acquired Nu-Metrics, Inc. a leading innovator and manufacturer of electronic wireless measuring and sensing devices in December 1998. Since it was founded in 1970, Nu-Metrics has developed innovative products that employ technology to gather and use information to relieve traffic congestion. It was the first company to market a self-contained, wireless, magnetic traffic counter/classifier.

The Company's expanded highway and transportation safety products within the Inform segment include the Groundhog-Registered Trademark- line of permanent traffic monitors, which gathers information on the volume, speed and class of vehicles as well as road surface conditions and transmits this data using the spread spectrum wireless method (RF) to a receiver unit. The data is then relayed on a real-time basis to a base computer or control center for monitoring. The Hi-Star-Registered Trademark- is a portable traffic counter/classifier. The Nitestar-Registered Trademark- is an in-vehicle device that can accurately measure the distance between any two fixed points on the highway. The Company also manufactures and markets remote traffic and weather information networks (RTWIN). Using a tower equipped with weather instruments and special detectors mounted in the road, RTWIN products can detect freezing conditions and provide valuable data to dispatch salt trucks or automatically activate anti-icing systems. The Company is also a leading manufacturer of highway advisory radio (HAR) systems which broadcast traffic information using an AM radio frequency. The Company's two principal HAR products are: a stationary system, the Hiway Max-TM-, and a mobile system, the Solar Max-TM-. The Hiway Max is intended to be used near long-term construction sites, public arenas, or other frequently congested traffic areas. The Solar Max is easily transported and is intended for short-term or emergency uses and allows the transmission of information without an external power source. Both systems use AM radio frequencies to communicate messages to motorists about traffic, road conditions and weather. The messages may be pre-recorded or updated on a real-time basis through a phone line or Local Area Network with reception up to six miles from the unit.

Products within both segments can be further broken down into permanent and construction zone applications and, as such, are sold to those markets. Most of the products for permanent and construction zone applications are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 which provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA which makes the products eligible for federal funds for highway projects.

The Company provides product education, selection and application assistance. The Company, in some cases, performs site preparation and installation for its products. These services are generally performed by the Company's distributor/contractor network.

Financial information relating to industry segments appears in Note 15 of the Notes to Consolidated Financial Statements included herein.

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

The Company experiences competition in specific crash cushion product lines within the Protect and Direct segment, particularly in the sand barrel, QuadGuard-Registered Trademark-, REACT 350-Registered Trademark- and TMA lines. The Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN), with TrafFix Devices, Inc. and with other smaller regional companies. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. Within the Inform segment, there are several companies that manufacture and sell highway advisory radio systems. The Company's traffic counters and sensors compete with many different technologies including inductive loop detectors, microwave and infra red sensors and machine vision (video) that each offer certain advantages. Within each segment, the Company believes it competes effectively through advanced product development and patent protection, strong distribution, product quality and price.

Government Policies
-------------------
The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A large portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Legislation called the Transportation Equity Act for the 21st Century (TEA 21) was passed in May of 1998 and provides federal funding of approximately $218 billion over a six-year period, an increase of more than 40% over previous spending levels. This legislation also includes a guaranteed amount of funding for highway safety programs. The states must set aside 10% of the federal funds received each year under TEA 21 for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. The Company is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

Internationally, funding and government policies vary by country in regard to highway and transportation safety. In most cases, additional testing of the Company's products may be required in order to obtain certification.

Backlog
-------
As of June 30, 2000, 1999 and 1998, the Company had a backlog of unfilled orders for highway safety devices of $10,568,000, $11,069,000 and $12,204,000, respectively. The Company can usually fill an order anywhere from two days to 8 weeks of receipt depending on the type of product.

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

Foreign and Domestic Operations and Revenues
--------------------------------------------
The Company's operations consist of one industry segment engaged in the manufacture and sale of highway safety products. The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $9,820,000 in 2000, $6,316,000 in 1999 and $4,510,000 in
1998.

Other
-----

Investment in Transportation Management Technologies, L.L.C. (TMT) Joint Venture
--------------------------------------------------------------------------------
During fiscal 1999, the Company entered into a joint venture agreement to market pavement inspection and management systems and other high technology products and services in the United States. The TMT joint venture is composed of the Company, G.I.E. Technologies Ltd., based in Montreal, Canada, and eight independent distributors of the Company's highway products. The Company has invested $1,111,000 in TMT, of which $750,000 was paid in 1999 and $361,000 in 2000, for a 19% interest in the joint venture. This investment is being accounted for under the equity method of accounting which resulted in charges of $316,000 and $54,000 for the years ended June 30, 2000 and 1999, respectively.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

2000 Compared to 1999
---------------------
The Company's sales increased 16% to $83,770,000 in 2000 from $71,987,000 in 1999 due to solid internal sales growth as well as growth from one acquisition the Company completed during 1999. Internal sales increased 13% primarily due to domestic and international demand for the Company's lines of permanent crash cushions and truck-mounted attenuator (TMA) products. Sales of the Protect and Direct segment product lines increased 12% for the year to $73,757,000 particularly due to strong unit sales of the newly introduced Safe-Stop-TM- TMA, the REACT 350-Registered Trademark- crash cushion and the QuadGuard-Registered Trademark- family of crash cushion products. Sales of the Energite-Registered Trademark- barrel product line, parts, highway delineators and the Triton Barrier-Registered Trademark- also increased during 2000. These increases in sales were offset somewhat by declining sales of the Universal Module-Registered Trademark- barrels and custom-molded products during the year. International sales increased 56% to $9,820,000 in 2000 from $6,316,000 in 1999 and now comprise 12% of total sales. Sales of the Inform segment product lines were $10,013,000 for 2000. Nu-Metrics, Inc., acquired in December 1998, contributed $7,477,000 in sales of its advanced sensing products for 2000 as compared to $3,677,000 in sales for the seven months as part of the Company in 1999. Nu-Metrics, Inc. is a leading manufacturer of electronic measuring and sensing devices for highway safety and traffic monitoring. Sales of highway advisory radio systems manufactured by Highway Information Systems, Inc. (HIS) were $2,536,000 in 2000, an increase of 3% from $2,473,000 in 1999.

The gross profit margin for 2000 increased to 49.1% from 46.7% in 1999. This was due primarily to increased sales of higher margin advanced sensing products and the QuadGuard-Registered Trademark- family of crash cushion products. Volume efficiencies associated with the increased level of sales and sales price increases also contributed to the increase in the gross profit margin for 2000. Somewhat offsetting the overall increase in gross margin was a change in sales mix in the Protect and Direct segment due to increased sales of the lower margin Safe-Stop-TM- TMA and the REACT 350-Registered Trademark- crash cushion.

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

Research and development expenses for 2000 increased 5% to $1,614,000 from $1,544,000 in 1999. During 2000, the Company made expenditures for the development of products relating to the Safe-Stop-TM- TMA, for European qualifying tests of certain QuadGuard(R) crash cushion products as well as for the development of three new products. These new products are the FreezeFree-TM-system, a manual or computer-controlled anti-icing system; the Impact Monitoring System (IMS), which combines advanced sensing devices and wireless technology with our crash cushion products; and a new broadband wireless in-ground sensor for non-U.S. applications. The Company continued with its development and testing of a reflective pavement marker for warm weather climates and a snowplowable pavement marker as well as other developmental projects.

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

1999 Compared to 1998
---------------------

The Company's sales for 1999 increased 29% to $71,987,000 from $55,988,000 in 1998, due to both internal sales growth as well as growth from three acquisitions the Company completed during 1998 and 1999. Internal sales increased 16% resulting from demand for the Company's newer crash cushion products. Sales of the Protect and Direct product lines increased 19% to $65,837,000 for 1999. Sales of the Company's permanent line of crash cushion products increased 33% due to strong unit sales of the QuadGuard-Registered Trademark- family of crash cushions including the newer wide and low maintenance versions of this product line. The Company also experienced sales increases in its TMA product line, including the Alpha 100k TMA. Parts sales and sales of highway delineators also increased during 1999. These sales increases were offset somewhat by declining sales of the Energite-Registered Trademark- barrel, the Triton Barrier-Registered Trademark- and custom-molded product sales during 1999. Sales of crash cushion products within the Protect and Direct segment manufactured by Roadway Safety Service, Inc., acquired in October 1997, increased $2,606,000 to $7,160,000 for 1999. Sales of the Inform product lines were $6,150,000 for 1999. Sales of highway advisory radio systems manufactured by HIS, acquired in April 1998, increased $1,832,000 to $2,473,000 for 1999. Nu-Metrics, Inc., acquired in December 1998, contributed $3,677,000 in sales of its advanced sensing products for the seven month period as part of the Company in 1999.

The gross profit margin increased to 46.7% in 1999 from 45.6% in 1998. This was due principally to the acquisition of Nu-Metrics as the gross margin on its advanced sensing products is higher than the Company's average gross margin. Volume efficiencies associated with the increased level of sales, sales price increases and lower vendor costs also contributed to the increase in the gross profit margin for 1999. Also contributing slightly to the gross margin increase was a favorable change in sales mix in the Protect and Direct segment due to increased sales of the higher margin QuadGuard-Registered Trademark- family of crash cushions.

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

Research and development expenses in 1999 decreased slightly to $1,544,000 compared to $1,570,000 in 1998. During 1999, the Protect and Direct segment incurred costs in the development of the QuadGuard-Registered Trademark- Elite, a restorable crash cushion, and the Safe-Stop-TM- TMA. The Company also incurred development costs in connection with its testing of a wider version of the Company's REACT 350-Registered Trademark- crash cushion as well as the testing of several reflective pavement markers and other developmental projects.

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

Liquidity and Capital Resources
-------------------------------
The Company had cash and cash equivalents of $1,524,000 and access to additional funds of $27,700,000 under its bank arrangements as of June 30, 2000. Continuing operating activities were a source of cash for the Company for 2000 providing $8,552,000. Discontinued operations, however, used cash of $149,000 primarily for lease commitments. This resulted in net cash provided from operating activities of $8,403,000.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUIXOTE CORPORATION:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the Industry Segment Information note, the accompanying consolidated financial statements have been revised to include expanded disclosure regarding the Company's business segments.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 7, 2000, except as to the Industry Segment Information note, which is as of February 23, 2001

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For each of the three years ended June 30,

Dollar amounts in thousands, except share data                   2000            1999          1998
                                                             -----------     -----------    -----------
Net sales.................................................   $    83,770     $    71,987    $    55,988
Cost of sales.............................................        42,659          38,354         30,445
                                                             -----------     -----------    -----------
Gross profit..............................................        41,111          33,633         25,543
Operating expenses:
  Selling and administrative..............................        24,208          19,606         15,420
  Research and development................................         1,614           1,544          1,570
                                                             -----------     -----------    -----------
                                                                  25,822          21,150         16,990
                                                             -----------     -----------    -----------
Operating profit..........................................        15,289          12,483          8,553

Other income (expense):
  Interest income.........................................            31              91            540
  Interest expense........................................          (932)         (1,029)          (357)
  Other...................................................            (3)            273             16
                                                             -----------     -----------    -----------
                                                                    (904)           (665)           199
                                                             -----------     -----------    -----------
Earnings from continuing operations
  before provision for income taxes.......................        14,385          11,818          8,752
Provision for income taxes................................         5,466           4,256         2, 605
                                                             -----------     -----------    -----------
Earnings from continuing operations.......................         8,919           7,562          6,147
Discontinued operations:
   Gain (loss) on disposal, net of income taxes...........                           240         (6,138)
                                                             -----------     -----------    -----------
Net earnings..............................................   $     8,919     $     7,802    $         9
                                                             -----------     -----------    -----------

Basic earnings per share:
   Earnings from continuing operations....................   $      1.13     $       .95    $       .77
                                                             -----------     -----------    -----------
   Net earnings...........................................   $      1.13     $       .98    $       .00
                                                             -----------     -----------    -----------
   Weighted average common and common equivalent shares
      outstanding.........................................     7,868,554       7,986,094      7,943,653
                                                             -----------     -----------    -----------

Diluted earnings per share:
   Earnings from continuing operations....................   $      1.10     $       .92    $       .76
                                                             -----------     -----------    -----------
   Net earnings...........................................   $      1.10     $       .95    $       .00
                                                             -----------     -----------    -----------
   Weighted average common and common equivalent shares
      outstanding.........................................     8,124,623       8,227,775      8,088,354
                                                             -----------     -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            As of June 30,

Dollar amounts in thousands, except share data                                            2000           1999
                                                                                       ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................     $    1,524     $    2,153
  Accounts receivable, net of allowance for doubtful
    accounts of $955 in 2000 and $480 in 1999.....................................         20,210         17,078
  Inventories, net................................................................         10,072          8,537
  Deferred income tax assets......................................................          2,254          2,491
  Other current assets............................................................            259            538
                                                                                       ----------     ----------
    Total current assets..........................................................         34,319         30,797

Property, plant and equipment at cost:
  Land............................................................................          1,369          1,369
  Buildings and improvements......................................................         10,972         10,710
  Machinery and equipment.........................................................         11,301         10,748
  Furniture and fixtures..........................................................          3,653          3,414
  Leasehold improvements..........................................................            635            553
                                                                                       ----------     ----------
                                                                                           27,930         26,794
    Less:  accumulated depreciation...............................................        (12,929)       (11,195)
                                                                                       ----------     ----------
                                                                                           15,001         15,599

Intangible assets, net............................................................         22,626         24,038
Other assets......................................................................          1,318          1,340
                                                                                       ----------     ----------
                                                                                       $   73,264     $   71,774
                                                                                       ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................................     $      630     $      722
  Accounts payable................................................................          2,613          3,300
  Dividends payable...............................................................          1,117          1,128
  Income taxes payable............................................................            727            691
  Accrued expenses:
    Payroll and commissions.......................................................          3,267          1,923
    Other.........................................................................          2,640          2,770
  Liabilities of discontinued operations..........................................          1,198          1,684
                                                                                       ----------     ----------
    Total current liabilities.....................................................         12,192         12,218

Long-term debt, net of current portion............................................         15,596         11,901
Deferred income tax liabilities...................................................          1,799          1,449
Liabilities of discontinued operations ...........................................            561            224
Commitments and contingent liabilities............................................

Shareholders' equity:
  Preferred stock, no par value; authorized 100,000 shares; none issued
  Common stock, par value $.01-2/3; authorized 15,000,000 shares;
    issued 9,199,194 shares - 2000 and issued 9,104,166 shares - 1999.............            153            151
  Capital in excess of par value of stock.........................................         33,830         32,929
  Retained earnings...............................................................         27,565         20,884
  Treasury stock, at cost, 1,810,420 shares - 2000 and 1,032,420 shares - 1999 ...        (18,432)        (7,982)
                                                                                       ----------     ----------
    Total shareholders' equity....................................................         43,116         45,982
                                                                                       ----------     ----------
                                                                                       $   73,264     $   71,774
                                                                                       ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             For the three years ended June 30, 2000

                                                                                     Capital in
                                                                   Common Stock       Excess of                   Treasury Stock
                                                                   ------------       Par Value     Retained      --------------
Dollar amounts in thousands, except share data                  Shares     Dollars     of Stock     Earnings     Shares    Dollars
                                                                ------     -------     --------     --------     ------    -------

BALANCES, JUNE 30, 1997....................................    8,753,333    $  146    $  30,269    $  17,368     807,435  $  (6,128)
Exercise of options and grant of awards....................      137,783         2          904
Net earnings - 1998........................................                                                9
Declaration of semi-annual cash dividends ($.13 per share).                                           (2,053)
Issuance of shares pursuant to the stock retirement plan...       17,824                    223
Purchase of shares at $7.75 to $9.25 per share.............                                                      224,985     (1,854)
                                                               ---------    ------    ---------    ---------   ---------    --------
BALANCES, JUNE 30, 1998....................................    8,908,940       148       31,396       15,324   1,032,420     (7,982)
Exercise of options and grant of awards....................      184,432         3        1,400
Net earnings - 1999........................................                                            7,802
Declaration of semi-annual cash dividends ($.14 per share).                                           (2,242)
Issuance of shares pursuant to the stock retirement plan...       10,794                    133
                                                               ---------    ------    ---------    ---------   ---------    --------
BALANCES, JUNE 30, 1999....................................    9,104,166       151       32,929       20,884   1,032,420     (7,982)
Exercise of options........................................       84,234         2          744
Net earnings - 2000........................................                                            8,919
Declaration of semi-annual cash dividends ($.14 and $.15
  per share)...............................................                                           (2,238)
Issuance of shares pursuant to the stock retirement plan...       10,794                    157
Purchase of shares at $12.00 to $15.50 per share...........                                                      778,000    (10,450)
                                                               ---------    ------    ---------    ---------   ---------   --------

BALANCES, JUNE 30, 2000....................................    9,199,194    $  153    $  33,830    $  27,565   1,810,420   $(18,432)
                                                               ---------    ------    ---------    ---------   ---------   --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      QUIXOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For each of the three years ended June 30,
Dollar amounts in thousands                                                             2000           1999           1998
                                                                                     ----------     ----------     ----------
  OPERATING ACTIVITIES:
  Earnings from continuing operations...........................................     $    8,919     $    7,562     $    6,147
  Discontinued operations
  Earnings (loss) on disposal, net of income taxes..............................                           240         (6,138)
                                                                                     ----------     ----------     ----------
  Net earnings..................................................................          8,919          7,802              9
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO
  NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS:
  Discontinued operations.......................................................                          (240)         6,138
  Depreciation..................................................................          1,966          1,773          1,302
  Amortization..................................................................          1,868          1,652          1,034
  Deferred income taxes.........................................................            521             89            429
  Provisions for losses on accounts receivable..................................            530            (70)
  Loss on investment in TMT joint venture.......................................            316             54
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable.........................................................         (3,662)        (2,375)        (4,737)
    Inventories.................................................................         (1,565)        (1,909)        (1,216)
    Refundable income taxes.....................................................                         1,132            197
    Other current assets........................................................            279           (188)           (84)
    Accounts payable and accrued expenses.......................................           (656)         1,202           (718)
    Income taxes payable........................................................             36            691
                                                                                     ----------     ----------     ----------
Net cash provided by operating activities of continuing operations..............          8,552          9,613          2,354
Net cash provided by (used in) discontinued operations..........................           (149)         3,384         (6,849)
                                                                                     ----------     ----------     ----------
Net cash provided by (used in) operating activities.............................          8,403         12,997         (4,495)
                                                                                     ----------     ----------     ----------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.....................................         (1,368)        (2,335)        (1,436)
  Cash paid for acquired businesses.............................................                       (13,701)        (7,622)
  Investment in TMT joint venture...............................................           (361)          (764)
  Other.........................................................................           (116)           (47)          (502)
                                                                                     ----------     ----------     ----------

Net cash used in investing activities...........................................         (1,845)       (16,847)        (9,560)
                                                                                     ----------     ----------     ----------
FINANCING ACTIVITIES:
  Payments on notes payable.....................................................           (697)        (1,032)          (962)
  Payments on revolving credit agreement........................................         (7,300)       (20,000)        (2,300)
  Proceeds from revolving credit agreement......................................         11,600         24,500          5,800
  Increase in bank overdrafts...................................................          1,006
  Payment of semi-annual cash dividend..........................................         (2,249)        (2,135)        (2,071)
  Proceeds from exercise of common stock options................................            903            743            906
  Repurchase of common stock for treasury.......................................        (10,450)                       (1,854)
                                                                                     ----------     ----------     ----------
Net cash provided by (used in) financing activities.............................         (7,187)         2,076           (481)
                                                                                     ----------     ----------     ----------

Net change in cash and cash equivalents.........................................           (629)        (1,774)       (14,536)
Cash and cash equivalents at beginning of year  ................................          2,153          3,927         18,463
                                                                                     ----------     ----------     ----------
Cash and cash equivalents at end of year  ......................................     $    1,524     $    2,153     $    3,927
                                                                                     ----------     ----------     ----------

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

The following assets and (liabilities) relate to discontinued operations at June 30:

 Dollar amounts in thousands                       2000       1999
                                                   ----       ----
 Deferred income tax assets...................   $  1,123   $  1,603
 Other assets.................................                   300
 Accrued legal................................       (401)      (500)
 Lease obligations............................     (1,313)    (1,700)
 Other accruals...............................     (1,168)    (1,611)
                                                 --------   --------
 Net liabilities of discontinued operations...   $ (1,759)  $ (1,908)
                                                 ========   ========

These assets and liabilities are valued based upon management's estimates, utilizing currently available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change materially.

5.  INVENTORIES
Inventories consist of the following at June 30:

Dollar amounts in thousands                2000        1999
                                        ---------    --------
Finished goods.......................   $   5,736    $  3,941
Work-in-process......................       1,868       1,527
Raw materials........................       2,468       3,069
                                        ---------    --------
                                        $  10,072    $  8,537
                                        =========    ========

6.  INTANGIBLE ASSETS
Intangible assets consist of the following at June 30:

Dollar amounts in thousands                2000        1999
                                        ---------    --------
Goodwill.............................   $  26,138    $ 26,013
Patents and other intangibles........       1,193       1,178
Accumulated amortization.............      (4,705)     (3,153)
                                        ---------    --------
                                        $  22,626    $ 24,038
                                        =========    ========

7. LONG-TERM DEBT
Long-term debt consists of the following at June 30:

Dollar amounts in thousands               2000       1999
                                        --------   --------
Revolving credit note due October 31,
  2002, interest at variable rates....  $ 12,300   $  8,000
Notes payable, interest imputed at
  8.5% payable quarterly through 2007.     3,416      4,085
Other.................................       510        538
                                        --------   --------
Total long-term debt..................    16,226     12,623
  Less current portion................       630        722
                                        --------   --------
Long-term debt, net...................  $ 15,596   $ 11,901
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

Information with respect to stock option activity under the Company's plans is as follows:

                            Number of         Option Price     Weighted Average
                          Common Shares         per Share       Exercise Price
                          -------------         ---------       --------------
July 1, 1997..............    872,274     $  5.38  to  $ 21.00     $  9.19

Granted...................    308,445        8.00  to    12.15        8.44
Exercised.................    (78,000)       5.88  to     6.88        6.27
Cancelled or expired......   (115,424)      10.50  to    12.88       11.98
                           ----------
June 30, 1998.............    987,295        5.38  to    21.00        9.88

Granted...................    270,000       12.19  to    12.27       12.20
Exercised.................   (207,351)       5.38  to    10.50        7.65
Cancelled or expired......    (29,666)       8.00  to     8.95        8.36
                           ----------
June 30, 1999.............  1,020,278        6.88  to    21.00       10.99
                           ----------

Granted...................    475,000       13.32  to    14.91       13.47
Exercised.................   (116,733)       8.00  to    12.63        9.32
Cancelled or expired......    (12,333)      12.15  to    12.19       12.18
                           ----------
June 30, 2000.............  1,366,212     $  6.88  to  $ 21.00     $ 11.98
                           ----------

Options outstanding at June 30, 2000 are exercisable as follows: 709,050 currently, 253,184 in 2001, 237,326 in 2002 and 166,652 thereafter. The weighted average price of options currently exercisable is $10.95. As of June 30, 2000, the Company has 1,681,594 common shares reserved for its option and award plans.

The following is the composition of the June 30, 2000 stock option balance:

                                         Weighted
                            Weighted     average
                             average     exercise
Options having a per        remaining    price per    Number of
share exercise price of:      life         share       shares
------------------------   ----------    ---------   ----------
$ 6.88 to $ 9.00           3.11 years    $  8.31       378,546
 10.00 to  14.91           4.76 years      12.90       927,666
 21.00                     4.15 years      21.00        60,000
                                                     ---------
$6.88 to $21.00            4.28 years     $11.98     1,366,212
                                                     ---------

Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 2000, 1999 and 1998 consistent with the provisions of FAS No. 123, the Company's net earnings (loss) and net earnings
(loss) per diluted share would have been changed to the pro forma amounts indicated below:

Dollar amounts in thousands, except per share data

                                           2000          1999           1998
                                           ----          ----           ----
 Net earnings (loss),................... $  8,202      $  7,048        $  (598)
 Net earnings (loss) per diluted share..     1.01           .86           (.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2000         1999        1998
                                             ----         ----        ----
  Risk free interest rate...............   5.9%-6.6%    4.8%-5.1%   5.5%-6.5%
  Expected dividend yield...............       2.08%        2.51%       3.04%
  Weighted average expected volatility..         38%          47%         48%
  Weighted-average expected life........   5.2 years    5.1 years   5.3 years

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

11.  INCOME TAXES
The income tax provision (benefit) for continuing and discontinued operations consist of the following:

Dollar amounts in thousands           2000       1999       1998
                                    --------   --------   --------
Current:
Federal and international.......    $  3,834   $  1,674   $  1,786
State...........................         631        389        390
                                    --------   --------   --------
                                       4,465      2,063      2,176
                                    --------   --------   --------
Deferred:
Federal and international.......       1,094      1,403        360
State...........................         (93)       790         69
                                    --------   --------   --------
                                       1,001      2,193        429
                                    --------   --------   --------
Income tax provision for
   continuing operations........       5,466      4,256      2,605
Income tax provision (benefit)..
  discontinued operations.......                    160     (3,162)
                                    --------   --------   --------
Total income tax provision
  (benefit) ....................    $  5,466   $  4,416   $   (557)
                                    --------   --------   --------

The components of the net deferred tax asset (liability) are as follows:

Dollar amounts in thousands                 2000      1999
                                          -------    -------
Deferred tax assets:
Accounts receivable allowance............ $   382    $   192
Inventory valuation......................     418        317
Compensated absences and medical claims..     112        100
Tax over book basis in affiliates........     951      1,394
Other liabilities and reserves...........   1,121        892
Net operating loss carryforwards.........     459        230
Various tax credit carryforwards.........      12        802
Provisions for discontinued operations...   1,123      1,603
Valuation allowance......................  (1,053)    (1,253)
                                          -------    -------
                                            3,525      4,277
Deferred tax liabilities:
Book over tax basis of capital assets....  (1,798)    (1,632)
                                          -------    -------
Net deferred tax asset................... $ 1,727    $ 2,645
                                          -------    -------

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

The net deferred tax asset (liability) consists of the following at June 30:

Dollar amounts in thousands                  2000         1999
                                           --------     --------
Continuing operations:
     Current deferred tax asset..........  $  2,254     $  2,491
     Noncurrent deferred tax asset.......       149
     Noncurrent deferred tax liability...    (1,799)      (1,449)
                                           --------     --------
          Total..........................       604        1,042
                                           --------     --------

Discontinued operations:
     Current deferred tax asset..........       578        1,016
     Noncurrent deferred tax asset.......       545          587
                                           --------     --------
          Total..........................     1,123        1,603
                                           --------     --------

Total net deferred tax asset.............  $  1,727     $  2,645
                                           --------     --------

The income tax provision differed from the taxes calculated at the statutory federal tax rate as follows:

Dollar amounts in thousands                  2000       1999       1998
                                           --------   --------   --------
Taxes at statutory rate..................  $  4,914   $  4,036   $  2,975
State income taxes.......................       354        778        303
Utilization of NOL carryforwards.........               (1,260)
Other....................................       198        702       (673)
                                           --------   --------   --------
Income tax provision for
  continuing operations:.................  $  5,466   $  4,256   $  2,605
                                           --------   --------   --------

12.  EARNINGS PER SHARE
The computation of basic and diluted earnings per share is as follows:

Dollar amounts in thousands, except per share data

                                                2000        1999       1998
                                                ----        ----       ----
Net earnings per share of common stock:
    Basic.................................    $ 1.13      $  .98     $  .00
                                              ------      ------     ------
    Diluted...............................    $ 1.10      $  .95     $  .00
                                              ------      ------     ------
Numerator:
----------
Net earnings available to
  common shareholders.....................   $ 8,919     $ 7,802     $    9
                                              ------      ------     ------
Denominator:
------------
Weighted average shares
   outstanding-basic...................... 7,868,554   7,986,094  7,943,653

Effect of dilutive securities -
   common stock options...................   256,069     241,681    144,701
                                           ---------   ---------  ---------
Weighted average shares
   outstanding-diluted.................... 8,124,623   8,227,775  8,088,354
                                           ---------   ---------  ---------

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

                                            2000        1999       1998
                                          -------     -------    -------
Average exercise price per share......    $ 19.21     $ 16.55    $ 14.04
Number of shares......................     85,000     135,000    288,850


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

15.  INDUSTRY SEGMENT INFORMATION

During fiscal 1999, the Company adopted FAS No. 131, Disclosures about Segments of an Enterprise and Related Information about Capital Structure. This accounting pronouncement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

During fiscal 2001, the Company revised its approach to reporting information about its business segments to include expanded disclosures. The Company's operations are being classified as two principal reportable segments within the highway and transportation safety industry. The segment financial data presented herein have been restated to reflect the Company's two reportable segments - the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform that are often referred to as Intelligent Transportation Systems
(ITS) products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as products that prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions, as well as highway advisory radio systems. The products within this segment provide information to improve safety on the roads. Substantially all of the Company's sales of its highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows:
$9,820,000 in 2000, $6,316,000 in 1999 and $4,510,000 in 1998. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2000, 1999 and 1998.

The Company's reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales and operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Corporate assets consist primarily of cash and cash equivalents, depreciable assets and income tax assets. Accounting policies for the segments are the same as those for the Company.

The following table presents financial information about reported segments as of June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998 comprising the totals reported in the consolidated financial statements.

(Dollar amounts in thousands)                      Protect and                     Unallocated
                                                      Direct         Inform         Corporate        Total
2000
Net sales from external customers                   $   73,757      $ 10,013        $      0       $  83,770
Depreciation and amortization                            2,867           927              40           3,834
Operating profit                                        19,407         2,377          (6,495)         15,289
Identifiable assets                                     49,907        18,521           4,836          73,264
Capital expenditures                                     1,237           112              19           1,368

1999
Net sales from external customers                   $   65,837      $  6,150        $      0       $  71,987
Depreciation and amortization                            2,845           535              45           3,425
Operating profit                                        16,527         1,281          (5,325)         12,483
Identifiable assets                                     46,552        19,554           5,668          71,774
Capital expenditures                                     2,186           145               4           2,335

1998
Net sales from external customers                   $   55,347       $   641        $      0       $  55,988
Depreciation and amortization                            2,302                            34           2,336
Operating profit                                        12,870           210          (4,527)          8,553
Capital expenditures                                     1,327                           109           1,436

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data for years 2000 and 1999 follows:

Dollar amounts in thousands, except per share data                             Three months ended
2000                                                               9/30        12/31         3/31        6/30
                                                                ---------    ---------    ---------    ---------
Net sales....................................................   $  19,303    $  16,228    $  20,053    $  28,186
Gross profit.................................................       9,273        7,167        9,744       14,927
Net earnings.................................................       1,912        1,072        1,484        4,451
Basic earnings per share.....................................         .24          .13          .19          .59
Diluted earnings per share...................................         .23          .13          .18          .58

Dollar amounts in thousands, except per share data                             Three months ended
1999                                                               9/30        12/31         3/31         6/30
                                                                ---------    ---------    ---------    ---------
Net sales....................................................   $  16,063    $  14,802    $  18,347    $  22,775
Gross profit.................................................       7,236        6,327        8,249       11,821
Earnings from continuing operations..........................       1,642          918        1,133        3,869
Net earnings.................................................       1,642          918        1,373        3,869
Basic earnings per share:
 Continuing operations.......................................         .21          .11          .14          .48
 Net earnings................................................         .21          .11          .17          .48
Diluted earnings per share:
  Continuing operations......................................         .20          .11          .14          .47
  Net earnings...............................................         .20          .11          .17          .47

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

Item                                                        Page Number in
Number                                                       This Report
------                                                      --------------
(a).1.    Financial Statements
          --------------------

          Report of Independent Accountants                       10

          Consolidated Statements of Operations for the
           years ended June 30, 2000, 1999 and 1998               11

          Consolidated  Balance Sheets as of June 30,
           2000 and 1999                                          12

          Consolidated Statements of Shareholders'
           Equity for the years ended June 30, 2000,
           1999 and 1998                                          13

          Consolidated Statements of Cash Flows for the
           years ended June 30, 2000, 1999 and 1998               14

          Notes to Consolidated Financial Statements           15-24

(a).3. The list of exhibits is amended by substituting Exhibit 23, as listed in the Exhibit Index attached hereto, for the previous Exhibit 23.
          All other information pertaining to this subsection is as set forth in the Original Filing.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

                               QUIXOTE CORPORATION
                                  (Registrant)

Dated:  March 1, 2001                            By: /s/ Leslie J. Jezuit
       ----------------                          -----------------------------------------
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

SIGNATURE                                TITLE                             DATE
---------                                -----                             ----
/s/ Philip E. Rollhaus, Jr.
---------------------------          Chairman and Director              March 1, 2001
Philip E. Rollhaus, Jr.

/s/ Leslie J. Jezuit
---------------------------          President and Director             March 1, 2001
Leslie J. Jezuit                     (Chief Executive Officer)

/s/ Daniel P. Gorey
---------------------------          Chief Financial Officer,           March 1, 2001
Daniel P. Gorey                      Vice President and Treasurer
                                     (Chief Accounting and
                                     Financial Officer)

/s/ Joan R. Riley                    Vice President, General Counsel    March 1, 2001
---------------------------          and Secretary
Joan R. Riley

/s/ James H. DeVries
---------------------------          Director                           March 1, 2001
James H. DeVries

/s/ William G. Fowler
---------------------------          Director                           March 1, 2001
William G. Fowler

/s/ Lawrence C. McQuade
---------------------------          Director                           March 1, 2001
Lawrence C. McQuade

/s/ Robert D. van Roijen, Jr.
---------------------------          Director                           March 1, 2001
Robert D. van Roijen, Jr.

                                  EXHIBIT INDEX

      EXHIBIT NUMBER          EXHIBITS
      --------------          --------
           23                 CONSENT OF INDEPENDENT ACCOUNTANTS.
