Form 10-Q
period 2001-03-31
QUIXOTE CORP
filed 2001-05-14
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-7903

I.R.S. Employer Identification Number 36-2675371

QUIXOTE CORPORATION
(a Delaware Corporation)
One East Wacker Drive
Chicago, Illinois 60601
Telephone: (312) 467-6755

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,391,859 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of March 31, 2001.

PART I—FINANCIAL INFORMATION

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended March 31,
	2001	2000
Net sales	$64,288,000	$55,584,000
Cost of sales	36,033,000	29,400,000

Gross profit	28,255,000	26,184,000
Operating expenses:
Selling & administrative	17,647,000	17,336,000
Research & development	912,000	1,044,000

	18,559,000	18,380,000
Operating profit	9,696,000	7,804,000

Other income (expense):
Interest income	60,000	23,000
Interest expense	(1,042,000)	(617,000)
Other		(4,000)

	(982,000)	(598,000)

Earnings before income taxes	8,714,000	7,206,000
Provision for income taxes	3,311,000	2,738,000

Net earnings	$5,403,000	$4,468,000

Net earnings per share:
Basic	$.74	$.56

Diluted	$.69	$.54

Weighted average common shares outstanding:
Basic	7,343,640	7,997,553

Diluted	7,889,014	8,270,950

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2001	2000
Net sales	$22,688,000	$20,053,000
Cost of sales	12,863,000	10,309,000

Gross profit	9,825,000	9,744,000
Operating expenses:
Selling & administrative	6,158,000	6,739,000
Research & development	314,000	376,000

	6,472,000	7,115,000
Operating profit	3,353,000	2,629,000

Other income (expense):
Interest income	9,000	8,000
Interest expense	(378,000)	(225,000)
Other		(19,000)

	(369,000)	(236,000)

Earnings before income taxes	2,984,000	2,393,000
Provision for income taxes	1,134,000	909,000

Net earnings	$1,850,000	$1,484,000

Net earnings per share:
Basic	$.25	$.19

Diluted	$.23	$.18

Weighted average common shares outstanding:
Basic	7,367,245	7,891,580

Diluted	7,979,747	8,068,079

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2001	June 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,744,000	$1,524,000
Accounts receivable, net of allowances for doubtful accounts of $949,000 at March 31 and $955,000 at June 30	18,534,000	20,210,000
Refundable income taxes	266,000
Inventories, net:
Raw materials	4,866,000	2,468,000
Work in process	2,989,000	1,868,000
Finished goods	8,606,000	5,736,000

	16,461,000	10,072,000

Deferred income tax assets	2,254,000	2,254,000
Other current assets	615,000	259,000

Total current assets	39,874,000	34,319,000

Property, plant and equipment, at cost	30,269,000	27,930,000
Less: accumulated depreciation	(14,533,000)	(12,929,000)

	15,736,000	15,001,000

Intangible assets, net	25,711,000	22,626,000
Other assets	1,013,000	1,318,000

	$82,334,000	$73,264,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2001	June 30, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,127,000	$630,000
Accounts payable	2,384,000	2,613,000
Dividends payable		1,117,000
Accrued expenses	5,200,000	5,907,000
Income taxes payable		727,000
Liabilities of discontinued operations	993,000	1,198,000

Total current liabilities	9,704,000	12,192,000

Long-term debt, net of current portion	24,729,000	15,596,000
Deferred income tax liabilities	1,628,000	1,799,000
Liabilities of discontinued operations	496,000	561,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; 9,359,822 issued shares at March 31 and 9,199,194 shares at June 30	156,000	153,000
Capital in excess of par value of common stock	34,839,000	33,830,000
Retained earnings	31,874,000	27,565,000
Treasury stock, at cost, 1,967,963 shares at March 31 and 1,810,420 shares at June 30	(21,092,000)	(18,432,000)

Total shareholders' equity	45,777,000	43,116,000

	$82,334,000	$73,264,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2001	2000
Cash from operating activities:
Earnings from continuing operations	$5,403,000	$4,468,000
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	1,466,000	1,556,000
Amortization	1,341,000	1,140,000
Provisions for losses on accounts receivable	(57,000)	413,000
Equity loss on investment in TMT joint venture	871,000
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	3,966,000	348,000
Refundable income taxes	(266,000)
Inventories and other current assets	(5,702,000)	(68,000)
Accounts payable and accrued expenses	(2,681,000)	(1,675,000)
Income taxes payable	(727,000)	895,000

Net cash provided by operating activities of continuing operations	3,614,000	7,077,000
Net cash used in discontinued operations	(270,000)	(996,000)

Net cash provided by operating activities	3,344,000	6,081,000

Investing activities:
Cash paid for acquired business (net of cash on books)	(2,950,000)
Purchase of property, plant and equipment	(1,969,000)	(1,130,000)
Investment in TMT joint venture	(615,000)	(361,000)
Patent expenditures	(269,000)
Other		73,000

Net cash used in investing activities	(5,803,000)	(1,418,000)

Financing activities:
Borrowing on revolving line of credit	23,350,000	4,400,000
Payments on revolving line of credit	(14,650,000)	(4,100,000)
Payments on notes payable	(2,162,000)	(435,000)
Payment of semi-annual cash dividend	(2,211,000)	(2,248,000)
Proceeds from exercise of common stock options	1,012,000	560,000
Repurchase of common stock for the treasury	(2,660,000)	(4,304,000)

Net cash provided by(used in)financing activities	2,679,000	(6,127,000)

Increase (decrease) in cash and cash equivalents	220,000	(1,464,000)
Cash and cash equivalents at beginning of period	1,524,000	2,153,000

Cash and cash equivalents at end of period	$1,744,000	$689,000

Note: During the nine months ended March 31, 2001, the Company paid $4,194,000 for income taxes and paid $1,093,000 for interest. During the same period in the prior year, the Company paid $1,844,000 for income taxes and paid $580,000 for interest.

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

    3.  Operating results for the first nine months of fiscal 2001 are not necessarily indicative of the performance for the entire year. The Company's business is historically seasonal with the highest level of sales and earnings in the Company's fourth fiscal quarter.

    4.  The computation of basic and diluted earnings per share, as prescribed by FASB No. 128, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net earnings per share of common stock:
Basic	$.25	$.19	$.74	$.56
Diluted	$.23	$.18	$.69	$.54
Numerator:
Net earnings available to common shareholders-basic and diluted:	$1,850,000	$1,484,000	$5,403,000	$4,468,000

Denominator:
Weighted average shares outstanding-basic:	7,367,245	7,891,580	7,343,640	7,997,553
Effect of dilutive securities:
Stock options	612,502	176,499	545,374	273,397

Weighted average shares outstanding-diluted:	7,979,747	8,068,079	7,889,014	8,270,950

    Options to purchase 60,000 shares of common stock at $21 per share were outstanding during the first nine months of both fiscal 2001 and fiscal 2000 and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or were anti-dilutive.

    5.  During fiscal 2001, the Company revised its approach to reporting information about its business segments. The Company's operations are being classified as two principal reportable segments within the highway and transportation safety industry. The segment financial data presented herein have been restated to present the Company's two reportable segments—the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems, variable message signs and advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions. The products within this segment provide information to prevent collisions from occurring. Substantially all of the Company's sales of its highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows: $6,600,000 and $6,674,000 for the nine months ended March 31, 2001 and 2000, respectively and $2,153,000 and $2,182,000 for the three months ended March 31, 2001 and 2000, respectively. Intercompany sales between segments represented less than one percent of consolidated net sales for each of the nine month and three month periods ended March 31, 2001 and 2000.

    The following table presents financial information about reported segments for the nine month and three month periods ended March 31, 2001 and 2000 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

(Dollar amounts in thousands)	Protect and Direct	Inform	Unallocated Corporate	Total
2001
NINE MONTHS
Net sales from external customers	$53,951	$10,337		$64,288
Operating profit (loss)	12,659	2,173	$(5,136)	9,696
Identifiable assets	50,949	26,419	4,966	82,334
THREE MONTHS
Net sales from external customers	18,652	4,036		22,688
Operating profit (loss)	4,527	652	(1,826)	3,353
2000
NINE MONTHS
Net sales from external customers	48,194	7,390		55,584
Operating profit (loss)	10,503	1,893	(4,592)	7,804
Identifiable assets	45,243	18,894	4,202	68,339
THREE MONTHS
Net sales from external customers	17,270	2,783		20,053
Operating profit (loss)	3,481	680	(1,532)	2,629

    6.  Effective January 1, 2001, the Company acquired all of the outstanding stock of National Signal, Inc. (NSI). The acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated results since the date of acquisition.

    NSI is engaged in the business of designing, manufacturing and distributing variable, electronic message signs, directional displays and warning lights for the transportation industry. NSI is based in La Mirada, California and had revenues in calendar 2000 of approximately $8,000,000. The selling shareholders have become employees of the Company and are assisting in the production, marketing and selling of NSI products. NSI has been included in the Company's Inform segment.

    The Company paid a purchase price of $2,800,000 in cash and $1,500,000 in a three year 5% promissory note, payable in equal annual installments, and incurred acquisition costs of approximately $200,000. In addition, the selling shareholders have an opportunity to earn up to $2,500,000, as additional purchase price consideration, by attaining certain sales and earnings targets over the next three years. The excess of purchase price over the estimated fair value of the assets acquired approximated $4,100,000 and is being amortized over 20 years. Approximately $1,700,000 of NSI's bank debt was assumed and was simultaneously paid off on the date of closing. The Company's source of funds for this acquisition was from its existing bank line of credit.

    The following unaudited pro forma summary presents the consolidated results of operations for each of the nine-month periods ended March 31 as if the acquisition had occurred at the beginning of fiscal 2000:

	2001	2000
	(Unaudited)
Net sales	$68,617,000	$60,115,000
Net earnings	5,406,000	4,448,000
Net earnings per diluted share	.69	.54

    The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred on that date, nor is it indicative of the results that may occur in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

    The Company's sales for the first nine months of fiscal 2001 increased 16% to $64,288,000 from $55,584,000 in the first nine months of fiscal 2000 due to internal sales growth as well as growth from one acquisition the Company completed in January 2001. Internal sales increased 13% primarily due to domestic and international demand for the Company's permanent crash cushion products, truck-mounted attenuator (TMA) products and highway advisory radio systems. Sales of the Protect and Direct segment increased 12% for the current nine-month period to $53,951,000 primarily due to strong unit sales of its Safe-Stop TMA® and its QuadGuard® family of crash cushions. Sales of parts, the Energite® barrel product line, the REACT 350® crash cushion, the Triton Barrier®, and custom-molded products also increased during the first nine months of fiscal 2001. These sales increases were offset in part by a decrease in sales of the Universal Module® barrels and highway delineators. Sales of the Inform segment increased 40% for the current nine-month period to $10,337,000 from $7,390,000 last year. The current sales include internal growth of 17% principally due to strong sales of highway advisory radio systems. National Signal, Inc. (NSI), acquired in January 2001, contributed sales of $1,626,000 for the nine-month period of fiscal 2001, representing the remaining growth.

    The gross profit margin in the first nine months of the current year decreased to 44.0% from 47.1% in the first nine months of fiscal 2000. This was due principally due to a change in sales mix in the Protect and Direct segment from higher margin QuadGuard® sales to greater Safe-Stop TMA® sales as well as lower gross margins at the Company's subsidiary in Australia. Gross margins for the Inform segment declined in part as NSI's gross margins are currently below the Company's historical gross margins and also due in part to sales of lower margin products during the current nine-month period. As a result, for the short term we expect gross margins for the Company to decrease approximately 100 basis points. Over the longer term, we believe that NSI's margins should increase as the Company integrates NSI's variable message sign products into its sensing and highway advisory radio product group to create a higher margin system solution for collecting and displaying information.

    Selling and administrative expenses in the first nine months of the current year increased 2% to $17,647,000 from $17,336,000 in the first nine months last year. This was due principally to the higher level of sales and the January 2001 acquisition of NSI which added $363,000 in selling and administrative expenses compared to the prior year. However, selling and administrative expenses declined as a percentage of sales to 27% of sales for the current nine-month period from 31% of sales for the same period last year. The decline is due to the fixed component of many of the Company's expenses.

    Research and development expenses in the first nine months of the current year decreased 13% to $912,000 compared to $1,044,000 in the first nine months last year. This was due to a considerable amount of testing in the prior year for development of products relating to the Safe-Stop TMA® and for European qualifying tests of certain QuadGuard® crash cushion products. During the first nine months of fiscal 2001, the Company made expenditures for development projects for new applications as well as upgrades and modifications to existing products.

    Operating profit for the current nine months increased 24% to $9,696,000 from $7,804,000 for the nine-month period last year.

    Interest expense in the first nine months of the current year was $1,042,000 compared to $617,000 in the first nine months last year. The increase in interest expense is related to the higher level of average long-term debt outstanding in the first nine months of fiscal 2001 in connection with the acquisition of NSI and the Company's stock repurchase program.

    The Company's effective income tax rate for the first nine months of fiscal 2001 was 38% compared to the same effective income tax rate in the same period last year. The Company believes its effective income tax rate for the current year will be approximately 38%.

    Net earnings increased 21% to $5,403,000, compared with $4,468,000 for the nine-month period last year. Earnings per share for the nine-month period increased 28% to $0.69 per diluted share, compared with $0.54 per diluted share for the same period last year.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER

    The Company's sales for the third quarter of fiscal 2001 increased 13% to $22,688,000 from $20,053,000 in the third quarter of fiscal 2000 due to increased sales of its permanent line of crash cushions and due to the acquisition of NSI at the beginning of the third quarter of fiscal 2001. Sales of the Protect and Direct segment increased 8% for the current quarter to $18,652,000 primarily due to strong unit sales of its QuadGuard® family of crash cushions and also due to parts sales. Sales of the Triton Barrier®, custom-molded products and Universal Module® barrels also increased during the third quarter of fiscal 2001. These sales increases were offset in part by a decrease in sales of the TMA product family, the Energite® barrel product line, REACT® 350 crash cushions and highway delineators. Sales of the Inform segment increased 47% for the current third quarter to $4,036,000 from $2,738,000 for the third quarter last year. National Signal, Inc. (NSI), acquired in January 2001, contributed sales of $1,626,000 for the third quarter of fiscal 2001. Internal sales for this segment declined approximately 13% for the quarter after a strong second quarter sales increase of 46% and against a difficult comparison last year when Inform revenues increased 59% due to several large shipments of remote weather stations.

    The gross profit margin in the third quarter of the current year decreased to 43.3% from 48.6% in the third quarter of the prior year. Gross margins for the Protect and Direct segment declined due to an unfavorable change in sales mix for the current third quarter compared to the third quarter of the prior year. Gross margins for the Inform segment declined in part as NSI's gross margins are below the Company's historical gross margins and also due to a change in sales mix as sales for the third quarter of the prior year included sales of higher margin remote weather stations.

    Selling and administrative expenses in the third quarter of the current year decreased 9% to $6,158,000 from $6,739,000 in the same period last year. Selling and administrative expenses declined as a percentage of sales to 27% of sales for the current third quarter from 34% of sales for the same period last year. The decrease in selling and administrative expenses is due to higher legal and bad debt expenses in the third quarter of the prior year.

    Research and development expenses in the third quarter of the current year decreased 16% to $314,000 compared to $376,000 in the third quarter last year. This was due to a considerable amount of more costly crash testing in the prior year for development of products relating to the Safe-Stop TMA® and for European qualifying tests of certain QuadGuard® crash cushion products.

    Operating profit for the current third quarter increased 28% to $3,353,000 from $2,629,000 for the third quarter last year.

    Interest expense in the third quarter of the current year was $378,000 compared to $225,000 in the third quarter last year. The increase in interest expense is related to the higher level of average long-term debt outstanding in connection with the acquisition of NSI and the Company's stock repurchase program.

    The Company's effective income tax rate for the third quarter of fiscal 2001 was 38% compared to the same effective income tax rate in the same period last year.

    Net earnings increased 25% to $1,850,000, compared with $1,484,000 in its third quarter last year. Earnings per share for the quarter increased 28% to $0.23 per diluted share, compared with $0.18 per diluted share last year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $1,744,000 and access to additional funds of $19,000,000 under its bank arrangements as of March 31, 2001. Operating activities were a source of cash for the Company for the first nine months of fiscal 2001 providing $3,344,000.

    Investing activities used cash of $5,803,000 during the first nine months of fiscal 2001 including $2,950,000 for the purchase of NSI as well as $1,969,000 for the purchase of equipment and $615,000 for the Company's investment in Transportation Management Technologies, L.L.C.

    Financing activities provided cash of $2,679,000 during the first nine months of the current year. The payments of the Company's semi-annual cash dividend used cash of $2,211,000. The Company also borrowed $23,350,000 on its outstanding revolving credit facility, due in part to fund the Company's acquisition of NSI and its share repurchase program. This was offset by cash payments of $14,650,000 on this facility. In addition, the Company used cash of $2,162,000 for the payment of notes payable due in connection with the acquisitions of NSI, Roadway Safety Service, Inc. and Nu-Metrics, Inc. and paid $2,660,000 to purchase its own common stock for the treasury. Offsetting these cash payments, the Company received cash of $1,012,000 from the exercise of common stock options.

    For fiscal 2001, the Company anticipates needing approximately $4,500,000 in cash for capital expenditures including initial amounts in connection with the expansion of the Company's primary manufacturing facility in Pell City, Alabama as well as the implementation of a new Company-wide computer system. The Company expects needing approximately $5,000,000 in cash for capital expenditures during fiscal 2002 principally for the completion of these projects. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

    During May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification for shipping and handling fees and costs and will be effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the effect of the application of EITF Issue No. 00-10 on the presentation of its results of operations and financial position.

    Also, in May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives. The effective date has been delayed until June 30, 2001. The Company anticipates that, due to its limited use of sales incentives, the adoption of EITF No. 00-14 will not have a significant effect on the Company's results of operations or its financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements and is effective in the fourth quarter of fiscal 2001. The Company is currently evaluating the effect of the application of SAB No. 101 on the presentation of its results of operations and financial position.

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

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

    A.  Odin Systems International, Inc. v. Energy Absorption Systems, Inc., No. CV200-082 and CV200-124; Energy Absorption Systems, Inc. v, Odin Systems International, Inc., No. CV201-004, U.S. District Court for the Southern District of Georgia. On March 15, 2001, the Court entered an Order confirming a $2.1 million arbitration award in favor of Energy Absorption Systems, Inc. Odin sought reconsideration of the Order which was denied on April 24, 2001, but the Court stayed enforcement of the arbitration award pending resolution of the litigation pending between the parties (No. CV200-082). Energy Absorption has filed a motion seeking an Order requiring Odin to post a bond as a condition of the stay and a decision is pending. See the Company's Form 10-K for the year ended June 30, 2000, Item 3, for additional information.

    B.  Disc Manufacturing, Inc. v. CD Titles, Inc.; Disc Manufacturing, Inc. v. Palomar Medical Technologies, Inc., Consolidated Action No. 9705328-B, Superior Court of the Commonwealth of Massachusetts. The automatic stay that had been entered by the Court upon the filing of a bankruptcy petition against CD Titles has been lifted upon Motion by Disc Manufacturing, Inc. (n/k/a Energy Absorption Systems, Inc.) and collection efforts for amounts due Disc Manufacturing, Inc. may resume. See the Company's Form 10-K for the year ended June 30, 2000, Item 3, for additional information.

    C.  Branco v. Energy Absorption Systems, Inc., No. MID-L-2798-01, Superior Court of New Jersey. In April 2001, Energy Absorption Systems, Inc. received a notice of a lawsuit filed against it arising from an accident in September 2000. The lawsuit is against multiple parties and alleges product liability and related claims. The Company has tendered the lawsuit to its insurance carrier and anticipates any claims to be covered thereunder.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
10 (a)
Fourth Amendment and Waiver to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes dated as of January 31, 2001 among Quixote Corporation and certain subsidiaries, the Northern Trust Company, LaSalle Bank National Association and American National Bank and Trust Company of Chicago.
(b)	Reports on Form 8-K.
None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
Dated: May 14, 2001	By:	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

QuickLinks

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
PART I—FINANCIAL INFORMATION QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE