Form 10-K
period 2001-06-30
QUIXOTE CORP
filed 2001-09-26
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

For the fiscal year ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to _________

Commission file number 0-7903

Quixote Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2675371 (I.R.S. Employer Identification No.)
ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS (Address of principal executive offices)	60601 (Zip Code)

Registrant's telephone number including area code: (312) 467-6755

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($.01 2/3 Par Value)
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

$189,570,222 as of September 17, 2001

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 which will be filed with the Commission on or about October 3, 2001 is incorporated by reference at Part III.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	3-7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 8.	Financial Statements and Supplementary Data	15-32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
PART III
Item 10.	Directors and Executive Officers of the Registrant	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management	34
Item 13.	Certain Relationships and Related Transactions	34
PART IV
Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	35-38
SIGNATURES		39

PART I
THE COMPANY

    Quixote Corporation was incorporated under the laws of the State of Delaware in 1969 originally as Energy Absorption Systems, Inc. In June, 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. Unless otherwise indicated herein, the terms "Quixote" and the "Company" refer to Quixote Corporation and its subsidiaries.

Item 1. Business

    Quixote Corporation and its subsidiaries develop, manufacture and market energy-absorbing highway crash cushions, sensing devices, variable message signs, highway advisory radios and other highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets.

    As of June 30, 2001, Quixote Corporation and its subsidiaries employed approximately 670 people.

Description of Business

    The Company's operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company's two reportable segments are—the manufacture and sale of products which "Protect and Direct", and the manufacture and sale of products which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The Company's Inform segment provides solutions for improving traffic flow and safety on the roads through providing information. The Company's products are sold primarily by a single sales force and distribution network to customers in the highway construction and safety business or to state departments of transportation.

Protect and Direct Segment

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

    The Company develops, manufactures and markets several lines of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand. The Company also manufactures and sells products that prevent crashes and help control the flow of traffic by directing or guiding. These products that direct consist of a flexible sign and guide post system (delineators) and a glare screen system. The guide posts are extruded from polyethylene and are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented, in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles on roads where the inside lanes are adjacent to a median barrier.

Inform Segment

    To expand the Company's business within the highway and transportation safety industry, the Company has acquired companies that manufacture intelligent transportation systems products which provide information to prevent crashes from occurring, which comprise the Inform segment. Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures and markets highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. The Company acquired Nu-Metrics, Inc., a leading innovator and manufacturer of electronic wireless measuring and sensing devices in December 1998. Since it was founded in 1970, Nu-Metrics has developed innovative products that employ technology to gather and use information to relieve traffic congestion. Effective January 1, 2001, the Company acquired National Signal, Inc. (NSI). NSI is in the business of designing, manufacturing and distributing variable message signs, directional displays and warning lights for the transportation safety industry. Effective August 31, 2001, the Company acquired Surface Systems, Inc. (SSI). SSI is a manufacturer of patented pavement sensing equipment and specialized weather forecasting stations and also provides weather forecasting services. Additional information relating to the acquisition of SSI appears in Note 18 of the Notes to the Consolidated Financial Statements included herein.

    The Company's expanded highway and transportation safety products within the Inform segment include devices which can be used to measure distance and perform repetitive spacing to within one-tenth of an inch per mile and include portable or permanent sensors that record volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic and road surface condition data which can be relayed on a real-time basis for monitoring to a transportation department's base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. The Company is also a leading manufacturer of highway advisory radio (HAR) systems that broadcast traffic information using an AM radio frequency. HAR systems, in conjunction with flashing lights and message signs, advise drivers to tune into a particular AM frequency to communicate messages about traffic, road conditions and weather with reception up to six miles from the unit. The messages may be pre-recorded or updated on a real-time basis through a cellular or touch-tone phone or Local Area Network. The Company's products within the Inform segment also include variable message signs and directional displays which provide advanced warning and directional information to oncoming drivers to assist in diverting and controlling traffic around areas of potential hazard. These LED signs and displays can be electronic, solar or diesel powered.

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

    The Company provides product education, selection and application assistance. The Company, in some cases, performs site preparation and installation of its products, but these services are generally performed by the Company's distributor/contractor network.

    Financial information relating to industry segments appears in Note 16 of the Notes to the Consolidated Financial Statements included herein.

Marketing and Competition

    The Company's products are sold in all 50 U.S. states and internationally. Domestically, regional managers supervise 42 domestic distributors and make direct sales in areas not covered by distributors. Although the federal government provides matching funds for the purchase of highway safety products made by state and local governmental agencies, it is not a direct purchaser of the Company's domestic products. The Company sells its products principally to either distributors, or to contractors on behalf of state and local governments. For certain products, the Company sells using catalogs and inside sales personnel.

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

    The Company experiences competition in specific crash cushion product lines within the Protect and Direct segment, particularly in the sand barrel, QuadGuard®, REACT 350® and TMA lines. The Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN), with TrafFix Devices, Inc. and with other smaller regional companies. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. There are a few companies that manufacture and sell highway advisory radio systems. The Company's traffic counters and sensors compete with many different technologies including inductive loop detectors, microwave and infra red sensors and machine vision (video) that each offer certain advantages.

    Many of the Company's competitors offer similar products to those supplied by the Company, and some are better capitalized than the Company. Such competition may have an adverse effect on the profit margins of certain product lines, and depending on the product mix sold, can adversely affect the Company's financial results. The Company believes that it has competed effectively through its own advanced product development and patent protection, quality and price, and the effectiveness of its strong distribution network. The awarding of large contract orders by state departments of transportation and the timing of those awards also has an effect on the Company's sales and may affect the Company's results in any one particular fiscal period.

Government Policies and Funding

    The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A large portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Legislation called the Transportation Equity Act for the 21st Century (TEA-21) was passed in May of 1998 and provides federal funding of approximately $218 billion over a six-year period, an increase of more than 40% over previous spending levels. This legislation also includes a guaranteed amount of funding for highway safety programs. These federal funds are currently based on gasoline tax revenues. Any change in the availability of such federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on the Company's financial results. The states must set aside 10% of the federal funds received each year under TEA-21 for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. The Company is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

    Internationally, funding and government policies vary by country in regard to highway and transportation safety. In some cases, additional testing of the Company's products may be required in order to obtain certification.

Backlog

    As of June 30, 2001, 2000 and 1999, the Company had a backlog of unfilled orders for highway safety devices of $7,986,000, $10,568,000 and $11,069,000, respectively. The Company can usually fill an order anywhere from two days to 8 weeks of receipt depending on the type of product. The Company's lead-time to fill an order has decreased in recent years due to increased levels of finished goods inventory on-hand.

Research and Development; Patents

    Many of the Company's products have patented features and the Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $1,752,000, $1,614,000, and $1,544,000, for the years 2001, 2000 and 1999, respectively.

    The Company develops new products by working with federal and state highway officials to determine highway transportation safety needs, and then designs products to satisfy those needs. The Company is also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products the Company is also looking to acquire products and technologies which can be sold through its distribution networks to its existing customers.

    The Company owns a number of U.S. and foreign patents covering its major highway safety products. It actively seeks patent and trademark protection for new developments.

Raw Materials

    The principal raw materials used in the production of highway safety devices are steel, aluminum, plastic and plastic resins, and electronic components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. The Company believes that adequate supplies of these materials will continue to be available.

Major Customers

    No single customer of the Company represents a significant portion of total revenues.

Seasonality

    The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the Company's fourth and first fiscal quarters. As a result, the Company's sales and earnings in these quarters are the strongest with weaker quarters occurring in the second and third fiscal quarters.

Foreign and Domestic Operations and Revenues

    The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $9,489,000, $9,820,000 and $6,316,000 in 2001, 2000 and 1999 respectively.

Other

Investment in Transportation Management Technologies, L.L.C. (TMT) Joint Venture

    In October 1998, the Company entered into a joint venture, known as Transportation Management Technologies, L.L.C. (TMT), to market pavement inspection and other high technology products and services to highway departments in the United States. The Company invested $1,740,000 in TMT, of which $764,000 was paid in 1999, $361,000 in 2000 and $615,000 in 2001, for a 19% interest in the joint venture. This investment was being accounted for under the equity method of accounting. Effective April 2001, the Company exchanged its remaining interest in TMT for one of the venture's pavement inspection vehicles, which is currently being leased to TMT.

Discontinued Operations

    In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram Ltd. DMI was one of the largest independent manufacturers of compact discs and CD-Roms in the United States. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain litigation related to DMI. In March 1999, the Company assigned all of its rights in the land and building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram, Ltd.'s exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of $238,000. Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, which was net of an income tax provision of $160,000, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings.

Item 2. Properties

Location	Available Space		Purpose	Owned or Leased
One East Wacker Drive Chicago, Illinois	19,000	sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	160,000	sq. ft.	Manufacture of Protect and Direct highway safety devices	Owned
3617 Cincinnati Avenue Rocklin, California	22,000	sq. ft.	Warehouse and research and development facility for Protect and Direct highway safety devices	Owned
3300 N. Kenmore Street South Bend, Indiana	81,000	sq. ft.	Manufacture of Protect highway safety devices	Owned
739 College Drive South Bend, Indiana	28,000	sq. ft.	Storage facility for Protect highway safety devices	Owned
23785 Cabot Boulevard Hayward, California	2,300	sq. ft.	Sales office for Direct highway safety devices	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000	sq. ft.	Sale and manufacture of highway advisory radio equipment	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000	sq. ft.	Sale and manufacture of traffic sensing and distance measuring devices	Owned
14657 Industry Circle La Mirada, California	46,000	sq. ft.	Sale and manufacture of variable message signs	Leased
200 Corporate Pointe Culver City, California	19,800	sq. ft.	Sublet to a third party	Leased

Note: The Company is currently expanding its manufacturing facility located in Pell City, Alabama to 300,000 square feet. With this expansion, the existing facilities are believed to be adequate to support the Company's current and anticipated requirements. The Company expects that the plant expansion will be completed by the third quarter of fiscal 2002.

Item 3. Legal Proceedings

    A. DISC MANUFACTURING, INC. v. CD TITLES, INC.; DISC MANUFACTURING, INC. v. PALOMAR MEDICAL TECHNOLOGIES, INC., Consolidated Action No. 9705328-B, Superior Court of the Commonwealth of Massachusetts. This is an action brought by Disc Manufacturing, Inc., a former subsidiary of the Company, to recover approximately $680,000 for goods and services sold to CD Titles, of which $400,000 was guaranteed by Palomar Medical Technologies. A counterclaim asserted by CD Titles for conversion of certain inventory valued by CD Titles at $1.3 million has been dismissed. An involuntary petition in bankruptcy was filed against CD Titles in July 1998 by DMI and other creditors under Chapter 7 of the Bankruptcy Code. CD Title's motion to dismiss the involuntary petition was denied and a Chapter 7 trustee was appointed to proceed with the bankruptcy. Upon DMI's motion, the automatic stay imposed by the bankruptcy court was lifted, allowing DMI to proceed with its collection efforts, and DMI consequently settled with Palomar Medical Technologies for $300,000 on its guarantee. DMI's claim for the remaining amount due it will continue through the bankruptcy proceeding.

    B. ODIN SYSTEMS INTERNATIONAL, INC. v. ENERGY ABSORPTION SYSTEMS, INC., No. CV200-082, U.S. District Court for the Southern District of Georgia. The parties to this action, filed in June 2000, entered into an exclusive license agreement in 1997, whereby Energy Absorption Systems, Inc. obtained the rights to an anti-icing system from Odin Systems International. Disputes arose between the parties which were the subject of an arbitration proceeding. In August 2000, the arbitrator awarded Energy $2.1 million, primarily for breach of the license agreement, which has been confirmed by the District Court in Georgia. Odin is currently contesting confirmation of the award and therefore collection is uncertain. In addition, the court has granted Odin's motion to stay enforcement of the award until its lawsuit against Energy is resolved. Energy has appealed this ruling. Odin's complaint asserts claims which were not considered in the arbitration, including defamation, theft of trade secrets, tortious interference with business relations, unfair trade practices, breach of the license agreement and patent infringement. In August 2001, the court granted Energy's motion to dismiss all claims against Energy except the claim for patent infringement. Discovery is proceeding.

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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is quoted on The Nasdaq Stock Market®, under the symbol QUIX. Set forth are the daily high and low sales prices for the Company's common stock for the periods indicated, as reported by Nasdaq.

	Three Months Ended
	9/30	12/31	3/31	6/30
FISCAL 2001:
High	$17.38	$20.06	$24.13	$31.25
Low	12.59	13.78	17.50	20.94
FISCAL 2000:
High	$15.50	$16.13	$15.25	$15.50
Low	12.25	13.50	10.50	11.00

    The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq National Market System section. As of August 28, 2001, there were 1,251 shareholders of record.

Dividend Policy

    During 2001, the Company declared semiannual cash dividends of fifteen cents per share each declaration. During 2000, the Company declared semiannual cash dividends of fourteen cents per share and fifteen cents per share.

Item 6. Selected Financial Data

	For the years ended June 30,
Dollar amounts in thousands, except share data
	2001	2000	1999	1998	1997
Operating Results:
Net sales	$93,554	$83,770	$71,987	$55,988	$45,037
Gross profit	43,938	41,111	33,633	25,543	22,249
Selling and administrative expenses	23,299	24,208	19,606	15,420	14,264
Research and development expenses	1,752	1,614	1,544	1,570	2,209
Other income (expense)	(1,399)	(904)	(665)	199	(2,112)
Earnings from continuing operations	10,843	8,919	7,562	6,147	2,907
Net earnings (loss)	10,843	8,919	7,802	9	(3,831)
Cash dividends per common share	.30	.29	.28	.26	.25
Per Share Data:
Basic EPS:
Earnings from continuing operations	$1.47	$1.13	$.95	$.77	$.36
Net earnings (loss)	$1.47	$1.13	$.98	$.00	$(.48)
Weighted average common and common equivalent shares outstanding	7,377,443	7,868,554	7,986,094	7,943,653	7,966,700
Diluted EPS:
Earnings from continuing operations	$1.35	$1.10	$.92	$.76	$.36
Net earnings (loss)	$1.35	$1.10	$.95	$.00	$(.48)
Weighted average common and common equivalent shares outstanding	8,049,513	8,124,623	8,227,775	8,088,354	8,008,893
Financial Position:
Total assets	$88,029	$73,264	$71,774	$59,065	$55,220
Working capital	31,036	22,127	18,579	15,146	20,639
Property, plant and equipment, net	17,343	15,001	15,599	13,482	12,903
Long-term debt, net	21,526	15,596	11,901	7,677	-
Shareholders' equity	50,606	43,116	45,982	38,886	41,655
Book value per common share	6.73	5.84	5.70	4.94	5.24

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

2001 Compared to 2000

    The Company's sales increased 12% to $93,554,000 in 2001 from $83,770,000 in 2000 due to internal sales growth as well as growth from one acquisition the Company completed during the year. Internal sales increased 7% primarily due to demand for the Company's line of permanent crash cushion products and highway advisory radio systems. International sales declined 3% to $9,489,000 in 2001 against a difficult comparison of $9,820,000 in 2000 when international sales increased 56% over 1999. Sales for the Protect and Direct segment increased 6% for the year to $78,499,000 due to strong sales of the QuadGuard® family of crash cushion products, the REACT 350® crash cushion and part sales. These increases in sales were offset somewhat by declining sales of truck-mounted attenuator (TMA) products, sand-filled barrels, highway delineators and the Triton Barrier®. Sales for the Inform segment increased 50% in 2001 to $15,055,000 from $10,013,000 last year. National Signal, Inc. (NSI), acquired in January 2001, contributed $3,670,000 for the six months as part of the Company. Sales of highway advisory radio systems increased 81% in 2001 due to increased demand resulting in several large shipments during the year. These increases in sales for the Inform segment were offset somewhat by decreased sales of advanced sensing products.

    The gross profit margin for 2001 decreased to 47.0% from 49.1% in 2000. The gross profit margin for 2001 for the Protect and Direct segment remained consistent with 2000 as changes in product sales mix during 2001 had a minimal impact on the gross margin. The gross profit margin for the Inform segment declined in part as NSI's gross profit margin is currently below the Company's historical Inform segment gross margin and also due in part to decreased sales of higher margin large system contract work in 2001. Over the next few years, we believe that NSI's gross profit margin should increase as the Company integrates NSI's variable message sign products into its sensing and highway advisory radio product group to create a higher margin system solution for collecting and displaying information.

    Selling and administrative expenses for 2001 decreased 4% to $23,299,000 from $24,208,000 in 2000. Selling and administrative expenses declined as a percentage of sales to 25% of sales for 2001 from 29% of sales for 2000. The decline in the percentage of sales is due to the fixed component of many of the Company's expenses. The level of selling and administrative expenses in dollars decreased for 2001 compared to 2000 due principally to decreased legal, bad debt and sales commission expenses in 2001. The acquisition of NSI added $897,000 of selling and administrative expenses for the six months that NSI was a part of the Company. In addition, the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. (TMT), was $870,000 in 2001 compared to $316,000 in 2000.

    Research and development expenses for 2001 increased 9% to $1,752,000 from $1,614,000 in 2000. During 2001, the Company made expenditures for the development and testing related to new crash cushion technology, additional sensing technology for the recently developed FreezeFree™ system and software projects. The Company made other expenditures for development projects for new applications as well as upgrades and modifications for existing products.

    Operating profit increased 24% to $18,887,000 for 2001 from $15,289,000 in 2000.

    Interest income in 2001 was $68,000 as compared to $31,000 in 2000. Interest income increased as a result of an increase in the Company's invested cash balance. Interest expense increased to $1,479,000 in 2001 from $932,000 in 2000. The increase in interest expense is related to the higher level of average long-term debt outstanding during 2001 in connection with the acquisition of NSI and the Company's stock repurchase program, offset partially by the effect of a decline in interest rates during the year.

    The Company's effective income tax rate for 2001 was 38%, the same effective income tax rate for 2000. The Company believes its effective income tax rate for fiscal year 2002 will decrease to approximately 36% due to the Company's effective use of certain tax planning strategies.

    Net earnings increased 22% to $10,843,000, or $1.35 per diluted share, from $8,919,000, or $1.10 per diluted share, in 2000.

2000 Compared to 1999

    The Company's sales increased 16% to $83,770,000 in 2000 from $71,987,000 in 1999 due to solid internal sales growth as well as growth from one acquisition the Company completed during 1999. Internal sales increased 13% primarily due to domestic and international demand for the Company's lines of permanent crash cushions and TMA products. International sales increased 56% to $9,820,000 in 2000 from $6,316,000 in 1999 and comprised 12% of total sales. Sales for the Protect and Direct segment increased 12% for the year to $73,757,000 particularly due to strong unit sales of the newly introduced Safe-Stop TMA®, the REACT 350® crash cushion and the QuadGuard® family of crash cushion products. Sales of the Energite® barrel product line, parts, highway delineators and the Triton Barrier® also increased during 2000. These increases in sales were offset somewhat by declining sales of the Universal Module® barrels and custom-molded products during the year. Sales for the Inform segment increased 63% to $10,013,000 for 2000 from $6,150,000 for 1999. Nu-Metrics, Inc., acquired in December 1998, contributed $7,477,000 in sales of its advanced sensing products for 2000 as compared to $3,677,000 in sales for the seven months as part of the Company in 1999. Sales of highway advisory radio systems were $2,536,000 in 2000, an increase of 3% from $2,473,000 in 1999.

    The gross profit margin for 2000 increased to 49.1% from 46.7% in 1999. This was due primarily to increased sales of higher margin advanced sensing products and the QuadGuard® family of crash cushion products. Volume efficiencies associated with the increased level of sales and sales price increases also contributed to the increase in the gross profit margin for 2000. Somewhat offsetting the overall increase in gross margin was a change in sales mix in the Protect and Direct segment due to increased sales of the lower margin Safe-Stop TMA® and the REACT 350® crash cushion.

    Selling and administrative expenses for 2000 increased 23% to $24,208,000 from $19,606,000 in 1999. Selling and administrative expenses increased as a percentage of sales to 29% of sales for 2000 from 27% for 1999. Selling and administrative expenses for 2000 increased due to increased sales and marketing expenses related to international sales efforts, increased acquisition and development efforts as well as increased health insurance and employee benefit expenses. Selling and administrative expenses also increased in dollars due principally to the higher level of sales and the December 1998 acquisition of Nu-Metrics, Inc., which added $1,152,000 in selling and administrative expenses compared to 1999. Also contributing to the increase was the increase in the equity loss on the investment in TMT to $316,000 in 2000 compared to $54,000 in 1999.

    Research and development expenses for 2000 increased 5% to $1,614,000 from $1,544,000 in 1999. During 2000, the Company made expenditures for the development of products related to the Safe-Stop TMA®, for European qualifying tests of certain QuadGuard® crash cushion products as well as for the development of three new products. These new products are the FreezeFree™ system, a manual or computer-controlled anti-icing system; the Impact Monitoring System, which combines advanced sensing devices and wireless technology with our crash cushion products; and a new broadband wireless in-ground sensor for non-U.S. applications. The Company continued with its development and testing of a reflective pavement marker for warm weather climates and a snowplowable pavement marker as well as other developmental projects.

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

Liquidity and Capital Resources

    The Company had cash and cash equivalents of $4,118,000 and access to additional funds of $22,000,000 under its bank arrangements as of June 30, 2001. Operating activities were a source of cash for the Company for fiscal 2001 providing $10,826,000.

    Investing activities used cash of $7,523,000 during fiscal 2001 including $2,950,000 for the acquisition of NSI. Capital expenditures in 2001 were $3,689,000 including amounts in connection with the first phase of the expansion of the Company's primary manufacturing facility in Pell City, Alabama as well as for the upgrade of the Company's information technology systems. The Company also made an additional investment of $615,000 in TMT.

    Financing activities used cash of $577,000 during 2001. The payment of the Company's semi-annual cash dividend used cash of $2,211,000. The Company also borrowed $27,050,000 on its revolving credit facility due in part to fund the Company's acquisition of NSI and its share repurchase program. The Company's borrowings were partially offset by payments on its revolving credit facility of $21,350,000. In addition, the Company used cash of $2,313,000 for the payment of notes payable due in connection with the acquisitions of NSI, Roadway Safety Service, Inc. and Nu-Metrics, Inc. and paid $2,660,000 to purchase approximately 158,000 shares of its own common stock for the treasury. Offsetting these cash payments, the Company received cash of $1,913,000 for the exercise of common stock options.

    For fiscal 2002, the Company anticipates needing approximately $7,000,000 in cash for capital expenditures, which includes $4,000,000 in connection with the expansion of the Company's primary manufacturing facility in Pell City, Alabama to 300,000 square feet and $1,000,000 to upgrade the Company's information technology systems. The Company may need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

Recently Issued Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. FAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. Early application of FAS No. 142 is permitted for fiscal years beginning after March 15, 2001. The Company is considering early adoption of FAS No. 142 and is currently evaluating the impact of adoption on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which addresses selected revenue recognition issues. The effect of SAB No. 101 was not material to the Company's results of operations for any period.

Item 7.A. Quantitative and Qualitative Disclosures about Market Risk

    The Company's primary market risk is the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are principally priced at variable LIBOR-based rates and prime-based interest rates and are denominated in U.S. dollars. In order to minimize the long-term costs of borrowing, the Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into variable rate or fixed rate agreements. The Company does not have any derivative instruments associated with interest rates and is not a party to any transactions involving leveraged derivatives. As described in Note 7 to the Consolidated Financial Statements, the amount of long-term debt outstanding as of June 30, 2001 and 2000 was $21,526,000 and $15,596,000, respectively. A hypothetical 1% immediate increase in interest rates would adversely affect the Company's 2001 and 2000 net earnings and cash flows by approximately $100,000 and $50,000, respectively.

    The majority of the Company's business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of the Company's operations. Although the Company continues to evaluate the use of derivative financial instruments to manage foreign currency exchange rate changes, the Company did not hold derivatives for trading purposes during 2001 or 2000. Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. However, there were no foreign currency transaction gains or losses during 2001 or 2000 and the Company does not believe it is currently exposed to any material risk of loss from currency exchange fluctuations.

Forward Looking Statements

    Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; continued funding from federal highway legislation; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the possible impairment of intangible assets; and competitive and general economic conditions.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the board of directors and shareholders of Quixote Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 3, 2001, except as to information presented in Note 18, for which the date is August 31, 2001

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
Dollar amounts in thousands, except share data
	2001	2000	1999
Net sales	$93,554	$83,770	$71,987
Cost of sales	49,616	42,659	38,354

Gross profit	43,938	41,111	33,633

Operating expenses:
Selling and administrative	23,299	24,208	19,606
Research and development	1,752	1,614	1,544

	25,051	25,822	21,150

Operating profit	18,887	15,289	12,483
Other income (expense):
Interest income	68	31	91
Interest expense	(1,479)	(932)	(1,029)
Other	12	(3)	273

	(1,399)	(904)	(665)

Earnings from continuing operations before provision for income taxes	17,488	14,385	11,818
Provision for income taxes	6,645	5,466	4,256

Earnings from continuing operations	10,843	8,919	7,562
Discontinued operations:
Gain on disposal, net of income taxes			240

Net earnings	$10,843	$8,919	$7,802

Basic earnings per share:
Earnings from continuing operations	$1.47	$1.13	$.95

Net earnings	$1.47	$1.13	$.98

Weighted average common and common equivalent shares outstanding	7,377,443	7,868,554	7,986,094

Diluted earnings per share:
Earnings from continuing operations	$1.35	$1.10	$.92

Net earnings	$1.35	$1.10	$.95

Weighted average common and common equivalent shares outstanding	8,049,513	8,124,623	8,227,775

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
Dollar amounts in thousands, except share data
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$4,118	$1,524
Accounts receivable, net of allowance for doubtful accounts of $777 in 2001 and $955 in 2000	21,207	20,210
Inventories, net	16,871	10,072
Deferred income tax assets	2,099	2,254
Other current assets	283	259

Total current assets	44,578	34,319
Property, plant and equipment at cost:
Land	1,444	1,369
Buildings and improvements	11,119	10,972
Machinery and equipment	13,025	11,173
Furniture and fixtures	4,021	3,653
Leasehold improvements	693	635
Construction in progress	1,791	128

	32,093	27,930
Less: accumulated depreciation	(14,750)	(12,929)

	17,343	15,001
Intangible assets, net	25,342	22,626
Other assets	766	1,318

	$88,029	$73,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,179	$630
Accounts payable	3,622	2,613
Dividends payable	1,123	1,117
Income taxes payable	1,869	727
Accrued expenses:
Payroll and commissions	3,017	3,267
Other	1,803	2,640
Liabilities of discontinued operations	929	1,198

Total current liabilities	13,542	12,192
Long-term debt, net of current portion	21,526	15,596
Deferred income tax liabilities	1,874	1,799
Liabilities of discontinued operations	481	561
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 9,485,585 shares—2001 and issued 9,199,194 shares—2000	158	153
Capital in excess of par value of stock	35,738	33,830
Retained earnings	36,192	27,565
Currency translation adjustment	(390)
Treasury stock, at cost, 1,967,963 shares—2001 and 1,810,420 shares—2000	(21,092)	(18,432)

Total stockholders' equity	50,606	43,116

	$88,029	$73,264

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the three years ended June 30, 2001
	Common Stock		Capital in Excess of Par Value of Stock			Treasury Stock
Dollar amounts in thousands, except share data				Currency Translation Adjustment	Retained Earnings
	Shares	Dollars				Shares	Dollars
BALANCES, JUNE 30, 1998	8,908,940	$148	$31,396		$15,324	1,032,420	$(7,982)
Exercise of options and grant of awards	184,432	3	1,400
Net earnings—1999					7,802
Declaration of semi-annual cash dividends ($.14 per share)					(2,242)
Issuance of shares pursuant to the stock retirement plan	10,794		133

BALANCES, JUNE 30, 1999	9,104,166	151	32,929		20,884	1,032,420	(7,982)
Exercise of options	84,234	2	744
Net earnings—2000					8,919
Declaration of semi-annual cash dividends ($.14 and $.15 per share)					(2,238)
Issuance of shares pursuant to the stock retirement plan	10,794		157
Purchase of shares at $12.00 to $15.50 per share						778,000	(10,450)

BALANCES, JUNE 30, 2000	9,199,194	153	33,830		27,565	1,810,420	(18,432)
Exercise of options	275,597	5	1,614
Net earnings—2001					10,843
Currency translation adjustment				$(390)
Declaration of semi-annual cash dividends ($.15 per share)					(2,216)
Issuance of shares pursuant to the stock retirement plan	10,794		294
Purchase of shares at $14.58 to $18.25 per share						157,543	(2,660)

BALANCES, JUNE 30, 2001	9,485,585	$158	$35,738	$(390)	$36,192	1,967,963	$(21,092)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
Dollar amounts in thousands
	2001	2000	1999
OPERATING ACTIVITIES:
Earnings from continuing operations	$10,843	$8,919	$7,562
Discontinued operations:
Gain on disposal, net of income taxes			240

Net earnings	10,843	8,919	7,802
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Discontinued operations			(240)
Depreciation	2,081	1,966	1,773
Amortization	1,835	1,868	1,652
Deferred income taxes	(30)	521	89
Provisions for losses on accounts receivable	(100)	530	(70)
Loss on investment in TMT joint venture	870	316	54
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,262	(3,662)	(2,375)
Inventories	(5,876)	(1,565)	(1,909)
Refundable income taxes			1,132
Other current assets	(20)	279	(188)
Accounts payable and accrued expenses	(832)	(656)	1,202
Income taxes payable	1,142	36	691

Net cash provided by operating activities of continuing operations	11,175	8,552	9,613
Net cash provided by (used in) discontinued operations	(349)	(149)	3,384

Net cash provided by operating activities	10,826	8,403	12,997

INVESTING ACTIVITIES:
Cash paid for acquired businesses	(2,950)		(13,701)
Capital expenditures	(3,689)	(1,368)	(2,335)
Investment in TMT joint venture	(615)	(361)	(764)
Patent expenditures	(269)
Other		(116)	(47)

Net cash used in investing activities	(7,523)	(1,845)	(16,847)

FINANCING ACTIVITIES:
Payments on notes payable	(2,313)	(697)	(1,032)
Payments on revolving credit agreement	(21,350)	(7,300)	(20,000)
Proceeds from revolving credit agreement	27,050	11,600	24,500
Change in bank overdrafts	(1,006)	1,006
Payment of semi-annual cash dividend	(2,211)	(2,249)	(2,135)
Proceeds from exercise of common stock options	1,913	903	743
Repurchase of common stock for the treasury	(2,660)	(10,450)

Net cash provided by (used in) financing activities	(577)	(7,187)	2,076

Effect of exchange rate changes on cash	(132)

Net change in cash and cash equivalents	2,594	(629)	(1,774)
Cash and cash equivalents at beginning of year	1,524	2,153	3,927

Cash and cash equivalents at end of year	$4,118	$1,524	$2,153

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

    Quixote Corporation and its subsidiaries (the Company) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions, sensing devices, variable message signs, highway advisory radios and other highway and transportation safety products to protect, direct and inform motorists and highway workers.

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

EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercise of all stock options that are profitable to the recipients. Under this assumption, the weighted average number of shares is increased accordingly.

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

PROPERTY, PLANT AND EQUIPMENT

    The Company capitalizes expenditures for major renewals and betterments and charges current earnings with the cost of maintenance and repairs. Provisions for depreciation have been computed on the straight-line method based on the expected useful lives of the assets as indicated below:

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 12 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	5 to 10 years

    The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of retirement or other disposition with the gain or loss credited or charged to earnings.

COMPUTER SOFTWARE

    The Company capitalizes certain costs incurred in connection with developing, obtaining or implementing internal use computer software. During 2001, approximately $1,191,000 of computer software was capitalized.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. FAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. Early application of FAS No. 142 is permitted for fiscal years beginning after March 15, 2001. The Company is considering early adoption of FAS No. 142 and is currently evaluating the impact of adoption on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which addresses selected revenue recognition issues. The effect of implementing SAB No. 101 was not material to the Company's results of operations for any period.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentations.

REVENUE RECOGNITION

    Substantially all revenues are recognized when either title and risk of loss of products have been transferred to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts.

STOCK-BASED COMPENSATION

    The Company follows the provisions of FAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

    As allowed by FAS No. 123, the Company applies the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements, and discloses the pro forma net earnings and earnings per share information in its footnotes as if the fair value method had been applied.

    The Company recognizes compensation cost for stock-based compensation arrangements equal to the difference between the quoted market price of the stock at the date of grant and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of the Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

3.  ACQUISITIONS

    Effective January 1, 2001, the Company acquired all of the outstanding stock of National Signal, Inc. (NSI). The acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated results since the date of acquisition. NSI is engaged in designing, manufacturing and distributing variable message signs, directional displays and warning lights for the transportation industry. NSI is based in La Mirada, California and had revenues in calendar 2000 of approximately $8,000,000. The selling shareholders have become employees of the Company and are assisting in the production, marketing and selling of NSI products. NSI has been included in the Company's Inform segment.

    The Company paid a purchase price of $2,800,000 in cash and $1,500,000 in a three-year, 5% promissory note, payable in equal annual installments, and incurred acquisition costs of approximately $150,000. In addition, the selling shareholders have an opportunity to earn up to $2,500,000, as additional purchase price consideration, by attaining certain sales and earnings targets over the next three calendar years. The excess of purchase price over the estimated fair value of the assets acquired approximated $4,100,000 and is being amortized over 20 years. Approximately $1,700,000 of NSI's bank debt was assumed and was simultaneously paid off on date of closing. The Company's source of funds for this acquisition was its existing bank line of credit.

    The following unaudited pro forma summary presents the consolidated results of operations for each of the years ended June 30 as if the acquisition had occurred at the beginning of fiscal 2000:

Dollar amounts in thousands	(Unaudited)
	2001	2000
Net sales	$97,883	$90,314
Net earnings	10,845	9,014
Net earnings per diluted share	1.35	1.11

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

    In October 1998, the Company entered into a joint venture, known as Transportation Management Technologies, L.L.C. (TMT), to market pavement inspection and other high technology products and services to highway departments in the United States. The Company invested $1,740,000 in TMT, of which $764,000 was paid in 1999, $361,000 in 2000 and $615,000 in 2001, for a 19% interest in the joint venture. This investment was being accounted for under the equity method of accounting. Effective April 2001, the Company exchanged its remaining interest in TMT for one of the venture's pavement inspection vehicles, which is currently being leased to TMT.

4.  DISPOSITIONS AND DISCONTINUED OPERATIONS

    In March 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. (DMI) to Cinram Ltd. DMI was one of the largest independent manufacturers of compact discs and CD-Roms in the United States. The transaction excluded DMI's Huntsville, Alabama land and building as well as certain litigation related to DMI. In March 1999, the Company assigned all of its rights in the land and building located in Huntsville, Alabama to Cinram, Ltd. upon Cinram, Ltd.'s exercise of its option to purchase for the pre-agreed purchase price of $6,947,000, less certain adjustments of approximately $238,000. Also in March 1999, the Company recorded a gain of $240,000, or $.03 per diluted share, which was net of an income tax provision of $160,000, due to the reversal of certain accruals resulting from the favorable outcome of some legal proceedings.

    The following assets and (liabilities) relate to discontinued operations at June 30:

Dollar amounts in thousands	2001	2000
Deferred income tax assets	$968	$1,123
Accrued legal	(313)	(401)
Lease obligations	(1,201)	(1,313)
Other accruals	(864)	(1,168)

Net liabilities of discontinued operations	$(1,410)	$(1,759)

    These assets and liabilities are valued based upon management's estimates, utilizing currently available information as of the balance sheet date. It is reasonably possible, however, that these estimates could change materially.

5.  INVENTORIES

    Inventories consist of the following at June 30:

Dollar amounts in thousands	2001	2000
Finished goods	$11,362	$5,736
Work-in-process	2,230	1,868
Raw materials	3,279	2,468

	$16,871	$10,072

6.  INTANGIBLE ASSETS

    Intangible assets consist of the following at June 30:

Dollar amounts in thousands	2001	2000
Goodwill	$30,322	$26,138
Patents and other intangibles	1,462	1,193
Accumulated amortization	(6,442)	(4,705)

	$25,342	$22,626

7.  LONG-TERM DEBT

    Long-term debt consists of the following at June 30:

Dollar amounts in thousands	2001	2000
Revolving credit note due October 31, 2003, interest at variable rates	$18,000	$12,300
Notes payable, net of discounts of $834—2001 and $1,019—2000	4,241	3,416
Other	464	510

Total long-term debt	22,705	16,226
Less current portion	1,179	630

Long-term debt, net	$21,526	$15,596

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

    The notes payable were entered into in connection with the acquisitions of Roadway Safety Service, Inc. (Roadway) and NSI and are payable to several former owners and employees. The Roadway notes are payable quarterly over a five or ten year period through 2007 with interest imputed at 8.5%. The NSI note is a three-year, 5% promissory note, payable in equal annual installments.

    The aggregate amount of maturities of long-term debt for the four years subsequent to 2002 assuming renewal of the revolving credit note is as follows: $926,000 in 2003, $851,000 in 2004, $435,000 in 2005 and $471,000 in 2006.

8.  STOCK OPTIONS AND STOCK TRANSACTIONS

    The Company has stock option plans for directors and employees, providing for grants of options as may be determined by the Compensation Committee of the Board of Directors. Options under the Long-Term Stock Ownership Incentive Plan (Incentive Plan) and the Director Stock Option Plan (Director Plan) are to be granted at no less than 100% of the current market price at the date of the grant. Options vest equally over not less than a two-year period and have a term of five years under the Incentive Plan and ten years under the Director Plan. No charges are made to earnings in connection with the option plans.

    Information with respect to stock option activity under the Company's plans is as follows:

	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price
June 30, 1998	987,295	$5.38 to $21.00	$9.88
Granted	270,000	12.19 to 12.27	12.20
Exercised	(207,351)	5.38 to 10.50	7.65
Cancelled or expired	(29,666)	8.00 to 8.95	8.36

June 30, 1999	1,020,278	6.88 to 21.00	10.99

Granted	475,000	13.32 to 14.91	13.47
Exercised	(116,733)	8.00 to 12.63	9.32
Cancelled or expired	(12,333)	12.15 to 12.19	12.18

June 30, 2000	1,366,212	6.88 to 21.00	11.98

Granted	390,700	13.75 to 16.00	15.10
Exercised	(364,905)	6.88 to 21.00	10.54
Cancelled or expired	(12,633)	12.15 to 16.00	14.48

June 30, 2001	1,379,374	6.88 to 21.00	13.23

    Options outstanding at June 30, 2001 are exercisable as follows: 597,827 currently, 370,303 in 2002, 283,117 in 2003 and 128,127 thereafter. The weighted average fair value of options granted during 2001, 2000 and 1999 was $5.13, $4.80 and $4.62, respectively. As of June 30, 2001, the Company has 1,655,895 common shares reserved for its option and award plans.

    The following is the composition of the June 30, 2001 stock option balance:

	Outstanding			Currently Exercisable
Options having a per share exercise price of:	Weighted average remaining life	Weighted average exercise price per share	Number of shares	Weighted average remaining life	Weighted average exercise price per share	Number of shares
$6.88 to $9.00	3.46 years	$8.37	190,278	3.46 years	$8.37	190,278
$10.00 to $14.91	4.48 years	13.12	909,896	3.59 years	12.76	357,549
$16.00 to $21.00	4.70 years	16.90	279,200	3.15 years	21.00	50,000

$6.88 to $21.00	4.38 years	13.23	1,379,374	3.51 years	12.05	597,827

    Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 2001, 2000 and 1999 consistent with the provisions of FAS No. 123, the

Company's net earnings and net earnings per diluted share would have been changed to the pro forma amounts indicated below:

Dollar amounts in thousands, except per share data	2001	2000	1999
Net earnings	$9,766	$8,202	$7,048
Net earnings per diluted share	1.21	1.01	.86

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Risk free interest rate	5.8%-6.1%	5.9%-6.6%	4.8%-5.1%
Expected dividend yield	1.94%	2.08%	2.51%
Weighted average expected volatility	37%	38%	47%
Weighted average expected life	4.9 years	5.2 years	5.1 years

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

10.  RETIREMENT PLANS

    The Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Plan resulted in a charge to earnings of $533,000 in 2001, $284,000 in 2000 and $306,000 in 1999.

    The Company has an incentive savings plan covering substantially all employees of the Company. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue

Code Section 401(k). The Company makes a matching contribution based upon a percentage of the participants' contributions, which is invested directly in the common stock of the Company. Additional discretionary company contributions may be made at the option of the Company's Board of Directors. The expense for the plan was $613,000 in 2001, $500,000 in 2000 and $376,000 in 1999.

11.  INCOME TAXES

    The income tax provision for continuing and discontinued operations consist of the following:

Dollar amounts in thousands	2001	2000	1999
Current:
Federal and international	$6,339	$3,834	$1,674
State	183	631	389

	6,522	4,465	2,063

Deferred:
Federal and international	(38)	1,094	1,403
State	161	(93)	790

	123	1,001	2,193

Income tax provision for continuing operations	6,645	5,466	4,256
Income tax provision for discontinued operations			160

Total income tax provision	$6,645	$5,466	$4,416

    The components of the net deferred tax asset (liability) are as follows:

Dollar amounts in thousands	2001	2000
Deferred tax assets:
Accounts receivable allowance	$296	$382
Inventory valuation	530	418
Compensated absences and medical claims	120	112
Tax over book basis in affiliates	1,029	951
Other liabilities and reserves	1,044	1,121
Net operating loss carryforwards	255	459
Various tax credit carryforwards		12
Provisions for discontinued operations	968	1,123
Valuation allowance	(748)	(1,053)

	3,494	3,525
Deferred tax liabilities:
Book over tax basis of fixed assets	(1,874)	(1,798)

Net deferred tax asset	$1,620	$1,727

    The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, net operating loss (NOL) carryforwards, and capital loss carryforwards. The decrease in the valuation allowance is due principally to the utilization of capital loss carryforwards. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

    At June 30, 2001, certain subsidiaries of the Company have approximately $6,705,000 of state net operating loss carryforwards for tax purposes. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2020.

    The net deferred tax asset (liability) consists of the following at June 30:

Dollar amounts in thousands	2001	2000
Continuing operations:
Current deferred tax asset	$2,099	$2,254
Noncurrent deferred tax asset	427	149
Noncurrent deferred tax liability	(1,874)	(1,799)

Total	652	604

Discontinued operations:
Current deferred tax asset	494	578
Noncurrent deferred tax asset	474	545

Total	968	1,123

Total net deferred tax asset	$1,620	$1,727

    The income tax provision differed from the taxes calculated at the statutory federal tax rate as follows:

Dollar amounts in thousands	2001	2000	1999
Taxes at statutory rate	$6,073	$4,914	$4,036
State income taxes	224	354	778
Utilization of NOL carryforwards			(1,260)
Other	348	198	702

Income tax provision for continuing operations:	$6,645	$5,466	$4,256

12.  COMPREHENSIVE INCOME

    In 1999, the Company adopted FAS No. 130, Reporting Comprehensive Income. FAS No. 130 established new rules for the reporting and display of comprehensive income and its components. FAS No. 130 requires other comprehensive income to include such items as foreign currency translation adjustments. The adoption of this statement had no impact on the Company's results of operations, cash flows or shareholders' equity. Prior to fiscal 2001, the Company had no comprehensive income items.

    Comprehensive income consists of the following:

Dollar amounts in thousands	2001
Net earnings	$10,843
Currency translation adjustment	(390)

Comprehensive income	$10,453

13.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

Dollar amounts in thousands, except per share data	2001	2000	1999
Numerator:
Net earnings available to common shareholders	$10,843	$8,919	$7,802

Denominator:
Weighted average shares outstanding—basic	7,377,443	7,868,554	7,986,094
Effect of dilutive securities—common stock options	672,070	256,069	241,681

Weighted average shares outstanding—diluted	8,049,513	8,124,623	8,227,775

Net earnings per share of common stock:
Basic	$1.47	$1.13	$.98

Diluted	$1.35	$1.10	$.95

    There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

	2001	2000	1999
Average exercise price per share	$21.00	$19.21	$16.55
Number of shares	50,000	85,000	135,000

14.  COMMITMENTS AND CONTINGENT LIABILITIES

    Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations, was $829,000 in 2001, $531,000 in 2000 and $528,000 in 1999. These operating leases include options for renewal. Annual minimum future rentals for lease commitments related to continuing operations are approximately $939,000 in 2002, $653,000 in 2003, $386,000 in 2004, $26,000 in 2005 and $0 in 2006, for an aggregate of $2,004,000 through 2006.

    The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

    The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5, Accounting for Contingencies. In the opinion of management, based on the advice of legal counsel, any liability resulting from legal actions should not have a material effect on the Company's results of operations or financial position.

15.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

    Cash paid for interest was $1,478,000 in 2001, $929,000 in 2000 and $974,000 in 1999. Cash paid for income taxes was $5,363,000 in 2001, $4,250,000 in 2000 and $143,000 in 1999. The Company declared dividends that were payable at year end of $1,123,000 in 2001, $1,117,000 in 2000 and $1,128,000 in 1999. Effective April 2001, the Company exchanged its $500,000 interest in TMT for one of TMT's pavement inspection vehicles. In connection with the purchase of NSI in January 2001, approximately $1,700,000 of NSI's bank debt was assumed and was simultaneously paid off on the date of closing. In addition, the purchase price of NSI included $1,500,000 in a three-year, 5% promissory note. In connection with the purchase of Nu-Metrics, Inc. in 1999, the Company assumed long-term debt of $981,000.

16.  INDUSTRY SEGMENT INFORMATION

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

    The Company's operations are comprised of two principal reportable segments within the highway and transportation safety industry. The segment financial data for prior years has been restated to conform with the 2001 presentation of the Company's two reportable segments—the manufacture and sale of products which Protect and Direct, and the manufacture and sale of products which Inform that are often referred to as Intelligent Transportation Safety (ITS) products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, barrels and barriers as well as highway delineators. The products within this segment either absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems, variable message signs and advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions. The products within this segment provide information to prevent collisions from occurring. Substantially all of the Company's sales of its products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows: $9,489,000 in 2001, $9,820,000 in 2000 and $6,316,000 in 1999. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2001, 2000 and 1999.

    The Company's reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Corporate assets consist primarily of cash and cash equivalents, depreciable assets and income tax assets. Accounting policies for the segments are the same as those for the Company.

    The following table presents financial information about reported segments as of and for the years ended June 30, 2001, 2000 and 1999 comprising the totals reported in the consolidated financial statements.

(Dollar amounts in thousands)	2001	2000	1999
Revenues:
Protect and Direct	$78,499	$73,757	$65,837
Inform	15,055	10,013	6,150

Total	$93,554	$83,770	$71,987

Depreciation and amortization:
Protect and Direct	$2,831	$2,867	$2,845
Inform	1,030	927	535
Unallocated corporate	55	40	45

Total	$3,916	$3,834	$3,425

Operating profit:
Protect and Direct	$22,842	$19,407	$16,527
Inform	2,491	2,377	1,281
Unallocated corporate	(6,446)	(6,495)	(5,325)

Total	$18,887	$15,289	$12,483

Identifiable assets:
Protect and Direct	$54,818	$49,907	$46,552
Inform	26,061	18,521	19,554
Unallocated corporate	7,150	4,836	5,668

Total	$88,029	$73,264	$71,774

Capital expenditures:
Protect and Direct	$3,488	$1,237	$2,186
Inform	196	112	145
Unallocated corporate	5	19	4

Total	$3,689	$1,368	$2,335

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized unaudited quarterly financial data for years 2001 and 2000 follows:

	Three months ended
Dollar amounts in thousands, except per share data 2001
	9/30	12/31	3/31	6/30
Net sales	$21,321	$20,279	$22,688	$29,266
Gross profit	10,065	8,365	9,825	15,683
Net earnings	2,234	1,319	1,850	5,440
Basic earnings per share	.30	.18	.25	.73
Diluted earnings per share	.29	.17	.23	.66
	Three months ended
Dollar amounts in thousands, except per share data 2000
	9/30	12/31	3/31	6/30
Net sales	$19,303	$16,228	$20,053	$28,186
Gross profit	9,273	7,167	9,744	14,927
Net earnings	1,912	1,072	1,484	4,451
Basic earnings per share	.24	.13	.19	.59
Diluted earnings per share	.23	.13	.18	.58

18.  SUBSEQUENT EVENT

    Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI) for approximately $11.5 million in cash. SSI is a manufacturer of patented pavement sensing equipment and specialized weather forecasting stations and also provides weather forecasting services. The Company's source of funds for this acquisition was its existing bank line of credit and no SSI bank debt was assumed. SSI will be included in the Company's Inform segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Some of the information required in response to this item regarding Directors of the Registrant is set forth on pages 2 through 4 and page 21 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 to be filed with the Commission on or about October 3, 2001 and is incorporated herein by reference.

    The executive officers of the Company, their ages and offices held by each during fiscal 2001 are as follows:

Philip E. Rollhaus, Jr.	66	Chairman & Director—Quixote Corporation; Chairman—Energy Absorption Systems, Inc.
Leslie J. Jezuit	55	President, Chief Executive Officer & Director—Quixote Corporation and Energy Absorption Systems, Inc.; Vice Chairman—Energy Absorption Systems, Inc.
Daniel P. Gorey	50	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation; Vice President & Treasurer—Energy Absorption Systems, Inc.
Joan R. Riley	48	Vice President, General Counsel & Secretary—Quixote Corporation; Secretary—Energy Absorption Systems, Inc.

    Mr. Rollhaus was the Chairman and a Director of the Company since its formation in July 1969 until his death on July 28, 2001. Mr. Rollhaus also served since 1969 as Chief Executive Officer of the Company until his retirement from that position on September 30, 1999.

    Mr. Jezuit joined the Company as President and Chief Operating Officer of Quixote Corporation in 1996. Prior to that time, Mr. Jezuit served as President and Chief Operating Officer of Robert Shaw Controls Company. Effective October 1, 1999 Mr. Jezuit assumed the position of Chief Executive Officer and on July 30, 2001 was elected Chairman of the Board of Directors.

    Mr. Gorey joined the Company as Manager of Corporate Accounting in July 1985. He was made Controller of the Company in 1987, elected Vice President in 1994, and was elected Chief Financial Officer and Treasurer in November 1996. On August 16, 2001, Mr. Gorey was elected to the Board of Directors.

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

Item 11. Executive Compensation

    The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual

Meeting of Stockholders to be held on November 14, 2001 to be filed with the Commission on or about October 3, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 to be filed with the Commission on or about October 3, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 to be filed with the Commission on or about October 3, 2001 and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item Number		Page Number in This Report
(a).1.	Financial Statements
	Report of Independent Accountants	15
	Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999	16
	Consolidated Balance Sheets as of June 30, 2001 and 2000	17
	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999	18
	Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999	19
	Notes to Consolidated Financial Statements	20-32
(a).2.	Financial Statement Schedule

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

	On September 13, 2001, the Company filed a report on Form 8-K dated August 30, 2001, reporting under Item 2 "Acquisition or Disposition of Assets", that the Company's wholly owned subsidiary, Quixote Transportation Safety, Inc. (QTS), had acquired effective August 31, 2001, all of the outstanding stock of Surface Systems, Inc. (SSI). The purchase price was approximately $11.5 million in cash. No SSI bank debt was assumed. The Company's source of funds was its bank line of credit. Surface Systems, Inc. had approximately $9 million in revenue for its fiscal year ended June 30, 2001.
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

10.(a)
Amended and Restated Loan Agreement ("Loan Agreement") dated as of June 30, 1997 among Quixote Corporation and certain subsidiaries ("Quixote"), The Northern Trust Company ("Northern"), LaSalle National Bank ("LaSalle"), and American National Bank and Trust Company ("American")and Amended and Restated Revolving Credit Notes dated June 30, 1997 from the Company and certain of its subsidiaries to the Northern, LaSalle and American, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 1997, File No. 0-7903, and incorporated herein by reference; First Amendment to the Loan Agreement dated May 31, 1998, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Second Amendment and Waiver to Loan Agreement and Restated Revolving Credit Notes dated as of March 15, 1999, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1999, File No. 0-7903, and incorporated herein by reference; Third Amendment and Waiver to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes all dated as of May 17, 2000, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference; Fourth Amendment and Waiver to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes dated as of January 31, 2001, filed as Exhibit 10(a) to the Company's Form 10-Q report for the quarter ended March 31, 2001, File No. 0-7903, and imported herein by reference.
(b)*
1991 Director Stock Option Plan, as amended through August 16, 2000, filed as Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference.
(c)*
1993 Long-Term Stock Ownership Incentive Plan, as amended through August 16, 2000, filed as Exhibit 10(c) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Leslie J. Jezuit filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Joan R. Riley, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

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
(e)*
Executive Employment Agreement ("Employment Agreement") effective as of October 1, 1999 between the Company and Philip E. Rollhaus, Jr., filed as Exhibit 10(c)to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Amendment No.1 to Executive Employment Agreement effective as of July 1, 2000 between the Company and Philip E. Rollhaus, Jr. filed as Exhibit 10(e) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference; Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Change of Control Agreements dated December 1,1997 by and between the Company and each of Leslie J. Jezuit and Daniel P. Gorey, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreement dated December 1, 1997 between the Company and Joan R. Riley, filed as Exhibit 10(f) to the Company's 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.
(f)
Summary Plan Description for the Incentive Savings Plan of the Company Amended to Reflect Provisions Effective January 1, 2000, filed as Exhibit 10(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference.

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
(h)
Stock Purchase Agreement dated as of January 16, 2001 by and between Quixote Transportation Safety, Inc., Mark Fernandez and Guadalupe Martinez, Form of Promissory Note of Quixote Transportation Safety, Inc. and Form of Guaranty of Quixote Corporation filed as Exhibit C to Company's Form 8-K Current Report dated and filed January 30, 2001, File No. 0-7903, and incorporated herein by reference.
(i)
Stock Purchase Agreement dated August 30, 2001 between Quixote Transportation Safety Inc. and the Shareholders of Surface Systems, Inc., filed as Exhibit 7(c) to the Company's Form 8-K Current Report dated August 30, 2001 and filed on September 13, 2001, File No. 0-7903, and incorporated herein by reference.
21.	Subsidiaries of the Company
23.	Consent of PricewaterhouseCoopers LLP as Independent Certified Public Accountants
(d)	Schedules:

    II—Valuation and Qualifying Accounts and Reserves

SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

QUIXOTE CORPORATION (Registrant)

Dated:	September 26, 2001	By:	/s/ LESLIE J. JEZUIT Leslie J. Jezuit, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ LESLIE J. JEZUIT Leslie J. Jezuit	Chairman and Director (President, Chief Executive Officer)	September 26, 2001

/s/ DANIEL P. GOREY Daniel P. Gorey	Chief Financial Officer, Vice President, Treasurer and Director	September 26, 2001

/s/ JOAN R. RILEY Joan R. Riley	Vice President, General Counsel and Secretary	September 26, 2001

/s/ JAMES H. DEVRIES James H. DeVries	Director	September 26, 2001

/s/ WILLIAM G. FOWLER William G. Fowler	Director	September 26, 2001

/s/ LAWRENCE C. MCQUADE Lawrence C. McQuade	Director	September 26, 2001

/s/ ROBERT D. VAN ROIJEN, JR. Robert D. van Roijen, Jr.	Director	September 26, 2001

QUIXOTE CORPORATION & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2001, 2000 and 1999

Column A	Column B	Column C(a)	Column D(b)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2001	$955,000	$(71,000)	$(107,000)	$777,000

Year ended June 30, 2000	$480,000	$530,000	$55,000	$955,000

Year ended June 30, 1999	$565,000	$(70,000)	$15,000	$480,000

NOTES:

(a)
Column C for 2001 includes additions of $29,000 related to the acquisition of National Signal, Inc.

(b)
Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBITS
21	SUBSIDIARIES OF THE COMPANY
23	CONSENT OF INDEPENDENT ACCOUNTANTS

QuickLinks

TABLE OF CONTENTS
PART I THE COMPANY
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7.A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIXOTE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
QUIXOTE CORPORATION & SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the years ended June 30, 2001, 2000 and 1999
EXHIBIT INDEX