Form 10-Q
period 2001-09-30
QUIXOTE CORP
filed 2001-11-13
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-7903

I.R.S. Employer Identification Number 36-2675371

QUIXOTE CORPORATION
(a Delaware Corporation)

One East Wacker Drive
Chicago, Illinois 60601
Telephone: (312) 467-6755

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,668,455 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of September 30, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2001	2000
Net sales	$20,814,000	$21,321,000
Cost of sales	12,950,000	11,256,000

Gross profit	7,864,000	10,065,000

Operating expenses:
Selling & administrative	5,863,000	5,818,000
Research & development	412,000	325,000

	6,275,000	6,143,000
Operating profit	1,589,000	3,922,000

Other income (expense):
Interest income	7,000	10,000
Interest expense	(367,000)	(329,000)
Other	749,000

	389,000	(319,000)

Earnings from continuing operations before income taxes	1,978,000	3,603,000
Provision for income taxes	712,000	1,369,000

Earnings from continuing operations	1,266,000	2,234,000
Earnings from discontinued operations, net of income taxes	192,000

Net earnings	$1,458,000	$2,234,000

Per share data—basic:
Earnings from continuing operations	.17	.30
Earnings from discontinued operations	.02

Net earnings	$.19	$.30

Weighted average common shares outstanding	7,525,699	7,358,904

Per share data—diluted:
Earnings from continuing operations	.16	.29
Earnings from discontinued operations	.02

Net earnings	$.18	$.29

Weighted average common shares outstanding	8,186,230	7,677,075

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2001	June 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,790,000	$4,118,000
Accounts receivable, net of allowances for doubtful accounts of $1,287,000 at September 30 and $777,000 at June 30	20,056,000	21,207,000
Inventories, net:
Raw materials	3,261,000	3,279,000
Work in process	2,812,000	2,230,000
Finished goods	11,484,000	11,362,000

	17,557,000	16,871,000

Deferred income tax assets	2,671,000	2,099,000
Other current assets	1,240,000	283,000

Total current assets	47,314,000	44,578,000

Property, plant and equipment, at cost	34,914,000	32,093,000
Less accumulated depreciation	(14,920,000)	(14,750,000)

	19,994,000	17,343,000

Goodwill	28,140,000	24,889,000
Intangible assets, net	4,471,000	453,000
Other assets	2,737,000	766,000

	$102,656,000	$88,029,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2001	June 30, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,246,000	$1,179,000
Accounts payable	4,347,000	3,622,000
Dividends payable		1,123,000
Accrued expenses	6,439,000	4,820,000
Income tax payable	1,834,000	1,869,000
Liabilities of discontinued operations	1,001,000	929,000

Total current liabilities	14,867,000	13,542,000

Long-term debt, net of current portion	31,867,000	21,526,000
Deferred income tax liabilities	1,874,000	1,874,000
Liabilities of discontinued operations	441,000	481,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 9,636,418 shares at September 30 and 9,485,585 shares at June 30	160,000	158,000
Capital in excess of par value of stock	37,309,000	35,738,000
Retained earnings	37,650,000	36,192,000
Currency translation adjustment	(420,000)	(390,000)
Treasury stock, at cost, 1,967,963 shares at September 30 and at June 30	(21,092,000)	(21,092,000)

Total shareholders' equity	53,607,000	50,606,000

	$102,656,000	$88,029,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2001	2000
Operating activities:
Earnings from continuing operations	$1,266,000	$2,234,000
Discontinued operations:
Gain on disposal, net of income taxes	192,000

Net earnings	1,458,000	2,234,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Discontinued operations	(192,000)
Gain on sale of assets	(749,000)
Depreciation	669,000	545,000
Amortization	62,000	429,000
Provisions for losses on accounts receivable	92,000	26,000
Equity loss on investment in TMT joint venture		126,000
Changes in operating assets and liabilities:
Accounts receivable	3,193,000	3,484,000
Inventories and other assets	603,000	(2,429,000)
Accounts payable and accrued expenses	(1,473,000)	893,000
Income taxes payable	291,000	1,232,000

Net cash provided by operating activities of continuing operations	3,954,000	6,540,000
Net cash provided by (used in) discontinued operations	224,000	(144,000)

Net cash provided by operating activities	4,178,000	6,396,000

Investing activities:
Purchase of property, plant and equipment	(2,428,000)	(263,000)
Cash paid for acquired businesses, net of cash acquired	(11,300,000)
Proceeds from sale of assets	500,000
Investment in TMT joint venture		(615,000)
Other	(40,000)

Net cash used in investing activities	(13,268,000)	(878,000)

Financing activities:
Payments on notes payable	(158,000)	(157,000)
Payments on revolving credit facility	(6,000,000)	(6,600,000)
Proceeds from revolving credit facility	16,500,000	5,000,000
Decrease in bank overdrafts		(1,006,000)
Payment of semi-annual cash dividend	(1,123,000)	(1,117,000)
Proceeds from exercise of stock options	1,573,000	53,000
Repurchase of common stock for treasury		(1,446,000)

Net cash provided by (used in) financing activities	10,792,000	(5,273,000)

Effect of exchange rate changes on cash	(30,000)

Increase in cash and cash equivalents	1,672,000	245,000
Cash and cash equivalents at beginning of period	4,118,000	1,524,000

Cash and cash equivalents at end of period	$5,790,000	$1,769,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

    1.  The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2001 consolidated balance sheet was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

    2.  The provision for income taxes is based upon the estimated effective tax rate for the year.

    3.  Operating results for the first three months of fiscal 2002 are not necessarily indicative of performance for the entire year. The Company's business is seasonal with a higher level of sales of highway safety products in the Company's fourth fiscal quarter.

    4.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2001	2000
Numerator:
Net earnings available to common shareholders—basic and diluted:	$1,458,000	$2,234,000

Denominator:
Weighted average shares outstanding—basic:	7,525,699	7,358,904
Effect of dilutive securities—common stock options	660,531	318,171

Weighted average of shares outstanding—diluted	8,186,230	7,677,075

Net earnings per share of common stock:
Basic	$.19	$.30

Diluted	$.18	$.29

    5.  The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. The Company has no other components of other comprehensive earnings and had no comprehensive income items prior to fiscal 2001. The Company's total comprehensive earnings consists of the following for the three month period ended September 30, 2001:

Net earnings	$1,458,000
Currency translation adjustment	(30,000)

Total comprehensive earnings	$1,428,000

    6.  The Company's operations are classified as two principal reportable segments within the highway and transportation safety industry. The segment financial data presented herein has been restated to present the Company's two reportable segments: the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.

    The following table presents financial information about reported segments as of and for the three month periods ended September 30, 2001 and 2000 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2002
THREE MONTHS
Net sales from external customers	$15,477,000	$5,337,000		$20,814,000
Operating profit (loss)	2,086,000	706,000	$(1,203,000)	1,589,000
2001
THREE MONTHS
Net sales from external customers	$18,093,000	$3,228,000		$21,321,000
Operating profit (loss)	4,490,000	987,000	$(1,555,000)	3,922,000

    Identifiable assets of the Inform segment increased to $40,947,000 as of September 30, 2001 from $26,061,000 as of June 30, 2001 primarily due to the acquisition of Surface Systems, Inc. (see footnote 8).

    7.  In July 2001, the Company sold certain assets of its non-highway plastic-molded product line for $500,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%. In addition, the Company is to receive $250,000 over the next twelve months for consulting services related to the sale. Other income of $749,000 was recorded in the first quarter of fiscal 2002 from the gain on the sale.

    8.  Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI). The acquisition has been accounted for under the purchase method, and the operating results have been included in the consolidated results since the date of acquisition. SSI has been included in the Company's Inform segment.

    SSI is a manufacturer and seller of patented pavement sensing equipment and specialized weather forecasting stations and also provides weather forecasting services. SSI is a domestic leader in manufacturing and developing road and runway weather information systems. The Company believes that SSI will play an important part in the Inform segment by providing weather information to improve safety on the roads. SSI had revenues in its fiscal year ended June 30, 2001 of approximately $9,000,000. The Company paid a purchase price of approximately $11,300,000 in cash, net of cash acquired. No SSI bank debt was assumed. The Company's source of funds for this acquisition was from its existing bank credit facility.

    The following unaudited summary presents the estimated fair values of the assets acquired and liabilities assumed as of August 31, 2001, the date of acquisition.

Current assets	$5,118,000
Property, plant and equipment	1,005,000
Intangible assets	4,040,000
Goodwill	3,301,000
Other long-term assets	1,752,000

Total assets	15,216,000

Current liabilities	3,588,000
Long-term liabilities	152,000

Total liabilities	3,740,000

Net assets	$11,476,000

    The goodwill acquired in the acquisition was assigned to the Inform segment. The remaining intangible assets acquired were assigned as follows:

	Gross Carrying Amount	Weighted-average Useful Life
Amortized intangible assets:
Technology and installed base	$2,610,000	14 years
Customer relationships	200,000	5 years
Other	130,000	9 years

	2,940,000	13 years
Indefinite-lived intangible assets:
Trade names	1,100,000

Total	$4,040,000

    The following unaudited pro forma summary presents the Company's consolidated results of operations for each of the three-month periods ended September 30 as if the acquisition had occurred at the beginning of fiscal year 2001.

	2002	2001
Net sales	$21,601,000	$23,258,000
Net earnings	207,000	1,574,000
Net earnings per diluted share	.03	.21

    The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred on that date, nor is it indicative of the results that may occur in the future.

    9.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. Early application is permitted for fiscal years beginning after March 15, 2001. The Company has elected to adopt FAS No. 142 effective July 1, 2001.

    Intangible assets consist of the following:

	September 30, 2001		June 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$1,502,000	$1,050,000	$1,462,000	$1,009,000
Technology and installed base	2,610,000	16,000
Customer relationships	200,000	3,000
Other	130,000	2,000

	4,442,000	1,071,000	1,462,000	1,009,000
Indefinite-lived intangible assets:
Trade names	1,100,000

Total	$5,542,000	$1,071,000	$1,462,000	$1,009,000

    Amortization expense was $62,000 and $429,000 for the three months ended September 30, 2001 and 2000, respectively. The estimated amortization expense for this fiscal year ended June 30, 2002 and for the four fiscal years subsequent to 2002 is as follows: $294,000, $336,000, $300,000, $284,000 and $264,000.

    The carrying amount of goodwill consists of the following:

September 30, 2001		June 30, 2001
Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
$8,139,000	$20,001,000	$8,139,000	$16,750,000

    The initial goodwill impairment test has not been completed, although the Company does not believe that the results of the test will have a material impact on the Company's financial position or results of its operations. During the current quarter, goodwill in the amount of $3,301,000 was acquired in connection with the acquisition of SSI, and is included in the Inform segment.

    The reconciliation of net income, basic earnings per share and diluted earnings per share as reported, to that adjusted on a pro forma basis to exclude goodwill amortization, including related tax effects, as a result of adopting FAS No. 142 is as follows:

	Three Months Ended September 30,
	2001	2000
Reported net income	$1,458,000	$2,234,000
Add back: Goodwill amortization		226,000

Adjusted net income	$1,458,000	$2,460,000

Basic earnings per share:
Net income as reported	$.19	$.30
Add back: Goodwill amortization		.03

Adjusted net income	$.19	$.33

Diluted earnings per share:
Net income as reported	$.18	$.29
Add back: Goodwill amortization		.03

Adjusted net income	$.18	$.32

PART I—FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

    The Company's sales for the first quarter of fiscal 2002 decreased 2% to $20,814,000 from $21,321,000 in the first quarter last year primarily due to soft orders and shipments during the first quarter of fiscal 2002. Sales of the Protect and Direct segment decreased 14% for the current first quarter to $15,477,000 as a result of fewer sales across most of its product lines with the exception of increased sales of Triton Barrier®, FreezeFree™ anti-icing systems and parts. Sales of the water-filled Triton Barrier more than doubled to $581,000 as interest grew in the product's functionality as a portable security barrier. The Company began to see interest in one of its newest products, The FreezeFree™ anti-icing system, with 2 shipments this first quarter of fiscal 2002. Sales of the Inform segment increased 65% for the current first quarter to $5,337,000 from $3,228,000 as a result of the acquisitions of National Signal, Inc. (NSI) in January 2001 and the Company's newest acquisition, Surface Systems, Inc. (SSI) in August 2001. SSI is a manufacturer of patented pavement sensing equipment and specialized weather forecasting stations and also provides weather forecasting services. These two acquisitions added $2,412,000 in sales for the current first quarter. Organic sales for this segment decreased 9% for the first quarter due to decreased sales of advanced sensing products.

    The gross profit margin in the first quarter of the current year decreased to 37.8% from 47.2% last year due principally to volume inefficiencies associated with the lower level of sales of the Protect and Direct segment. The gross profit margin declined to a lesser extent due to a modest change in product sales mix and from the lower gross margins generated at NSI offset somewhat by higher gross margins at SSI.

    Selling and administrative expenses in the first quarter of the current year remained consistent at $5,863,000 in the first quarter of fiscal 2002 compared with $5,818,000 in the first quarter of fiscal 2001. The decrease in selling and administrative expenses was due to the lower level of sales, offset by the inclusion of NSI and SSI which added $783,000 in selling and administrative expenses in the current quarter.

    Research and development expenses in the first quarter of the current year increased 27% to $412,000 from $325,000 in the first quarter last year. During the current quarter, the Company worked on extending its crash cushion product line with the development of the QuadGuard® HS, an advanced crash cushion with the ability to withstand impacts up to 70 miles per hour. The Company also worked on developing wider models of the REACT 350® crash cushion, advanced pavement sensing products as well as other developmental products.

    Operating profit decreased to $1,589,000 in the first quarter of the current year from $3,922,000 in the first quarter of the prior year.

    Interest expense in the first quarter of the current year was $367,000 compared to $329,000 in the first quarter last year. The increase in interest expense is due to the higher level of outstanding debt during the current quarter primarily due to the acquisition of SSI, offset partially by lower average interest rates. Other income was $749,000 in the first quarter of fiscal 2002 representing the gain on the sale of the Company's non-highway plastic-molded product line.

    The Company's effective income tax rate for the current quarter was 36% compared to an effective income tax rate of 38% in the same quarter last year. The decrease in the effective rate is due in part to the expected utilization of certain tax planning strategies. The Company believes its effective income tax rate for the current year will be approximately 36%.

    Earnings from continuing operations for the current quarter were $1,266,000 compared to $2,234,000 for the first quarter of the prior year. Net earnings were $1,458,000, or $.18 per diluted share, for the current quarter compared to $2,234,000, or $.29 per diluted share, for the first quarter of the prior year. Net earnings for the current first quarter included a gain from discontinued operations of $192,000, net of income taxes, or $.02 per diluted share, due to the favorable settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $5,790,000 and access to additional funds of $11,500,000 under its bank arrangements as of September 30, 2001. Operating activities were a source of cash for the Company for the first quarter of fiscal 2002 providing $4,178,000.

    Investing activities used cash of $13,268,000 during the current quarter including $2,428,000 for capital expenditures and $11,300,000 for the acquisition of SSI. Capital expenditures during the current quarter related principally to the expansion of the Company's primary manufacturing facility. Offsetting the expenditures, the Company received $500,000 in cash proceeds from the sale of the Company's non-highway plastic-molded product line.

    Financing activities provided cash of $10,792,000 during the current quarter. The Company increased its borrowings on its outstanding revolving credit facility by $10,500,000 related to the acquisition of SSI. The payment of the Company's semi-annual cash dividend used cash of $1,123,000 and the payment of notes payable used cash of $158,000. The Company also received cash of $1,573,000 for the exercise of common stock options.

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

FORWARD LOOKING STATEMENTS

    Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission, without limitation. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; continued funding from federal highway legislation; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and competitive and general economic conditions.

PART II—OTHER INFORMATION

    There is no information required to be reported under any items except as indicated below:

ITEM 1. Legal Proceedings

    ODIN SYSTEMS INTERNATIONAL. INC. v. ENERGY ABSORPTION SYSTEMS, INC., NO. CV200-082, U.S. District Court for the Southern District of Georgia. The parties have agreed in principle to the settlement of this litigation and are preparing the final settlement documents. The resolution of this litigation, as currently agreed upon and pending by the parties, is not expected to have a material effect on the Company's financial position or results of operations. See the Company's annual Form 10-K for the year ended June 30, 2001, Item 3, for additional information.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
November 13, 2001	By:	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
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
PART I—FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
SIGNATURE