Form 10-Q
period 2001-12-31
QUIXOTE CORP
filed 2002-02-11
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                             to

Commission file number 0-7903

I.R.S. Employer Identification Number 36-2675371

QUIXOTE CORPORATION
(a Delaware Corporation)
One East Wacker Drive
Chicago, Illinois 60601
Telephone: (312) 467-6755

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,704,584 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 2001.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,
	2001	2000
Net sales	$40,772,000	$41,600,000
Cost of sales	24,825,000	23,170,000

Gross profit	15,947,000	18,430,000

Operating expenses:
Selling & administrative	12,567,000	11,489,000
Research & development	894,000	598,000

	13,461,000	12,087,000
Operating profit	2,486,000	6,343,000

Other income (expense):
Interest income	25,000	51,000
Interest expense	(709,000)	(664,000)
Other	830,000

	146,000	(613,000)

Earnings before income taxes	2,632,000	5,730,000
Provision for income taxes	948,000	2,177,000

Earnings from continuing operations	1,684,000	3,553,000
Earnings from discontinued operations, net of income taxes	192,000

Net earnings	$1,876,000	$3,553,000

Per share data - basic:
Earnings from continuing operations	$.22	$.48
Net earnings	$.25	$.48
Average common shares outstanding	7,604,330	7,331,837
Per share data - diluted:
Earnings from continuing operations	$.21	$.46
Net earnings	$.23	$.46
Average diluted common shares outstanding.	8,163,268	7,728,904

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2001	2000
Net sales	$19,958,000	$20,279,000
Cost of sales	11,875,000	11,914,000

Gross profit	8,083,000	8,365,000
Operating expenses:
Selling & administrative	6,704,000	5,671,000
Research & development	482,000	273,000

	7,186,000	5,944,000
Operating profit	897,000	2,421,000

Other income (expense):
Interest income	18,000	41,000
Interest expense	(342,000)	(335,000)
Other	81,000

	(243,000)	(294,000)

Earnings before income taxes	654,000	2,127,000
Provision for income taxes	236,000	808,000

Net earnings	$418,000	$1,319,000

Per share data - basic:
Net earnings	$.05	$.18
Average common shares outstanding	7,682,991	7,304,769
Per share data - diluted:
Net earnings	$.05	$.17
Average diluted common shares outstanding	8,133,230	7,752,475

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2001	June 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,869,000	$4,118,000
Accounts receivable, net of allowances for doubtful accounts of $1,270,000 at December 31 and $777,000 at June 30	18,343,000	21,207,000
Inventories:
Raw materials	2,067,000	3,279,000
Work in process	2,014,000	2,230,000
Finished goods	10,447,000	11,362,000

	14,528,000	16,871,000

Deferred income tax assets	2,759,000	2,099,000
Other current assets	1,374,000	283,000

Total current assets	40,873,000	44,578,000

Property, plant and equipment, at cost	36,578,000	32,093,000
Less accumulated depreciation	(14,872,000)	(14,750,000)

	21,706,000	17,343,000

Goodwill	29,388,000	24,889,000
Intangible assets, net	4,482,000	453,000
Other assets	825,000	766,000

	$97,274,000	$88,029,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2001	June 30, 2001
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$1,246,000	$1,179,000
Accounts payable	1,822,000	3,622,000
Dividends payable	1,228,000	1,123,000
Accrued expenses	5,326,000	4,820,000
Income tax payable	1,497,000	1,869,000
Liabilities of discontinued operations	912,000	929,000

Total current liabilities	12,031,000	13,542,000

Long-term debt, net of current portion	30,206,000	21,526,000
Deferred income tax liabilities	1,223,000	1,874,000
Liabilities of discontinued operations and other	569,000	481,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 9,672,547 shares at December 31 and 9,485,585 shares at June 30	161,000	158,000
Capital in excess of par value of common stock	37,715,000	35,738,000
Retained earnings	36,840,000	36,192,000
Currency translation adjustment	(379,000)	(390,000)
Treasury stock, at cost, 1,967,963 shares at December 31 and June 30	(21,092,000)	(21,092,000)

Total shareholders' equity	53,245,000	50,606,000

	$97,274,000	$88,029,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2001	2000
Operating activities:
Earnings from continuing operations	$1,684,000	$3,553,000
Discontinued operations:
Gain on disposal, net of income taxes	192,000

Net earnings	1,876,000	3,553,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Discontinued operations	(192,000)
Gain on sale of assets	(830,000)
Depreciation	1,141,000	969,000
Amortization	165,000	860,000
Provisions for losses on accounts receivable	75,000	7,000
Equity loss on investment in TMT joint venture		604,000
Changes in operating assets and liabilities:
Accounts receivable	4,923,000	3,578,000
Refundable income taxes		(441,000)
Inventories and other assets	3,424,000	(3,711,000)
Accounts payable and accrued expenses	(4,790,000)	(1,301,000)
Income taxes payable	(46,000)	(727,000)

Net cash provided by operating activities of continuing operations	5,746,000	3,391,000
Net cash provided by (used in) discontinued operations	81,000	(217,000)

Net cash provided by operating activities	5,827,000	3,174,000

Investing activities:
Capital expenditures	(4,752,000)	(949,000)
Cash paid for acquired businesses, net of cash acquired	(11,300,000)
Proceeds from sale of assets	581,000
Patent and license expenditures	(154,000)	(269,000)
Investment in TMT joint venture		(615,000)

Net cash used in investing activities	(15,625,000)	(1,833,000)

Financing activities:
Borrowing on revolving line of credit	21,600,000	12,300,000
Payments on revolving line of credit	(12,600,000)	(10,300,000)
Payments on notes payable	(319,000)	(314,000)
Payment of semi-annual cash dividend	(1,123,000)	(1,117,000)
Proceeds from exercise of common stock options	1,980,000	566,000
Repurchase of common stock for treasury		(2,660,000)

Net cash provided by (used in) financing activities	9,538,000	(1,525,000)

Effect of exchange rate changes on cash	11,000

Decrease in cash and cash equivalents	(249,000)	(184,000)
Cash and cash equivalents at beginning of period	4,118,000	1,524,000

Cash and cash equivalents at end of period	$3,869,000	$1,340,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

        1.    The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2001 consolidated balance sheet as presented was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

        2.    The provision for income taxes is based upon the estimated effective income tax rate for the year.

        3.    Operating results for the first six months of fiscal 2002 are not necessarily indicative of the performance for the entire year. The Company's business is historically seasonal with a higher level of sales in the Company's fourth fiscal quarter.

        4.    The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2001	2000	2001	2000
Numerator:
Earnings from continuing operations available to common shareholders	$1,684,000	$3,553,000	$418,000	$1,319,000

Denominator:
Weighted average shares outstanding-basic	7,604,330	7,331,837	7,682,991	7,304,769
Add: Effect of dilutive stock options	558,938	397,067	450,239	447,706

Weighted average shares outstanding-diluted	8,163,268	7,728,904	8,133,230	7,752,475

Earnings per share of common stock:
Basic	$.22	$.48	$.05	$.18
Diluted	$.21	$.46	$.05	$.17

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share for both the six-month and three-month periods ended December 31, 2001 and 2000 and are as follows:

	2001	2000
Average exercise price per share	$24.84	$21.00
Number of shares	189,300	60,000

        5.    The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. The Company has no other components of other comprehensive earnings and had no comprehensive income items prior to fiscal 2001. The Company's total comprehensive earnings consists of the following:

	Six Months Ended December 31, 2001	Three Months Ended December 31, 2001
Net earnings	$1,876,000	$418,000
Currency translation adjustment	11,000	41,000

Total comprehensive earnings	$1,887,000	$459,000

        6.    The Company's operations are classified as two principal reportable segments within the highway and transportation safety industry. The segment financial data for last year presented herein has been restated to present the Company's two reportable segments: the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.

        The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2001 and 2000 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2002
Six Months
Net sales from external customers	$30,142,000	$10,630,000		$40,772,000
Operating profit (loss)	4,585,000	598,000	$(2,697,000)	2,486,000
Three Months
Net sales from external customers	$14,665,000	$5,293,000		$19,958,000
Operating profit (loss)	2,499,000	(108,000)	$(1,494,000)	897,000
2001
Six Months
Net sales from external customers	$35,299,000	$6,301,000		$41,600,000
Operating profit (loss)	8,132,000	1,521,000	$(3,310,000)	6,343,000
Three Months
Net sales from external customers	$17,206,000	$3,073,000		$20,279,000
Operating profit (loss)	3,642,000	534,000	$(1,755,000)	2,421,000

        Identifiable assets of the Inform segment increased to $40,026,000 as of December 31, 2001 from $26,061,000 as of June 30, 2001 primarily due to the acquisition of Surface Systems, Inc. (see footnote 8).

        7.    In July 2001, the Company sold certain assets of its non-highway plastic-molded product line for $500,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%. In addition, the Company is to receive $250,000 during fiscal year 2002 for consulting services related to the sale. Other income of $749,000 was recorded in the first quarter of fiscal 2002 from the gain on the sale.

        During the second quarter of fiscal 2002, the Company recorded other income of $81,000 representing the gain on the sale of one of the Company's buildings and related property no longer needed for inventory storage.

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

        The following unaudited pro forma summary presents the Company's consolidated results of operations for each of the six-month and three-month periods ended December 31 as if the acquisition had occurred at the beginning of fiscal year 2001.

	Six Months Ended December 31		Three Months Ended December 31
	2001	2000	2001	2000
Net sales	$41,559,000	$45,953,000	$19,958,000	$22,695,000
Net earnings	818,000	2,499,000	418,000	925,000
Net earnings per diluted share	.10	.32	.05	.12

        The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred on that date, nor is it indicative of the results that may occur in the future.

        9.    Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually.

        Intangible assets consist of the following:

	December 31, 2001		June 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$1,616,000	$1,089,000	$1,462,000	$1,009,000
Technology and installed base	2,610,000	65,000
Customer relationships	200,000	13,000
Other	130,000	7,000

	4,556,000	1,174,000	1,462,000	1,009,000
Indefinite-lived intangible assets:
Trade names	1,100,000

Total	$5,656,000	$1,174,000	$1,462,000	$1,009,000

        Amortization expense was $165,000 and $860,000 for the six months ended December 31, 2001 and 2000, respectively. Amortization expense was $103,000 and $431,000 for the three months ended December 31, 2001 and 2000, respectively. The estimated amortization expense for this fiscal year ended June 30, 2002 and for the four fiscal years subsequent to 2002 is as follows: $339,000, $343,000, $307,000, $292,000 and $271,000.

        The carrying amount of goodwill consists of the following:

December 31, 2001		June 30, 2001
Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
$8,139,000	$21,249,000	$8,139,000	$16,750,000

        During the six-month period ended December 31, 2001, goodwill in the amount of $4,549,000 was acquired in connection with the acquisition of SSI, and is included in the Inform segment. The initial goodwill impairment test has been completed, and as a result no impairment losses were recorded.

        The reconciliation of net income, basic earnings per share and diluted earnings per share as reported, to that adjusted on a pro forma basis to exclude goodwill amortization, including related tax effects, as a result of adopting FAS No. 142 is as follows:

	Six Months Ended December 31		Three Months Ended December 31
	2001	2000	2001	2000
Reported net income	$1,876,000	$3,553,000	$418,000	$1,319,000
Add: Goodwill amortization		452,000		226,000

Adjusted net income	$1,876,000	$4,005,000	$418,000	$1,545,000

Basic earnings per share:
Net income as reported	$.25	$.48	$.05	$.18
Add: Goodwill amortization		.06		.03

	$.25	$.54	$.05	$.21

Diluted earnings per share:
Net income as reported	$.23	$.46	$.05	$.17
Add: Goodwill amortization		.06		.03

	$.23	$.52	$.05	$.20

PART I—FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Year-to-date Versus Prior Year-to-date

        The Company's sales for the first six months of fiscal 2002 decreased 2% to $40,772,000 compared to $41,600,000 for the first six months last year primarily due to soft orders and shipments during the first six months of fiscal 2002. The Company believes the decline in sales is due to the delay of highway safety construction spending by many states as a result of their revenue collection shortfalls and budget deficits. Sales for the Protect and Direct segment decreased 15% for the first six months of fiscal 2002 to $30,142,000 from $35,299,000 as a result of fewer sales across most of its product lines, offset somewhat by increased sales of Triton Barrier®, FreezeFree™ anti-icing systems and parts. Sales of the water-filled Triton Barrier increased 72% to $987,000 as interest grew in the product's functionality as a portable security barrier. The Company continues to see interest in one of its newest products, the FreezeFree™ anti-icing system, with $682,000 in sales for the first six months of fiscal 2002. Sales for the Inform segment increased 69% for the first six months of fiscal 2002 to $10,630,000 from $6,301,000 as a result of the acquisitions of National Signal, Inc. (NSI) in January 2001 and Surface Systems, Inc. (SSI) in August 2001. These two acquisitions added $6,175,000 in sales for the current six months of fiscal 2002. Organic sales for this segment decreased 29% for the first six months as a result of decreased sales of advanced sensing products and highway advisory radios principally associated with the more discretionary demand for these products.

        The gross profit margin in the first six months of the current year decreased to 39.1% from 44.3% last year due principally to volume inefficiencies associated with the lower level of organic sales for both the Protect and Direct and the Inform segments. The gross profit margin for the Protect and Direct segment declined to a lesser extent as a result of a modest change in product sales mix. Contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisition of NSI as its gross profit margin is lower than the segment's historical gross profit margin. This effect was offset somewhat by the acquisition of SSI with higher gross profit margins.

        Selling and administrative expenses in the first six months of fiscal 2002 increased 9% to $12,567,000 compared to $11,489,000 in the first six months of fiscal 2001. The increase in selling and administrative expenses was primarily due to the acquisitions of NSI and SSI which added $2,969,000 in selling and administrative expenses in the first six months of fiscal 2002. Organic selling and administrative expenses decreased $1,891,000 as a result of the lower level of sales and cost containment initiatives.

        Research and development expenses in the first six months of the current year increased 50% to $894,000 compared to $598,000 in the first six months last year. During the first six months of fiscal 2002, the Company worked on extending its crash cushion product line with the development of the QuadGuard® HS, an advanced crash cushion with the ability to withstand impacts up to 70 miles per hour. The Company also worked on developing new products including wider models of the REACT® 350 crash cushion and on advanced pavement sensors and software to provide an integrated system solution for collecting and providing traffic information.

        Operating profit decreased to $2,486,000 in the first six months of the current year from $6,343,000 in the first six months of the prior year.

        Interest expense in the first six months of the current year was $709,000 compared to $664,000 in the first six months last year. The increase in interest expense was due to the higher level of outstanding debt during the current six-month period primarily related to the acquisition of SSI, offset partially by lower average interest rates. Other income was $830,000 in the first six months of fiscal

2002 principally as a result of the gain on the sale of the Company's non-highway plastic-molded product line.

        The Company's effective income tax rate for the first six months of fiscal 2002 was 36% compared to an effective income tax rate of 38% for the same period last year. The decrease in the effective rate was due in part to the expected utilization of certain tax planning strategies. The Company believes its effective income tax rate for fiscal year 2002 will be approximately 36%.

        Earnings from continuing operations for the current six-month period were $1,684,000 compared to $3,553,000 for the first six months of the prior year. Net earnings were $1,876,000, or $.23 per diluted share, for the current six-month period compared to $3,553,000, or $.46 per diluted share, for the six months of the prior year. Net earnings for the first six months of fiscal 2002 included a gain from discontinued operations of $192,000, net of income taxes, due to the favorable settlement of a lawsuit.

Current Year Quarter Versus Prior Year Quarter

        The Company's sales for the second quarter of fiscal 2002 decreased 2% to $19,958,000 from $20,279,000 in the second quarter last year due to soft orders and shipments which we believe is due to a slowdown in highway safety construction spending as states face revenue shortfalls resulting in budgetary deficits. Sales for the Protect and Direct segment decreased 15% for the current second quarter to $14,665,000 from $17,206,000 as a result of lower sales in the permanent crash cushion line, which were partially offset by increased sales of truck-mounted attenuators, barrels, delineators, Triton Barrier® and FreezeFree™ anti-icing systems. Sales of the water-filled Triton Barrier increased 23% to $407,000 due to demand for its security characteristics. Sales of the new FreezeFree™ anti-icing system were $395,000 for the second quarter of fiscal 2002. Sales for the Inform segment increased 72% for the current second quarter to $5,293,000 from $3,073,000 as a result of the acquisitions of NSI in January 2001 and SSI in August 2001. These two acquisitions added $3,763,000 in sales for the current second quarter. Organic sales for this segment decreased 50% for the second quarter as a result of decreased sales of advanced sensing products and highway advisory radios principally associated with the more discretionary demand for these products.

        The gross profit margin in the second quarter of the current year decreased to 40.5% from 41.2% last year due principally to volume inefficiencies associated with the lower level of organic sales for both the Protect and Direct and the Inform segments. This decrease was partially offset by lower manufacturing costs in the current second quarter as a result of workforce reductions. The gross profit margin for the Protect and Direct segment declined to a lesser extent as a result of a modest change in product sales mix. Also contributing to the decline in gross profit margin for the Inform segment was the lower gross margins at NSI, offset somewhat by higher gross margins at SSI.

        Selling and administrative expenses in the second quarter of the current year increased 18% to $6,704,000 in the second quarter of fiscal 2002 compared with $5,671,000 in the second quarter of fiscal 2001. The increase in selling and administrative expenses was primarily due to the inclusion of NSI and SSI which added $2,186,000 in selling and administrative expenses in the current second quarter. Organic selling and administrative expenses decreased $1,153,000 as a result of the lower level of sales and cost containment initiatives.

        Research and development expenses in the second quarter of the current year increased 77% to $482,000 from $273,000 in the second quarter last year. During the current quarter, the Company continued with its work on new products including enhancements to its existing line of crash cushions and the development of advanced pavement sensors and software to provide an integrated system solution for collecting and providing traffic information.

        Operating profit decreased to $897,000 in the second quarter of the current year from $2,421,000 in the second quarter of the prior year.

        Interest expense in the second quarter of the current year was $342,000 compared to $335,000 in the second quarter last year. The increase in interest expense was due to the higher level of outstanding debt during the current quarter primarily related to the acquisition of SSI, offset partially by lower average interest rates. Other income was $81,000 in the second quarter of fiscal 2002 representing the gain on the sale of a building and related property no longer needed for inventory storage.

        The Company's effective income tax rate for the current second quarter was 36% compared to an effective income tax rate of 38% in the same quarter last year. The decrease in the effective rate was due in part to the expected utilization of certain tax planning strategies.

        Net earnings were $418,000, or $.05 per diluted share, for the current second quarter compared to $1,319,000, or $.17 per diluted share, for the second quarter of last year.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $3,869,000 and access to additional funds of $13,000,000 under its bank arrangements as of December 31, 2001. Cash provided from operating activities was a source of cash for the Company for the first six months of fiscal 2002 providing $5,827,000.

        Investing activities used cash of $15,625,000 during the first six months of fiscal 2002 including $4,752,000 for capital expenditures and $11,300,000 for the acquisition of SSI in August 2001. Capital expenditures during the current six-month period related principally to the expansion of the Company's primary manufacturing facility. Offsetting these expenditures somewhat, the Company received $581,000 in cash proceeds from the sale of the Company's non-highway plastic-molded product line and the sale of a building and related property no longer used for inventory storage.

        Financing activities provided cash of $9,538,000 during the first six months of the current year. The Company borrowed a net $9,000,000 against its outstanding revolving credit facility primarily as a result of borrowing for the acquisition of SSI. The payment of the Company's semi-annual cash dividend used cash of $1,123,000. In addition, the Company used cash of $319,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc. and Nu-Metrics, Inc. The Company also received cash of $1,980,000 for the exercise of common stock options.

        For fiscal 2002, the Company anticipates needing approximately $7,000,000 in cash for capital expenditures, which includes $4,500,000 in connection with the expansion of the Company's primary manufacturing facility in Pell City, Alabama doubling its size to 300,000 square feet and $1,000,000 to upgrade the Company's information technology systems. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

Forward Looking Statements

        Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; continued federal and state funding for highways; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and competitive and general economic conditions.

PART II—OTHER INFORMATION

        There is no information required to be reported under any items except as indicated below:

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on November 14, 2001. The matters voted on at the Annual Meeting were as follows:

        (i)    The election of William G. Fowler, Robert D. van Roijen, Jr. and Daniel P. Gorey to serve as directors.

        (ii)  The approval of the Company's 2001 Employee Stock Incentive Plan.

        (iii)  The approval of the Company's 2001 Non-Employee Directors Stock Option Plan.

        (iv)  The approval of PricewaterhouseCoopers LLP as independent auditors for the Company.

        Messrs. Fowlers, van Roijen amd Gorey were elected and all other matters were approved as a result of the following shareholder votes:

	For	Against	Abstain or Withheld	No Vote
Election of Directors
William G. Fowler	6,469,174		405,716
Robert van Roijen, Jr.	6,475,027		399,863
Daniel P. Gorey	6,471,732		403,158
Approval of 2001 Employee Stock Incentive Plan	5,267,263	703,901	30,997	845,729
Approval of 2001 Non-employee Directors Stock Option Plan	5,102,791	888,007	38,363	845,729
Approval of PricewaterhouseCoopers LLP	6,807,867	47,383	19,640

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

          4(a)    Amendment to Rights Agreement dated as of October 15, 2001 between Quixote Corporation and BankBoston, N.A.

          10(a)    Fifth Amendment to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes dated as of December 31, 2001 by and among Quixote Corporation and certain subsidiaries and The Northern Trust Company, LaSalle Bank National Association and American National Bank and Trust Company of Chicago.

          *(b)    2001 Non-Employee Directors Stock Option Plan.

          *(c)    2001 Employee Stock Incentive Plan.

          *    Management contract or compensatory plan or agreement.

        (b)  Reports on Form 8-K.

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: February 11, 2002	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

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
PART II—OTHER INFORMATION
SIGNATURE