Form 10-Q
period 2002-03-31
QUIXOTE CORP
filed 2002-05-14
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              To

Commission file number 0-7903

I.R.S. Employer Identification Number 36-2675371

QUIXOTE CORPORATION
(a Delaware Corporation)

One East Wacker Drive
Chicago, Illinois 60601
Telephone: (312) 467-6755

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,719,716 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of March 31, 2002.

PART I—FINANCIAL INFORMATION

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Net sales	$62,279,000	$64,288,000
Cost of sales	40,019,000	36,033,000

Gross profit	22,260,000	28,255,000
Operating expenses:
Selling & administrative	17,087,000	17,647,000
Research & development	1,561,000	912,000

	18,648,000	18,559,000
Operating profit	3,612,000	9,696,000

Other income (expense):
Interest income	27,000	60,000
Interest expense	(949,000)	(1,042,000)
Other	830,000

	(92,000)	(982,000)

Earnings before income taxes	3,520,000	8,714,000
Provision for income taxes	1,267,000	3,311,000

Earnings from continuing operations	2,253,000	5,403,000
Earnings from discontinued operations, net of income taxes	192,000

Net earnings	$2,445,000	$5,403,000

Per share data—basic:
Earnings from continuing operations	$.29	$.74
Net earnings	$.32	$.74
Average common shares outstanding	7,651,754	7,343,640
Per share data—diluted:
Earnings from continuing operations	$.28	$.69
Net earnings	$.30	$.69
Average diluted common shares outstanding	8,132,445	7,889,014

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$21,507,000	$22,688,000
Cost of sales	13,899,000	12,863,000

Gross profit	7,608,000	9,825,000
Operating expenses:
Selling & administrative	5,815,000	6,158,000
Research & development	667,000	314,000

	6,482,000	6,472,000
Operating profit	1,126,000	3,353,000

Other income (expense):
Interest income	2,000	9,000
Interest expense	(240,000)	(378,000)

	(238,000)	(369,000)

Earnings before income taxes	888,000	2,984,000
Provision for income taxes	319,000	1,134,000

Net earnings	$569,000	$1,850,000

Per share data—basic:
Net earnings	$.07	$.25
Average common shares outstanding	7,744,173	7,367,245
Per share data—diluted:
Net earnings	$.07	$.23
Average diluted common shares outstanding	8,035,561	7,979,747

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2002	June 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,557,000	$4,118,000
Accounts receivable, net of allowances for doubtful accounts of $1,373,000 at March 31 and $777,000 at June 30	19,197,000	21,207,000
Inventories, net:
Raw materials	1,781,000	3,279,000
Work in process	1,637,000	2,230,000
Finished goods	9,108,000	11,362,000

	12,526,000	16,871,000

Deferred income tax assets	2,759,000	2,099,000
Other current assets	1,498,000	283,000

Total current assets	37,537,000	44,578,000

Property, plant and equipment, at cost	38,071,000	32,093,000
Less: accumulated depreciation	(15,585,000)	(14,750,000)

	22,486,000	17,343,000

Goodwill	29,388,000	24,889,000
Intangible assets, net	4,924,000	453,000
Other assets	829,000	766,000

	$95,164,000	$88,029,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2002	June 30, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,206,000	$1,179,000
Accounts payable	2,748,000	3,622,000
Dividends payable		1,123,000
Accrued expenses	5,370,000	4,820,000
Income taxes payable	1,499,000	1,869,000
Liabilities of discontinued operations	947,000	929,000

Total current liabilities	11,770,000	13,542,000

Long-term debt, net of current portion	27,853,000	21,526,000
Deferred income tax liabilities	1,223,000	1,874,000
Liabilities of discontinued operations and other	466,000	481,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; 9,687,679 issued shares at March 31 and 9,485,585 shares at June 30	161,000	158,000
Capital in excess of par value of common stock	37,739,000	35,738,000
Retained earnings	37,409,000	36,192,000
Currency translation adjustment	(365,000)	(390,000)
Treasury stock, at cost, 1,967,963 shares at March 31 and June 30	(21,092,000)	(21,092,000)

Total shareholders' equity	53,852,000	50,606,000

	$95,164,000	$88,029,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Operating activities:
Earnings from continuing operations	$2,253,000	$5,403,000
Discontinued operations:
Gain on disposal, net of income taxes	192,000

Net earnings	2,445,000	5,403,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Discontinued operations	(192,000)
Gain on sale of assets	(830,000)
Depreciation	1,854,000	1,466,000
Amortization	253,000	1,341,000
Provisions for losses on accounts receivable	178,000	(57,000)
Equity loss on investment in TMT joint venture		871,000
Changes in operating assets and liabilities:
Accounts receivable	3,964,000	3,966,000
Refundable income taxes		(266,000)
Inventories and other assets	5,299,000	(5,702,000)
Accounts payable and accrued expenses	(3,838,000)	(2,681,000)
Income taxes payable	(44,000)	(727,000)

Net cash provided by operating activities of continuing operations	9,089,000	3,614,000
Net cash provided by (used in) discontinued operations	32,000	(270,000)

Net cash provided by operating activities	9,121,000	3,344,000

Investing activities:
Cash paid for acquired businesses, net of cash acquired	(11,300,000)	(2,950,000)
Capital expenditures	(6,245,000)	(1,969,000)
Patent and license expenditures	(684,000)	(269,000)
Proceeds from sale of assets	581,000
Investment in TMT joint venture		(615,000)

Net cash used in investing activities	(17,648,000)	(5,803,000)

Financing activities:
Borrowing on revolving line of credit	25,500,000	23,350,000
Payments on revolving line of credit	(17,800,000)	(14,650,000)
Payments on notes payable	(1,412,000)	(2,162,000)
Payment of semi-annual cash dividend	(2,351,000)	(2,211,000)
Proceeds from exercise of common stock options	2,004,000	1,012,000
Repurchase of common stock for treasury		(2,660,000)

Net cash provided by financing activities	5,941,000	2,679,000

Effect of exchange rate changes on cash	25,000

Increase (decrease) in cash and cash equivalents	(2,561,000)	220,000
Cash and cash equivalents at beginning of period	4,118,000	1,524,000

Cash and cash equivalents at end of period	$1,557,000	$1,744,000

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

        3.    Operating results for the first nine months of fiscal 2002 are not necessarily indicative of the performance for the entire year. The Company's business is historically seasonal with the highest level of sales and earnings in the Company's fourth fiscal quarter.

        4.    The computation of basic and diluted earnings per share, as prescribed by FASB No. 128, is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Numerator:
Earnings from continuing operations available to common shareholders	$2,253,000	$5,403,000	$569,000	$1,850,000

Denominator:
Weighted average shares outstanding-basic:	7,651,754	7,343,640	7,744,173	7,367,245
Add: Effect of dilutive stock options	480,691	545,374	291,388	612,502

Weighted average shares outstanding-diluted:	8,132,445	7,889,014	8,035,561	7,979,747

Earnings per share of common stock:
Basic	$0.29	$0.74	$0.07	$0.25
Diluted	$0.28	$0.69	$0.07	$0.23

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Weighted average exercise price per share	$24.84	$21.00	$24.04	$21.00
Number of shares	189,300	60,000	239,300	60,000

        5.    The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders'

equity. The Company has no other components of comprehensive earnings and had no comprehensive income items prior to fiscal 2001. The Company's total comprehensive earnings consists of the following:

	Nine Months Ended March 31, 2002	Three Months Ended March 31, 2002
Net earnings	$2,445,000	$569,000
Currency translation adjustment	25,000	14,000

Total comprehensive earnings	$2,470,000	$583,000

        6.    The Company's operations are being classified as two principal reportable segments within the highway and transportation safety industry. The Company's two reportable segments are: the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.

        The following table presents financial information about reported segments for the nine month and three month periods ended March 31, 2002 and 2001 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2002
NINE MONTHS
Net sales from external customers	$46,370,000	$15,909,000		$62,279,000
Operating profit (loss)	7,355,000	163,000	$(3,906,000)	3,612,000
Identifiable assets	51,252,000	38,732,000	5,180,000	95,164,000
THREE MONTHS
Net sales from external customers	$16,228,000	$5,279,000		$21,507,000
Operating profit (loss)	2,770,000	(435,000)	$(1,209,000)	1,126,000
2001
NINE MONTHS
Net sales from external customers	$53,951,000	$10,337,000		$64,288,000
Operating profit (loss)	12,659,000	2,173,000	$(5,136,000)	9,696,000
Identifiable assets	50,949,000	26,419,000	4,966,000	82,334,000
THREE MONTHS
Net sales from external customers	$18,652,000	$4,036,000		$22,688,000
Operating profit (loss)	4,527,000	652,000	$(1,826,000)	3,353,000

        7.    In July 2001, the Company sold certain assets of its non-highway plastic product line for $500,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%. In addition, the Company is to receive $250,000 during fiscal year 2002 for consulting services related to the sale. The gain on the sale of $749,000 was recorded as other income.

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

        SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. The Company believes that SSI will play an important part in the Inform segment by providing weather information to improve safety on the roads. SSI had revenues in its fiscal year ended June 30, 2001 of approximately $9,000,000. The Company paid a purchase price of approximately $11,300,000 in cash, net of cash acquired. No SSI bank debt was assumed. The Company's source of funds for this acquisition was its existing bank credit facility.

        The following unaudited pro forma summary presents the Company's consolidated results of operations for each of the nine-month and three-month periods ended March 31 as if the acquisition had occurred at the beginning of fiscal year 2001.

	Nine Months Ended March 31		Three Months Ended March 31
	2002	2001	2002	2001
Net sales	$63,066,000	$70,873,000	$21,507,000	$24,920,000
Net earnings	1,386,000	3,933,000	569,000	1,435,000
Net earnings per diluted share	.17	.50	.07	.18

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

        Intangible assets consist of the following:

	March 31, 2002		June 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,147,000	$1,115,000	$1,462,000	$1,009,000
Technology and installed base	2,610,000	113,000
Customer relationships	200,000	23,000
Other	130,000	12,000

	5,087,000	1,263,000	1,462,000	1,009,000
Indefinite-lived intangible assets:
Trade names	1,100,000

Total	$6,187,000	$1,263,000	$1,462,000	$1,009,000

        Amortization expense was $253,000 and $1,341,000 for the nine months ended March 31, 2002 and 2001, respectively. Amortization expense was $89,000 and $481,000 for the three months ended March 31, 2002 and 2001, respectively. The estimated amortization expense for this fiscal year ended June 30, 2002 and for the four fiscal years subsequent to 2002 is as follows: $354,000, $390,000, $354,000, $338,000 and $318,000.

        The carrying amount of goodwill consists of the following:

March 31, 2002		June 30, 2001
Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
$8,139,000	$21,249,000	$8,139,000	$16,750,000

        During the nine-month period ended March 31, 2002, goodwill in the amount of $4,549,000 was acquired in connection with the acquisition of SSI, and is included in the Inform segment.

        The reconciliation of net income, basic earnings per share and diluted earnings per share as reported, to that adjusted on a pro forma basis to exclude goodwill amortization, including related tax effects, as a result of adopting FAS No. 142 is as follows:

	Nine Months Ended March 31		Three Months Ended March 31
	2002	2001	2002	2001
Reported net income	$2,445,000	$5,403,000	$569,000	$1,850,000
Add: Goodwill amortization		710,000		258,000

Adjusted net income	$2,445,000	$6,113,000	$569,000	$2,108,000

Basic earnings per share:
Net income as reported	$.32	$.74	$.07	$.25
Add: Goodwill amortization		.09		.03

	$.32	$.83	$.07	$.28

Diluted earnings per share:
Net income as reported	$.30	$.69	$.07	$.23
Add: Goodwill amortization		.09		.03

	$.30	$.78	$.07	$.26

        10.  The Company made certain reclassifications to the current nine-month period in an effort to conform SSI's income statement classifications with those of the Company's. As a result, the Company reclassified $1,296,000 from selling and administrative expense to cost of sales which affects the quarter ended December 31, 2001. This reclassification has no impact on previously reported net earnings, but adjusts expense categories to conform SSI's expense classifications with the Company's historical classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

        The Company's sales for the first nine months of fiscal 2002 decreased 3% to $62,279,000 compared to $64,288,000 for the first nine months last year primarily due to soft shipments during the current nine-month period. The Company believes the decline in sales is primarily due to the delay of highway safety construction spending by many states as a result of their revenue collection shortfalls and budget deficits. Sales in the protect and direct segment decreased 14% for the first nine months of fiscal 2002 to $46,370,000 from $53,951,000 last year. Sales declined across the Company's Protect and Direct product lines with the exception of sales of parts, Triton Barrier® and the FreezeFree™ anti-icing system. Sales of the water-filled Triton Barrier continue to outpace last year as interest grows in the product's functionality as a portable security barrier. The Company continues to see interest in one of its newest products, the FreezeFree™ anti-icing system, with $768,000 in sales for the first nine months of fiscal 2002. The Company believes this product should continue to generate interest with greater sales potential in fiscal 2003 aided by the opportunities for add-on FreezeFree systems to the more than 600 bridges currently using the Company's weather systems acquired through Surface Systems, Inc. (SSI). Sales of the Company's Inform segment increased 54% to $15,909,000 for the first nine months of fiscal 2002 from $10,337,000 for the same period last year, primarily due to the acquisitions of SSI in August 2001 and National Signal, Inc. (NSI) in January 2001. These two acquisitions added $8,130,000 in sales for the current nine months of fiscal 2002 not comparable to the prior year. Organic sales for this segment decreased 25% for the first nine months as a result of decreased sales of advanced sensing products and highway advisory radios principally associated with the more discretionary demand for these products.

        The gross profit margin for the first nine months of fiscal 2002 was 35.7% compared to 44.0% for the same period last year. This decline in gross margin was principally due to volume inefficiencies associated with the lower level of organic sales for the Protect and Direct and for the Inform segments. The gross profit margin for the Protect and Direct segment declined to a lesser extent as a result of an adverse change in product sales mix with lower sales of the higher margin permanent crash cushions. Contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisitions of SSI and NSI as those gross profit margins are lower than the segment's historical gross profit margin.

        Selling and administrative expenses for the first nine months of fiscal 2002 decreased 3% or $560,000 to $17,087,000 from $17,647,000 last year. This decrease is due to both the decline in sales as well as cost containment initiatives. This decrease was offset somewhat by the inclusion of selling and administrative expenses from SSI and NSI which added approximately $2,342,000 in costs for the current nine-month period. Organic selling and administrative expenses for the current nine-month period decreased $2,902,000, or 16%.

        Research and development expenditures were $1,561,000 for the current nine-month period compared with $912,000 last year. The increase is due to a greater amount of expenditures for upgrades and modifications to existing products like the recently introduced QuadGuard® HS crash cushion for impacts up to 70 mph. The Company also worked on developing new products including wider models of the REACT 350® crash cushion and on advanced pavement sensors and software to provide an integrated system solution for collecting and providing traffic information.

        Operating profit decreased to $3,612,000 in the first nine months of fiscal 2002 from $9,696,000 in the first nine months of the prior year.

        Interest expense was $949,000 for the first nine months of fiscal 2002 compared to $1,042,000 for last year's nine-month period. Interest expense remained consistent due to the offsetting effects of a higher level of long-term debt outstanding due to the acquisition of SSI and lower interest rates for the current nine-month period.

        Other income was $830,000 for the first nine months of fiscal 2002 principally due to the gain on the sale of the Company's non-highway plastic product line.

        The Company's effective income tax rate for the first nine months of fiscal 2002 was 36% compared to an effective income tax rate of 38% for the same period last year. The decrease in the effective rate was due in part to the expected utilization of certain tax planning strategies. The Company believes its effective income tax rate for fiscal year 2002 will be approximately 36%.

        Earnings from continuing operations for the current nine-month period were $2,253,000 compared to $5,403,000 for the first nine months of the prior year. Net earnings were $2,445,000, or $0.30 per diluted share, for the current nine-month period compared to $5,403,000, or $0.69 per diluted share, for the nine months of the prior year. Net earnings for the first nine months of fiscal 2002 included a gain from discontinued operations of $192,000, net of income taxes, due to the favorable settlement of a lawsuit related to a long-standing accounts receivable that was ultimately paid by the guarantor.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER

        The Company's sales for the third quarter of fiscal 2002 decreased 5% to $21,507,000 from $22,688,000 in the third quarter last year reflecting continuing soft shipments during the current quarter. Sales for the Protect and Direct segment decreased 13% for the current third quarter to $16,228,000 from $18,652,000 primarily due to lower sales of permanent crash cushions and truck mounted attenuators, which were partially offset by increased sales of parts, the Triton Barrier® and the FreezeFree™ anti-icing system. Sales of the water-filled Triton Barrier increased 97% to $787,000 for the current third quarter due to demand for its security characteristics. Sales of the Company's Inform segment increased 31% for the current third quarter to $5,279,000 from $4,036,000 as a result of the acquisition of SSI in August 2001. SSI contributed sales of $1,955,000 for the third quarter of fiscal 2002. Organic sales for this segment decreased 18% for the third quarter as a result of decreased sales of advanced sensing products and highway advisory radios principally associated with the more discretionary demand for these products.

        The gross profit margin for the third quarter of the current year decreased to 35.4% compared to 43.3% for the same period last year. This decline in gross margin was principally due to volume inefficiencies associated with the lower level of organic sales for the Protect and Direct segment as well as the Inform segment. The gross profit margin for the Protect and Direct segment declined to a lesser extent as a result of an adverse change in product sales mix. Contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisitions of SSI and NSI as those gross profit margins are lower than the segment's historical gross profit margin.

        Selling and administrative expenses for the third quarter of fiscal 2002 decreased 6% or $343,000 to $5,815,000 from $6,158,000 for the third quarter of fiscal 2001. This decrease is due to both the decline in sales as well as cost containment initiatives. This decrease was offset somewhat by the inclusion of selling and administrative expenses from SSI which added $669,000 for the current third quarter. Organic selling and administrative expenses for the current third quarter decreased $1,012,000, or 16%.

        Research and development expenditures were $667,000 for the current third quarter compared with $314,000 for the third quarter last year. The Company continued with its work on new products including enhancements to its existing line of crash cushions along with advanced pavement sensor and software development to provide an integrated system solution of collecting and providing weather and traffic information.

        Operating profit decreased to $1,126,000 in the third quarter of fiscal 2002 from $3,353,000 in the third quarter of the prior year.

        Interest expense in the third quarter of the current year decreased to $240,000 from $378,000 for the third quarter of the prior year primarily due to lower interest rates during the current third quarter.

        The Company's effective income tax rate for the third quarter of fiscal 2002 was 36% compared to an effective income tax rate of 38% for the same period last year. The decrease in the effective rate was due in part to the expected utilization of certain tax planning strategies.

        Net earnings were $569,000, or $0.07 per diluted share, for the current third quarter compared to $1,850,000, or $0.23 per diluted share, for the third quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $1,557,000 as of March 31, 2002 and had access to additional funds of $14,300,000 under a three-year unsecured revolving credit agreement with three banks. The Company believes that this credit facility is an important source of liquidity. The credit agreement provides for a $40 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. At any time during the three years, the Company may elect to convert the loan to a four-year term with equal quarterly principal payments due throughout the term to amortize the loan in full. The Company is currently is compliance with all covenants in this agreement.

        Operating activities were a source of cash for the Company for the first nine months of fiscal 2002 providing $9,121,000.

        Investing activities used cash of $17,648,000 during the first nine months of fiscal 2002 including $6,245,000 for capital expenditures and $11,300,000 for the purchase of SSI in August 2001. Capital expenditures during the current nine-month period related principally to the expansion of the Company's primary manufacturing facility in Pell City, Alabama, nearly doubling its size to 300,000 square feet. Offsetting these expenditures somewhat, the Company received $581,000 in cash proceeds primarily from the sale of the Company's non-highway plastic product line.

        Financing activities provided cash of $5,941,000 during the first nine months of the current year. The Company borrowed a net $7,700,000 against its outstanding revolving credit facility primarily as a result of borrowing for the acquisition of SSI. The payments of the Company's semi-annual cash dividend used cash of $2,351,000. In addition, the Company used cash of $1,412,000 for the payment of notes payable due in connection with the acquisitions of NSI, Roadway Safety Service, Inc. and Nu-Metrics, Inc. The Company also received cash of $2,004,000 from the exercise of common stock options.

        For fiscal 2002, the Company anticipates needing approximately $7,000,000 in cash for capital expenditures, which includes approximately $4,500,000 in connection with the completion of the expansion of the Company's primary manufacturing facility in Pell City, Alabama as well as approximately $1,000,000 to upgrade the Company's information technology systems. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Company's June 30, 2001 consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy which is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The following is a summary of the more significant accounting policies and methods used by the Company:

        Revenue Recognition: As required by U.S. GAAP, the Company principally recognizes operating revenues when title and risk of loss pass to its customers, with appropriate provision for uncollectible accounts. The amounts recorded for these provisions and related allowances are not significant to the Company's consolidated financial position or results of operations.

        Long-Lived Assets: Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. Long-lived assets include such items as goodwill, patents, product rights and equity method investments. Patents and product rights are amortized on a straight-line basis over the life of the patent or agreement.

        Amortization expense of $1,835,000 was recognized for the year ended June 30, 2001. Effective July 1, 2001, with the adoption of Statement of Financial Accounting Standard (FAS) No. 142, the Company is no longer required to amortize a substantial portion of its goodwill and other indefinite-lived intangible assets. As a result, the Company estimates that amortization expense will approximate $354,000 for this fiscal year ending June 30, 2002. Under the new standard, the Company is also required to continue to review annually its goodwill and other intangible assets for possible impairment or loss of value. The initial goodwill impairment test has been completed, and as a result no impairment losses were recorded. The Company currently does not anticipate having to record any future impairment losses.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001 and is effective for fiscal years beginning after December 15, 2001. The Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature. The Company does not expect the adoption of this standard will have a significant impact on fiscal 2003 financial results.

FUTURE OUTLOOK

        The Company's operating results continue to reflect the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to revenue shortfalls and budget deficits at the state level where over 40 states are currently operating at a deficit. Currently, the Company is encouraged by recent improvements in order flow and backlog and based upon the seasonal nature of the Company's business, anticipates a traditional sales acceleration in the fiscal fourth quarter although below sales and profit levels of a year ago. Given the current uncertain economic conditions, the Company remains cautious about its near-term outlook.

        Looking ahead to fiscal 2003, current estimates project that government spending on highways could be reduced by between $4 to $8 billion, which would have an impact on the Company's prospects for 2003. The Company's earnings for fiscal year 2003 will also be dependent on the budgetary positions of the states. The current six year federal highway bill (TEA-21) expires on September 30, 2003. It is currently uncertain as to what the future governmental spending levels will be in the next highway funding bill.

FORWARD-LOOKING STATEMENTS

        Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" for purposes of the SEC's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Any statement that addresses expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

        Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's public filings with the SEC, news releases and other communications, which speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction and acceptance of the Company's products and services; the successful completion and integration of acquisitions; continued federal and state funding for highways and risks related to reductions in government expenditures; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company's governmental markets; pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and competitive and general economic conditions.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        Odin Systems International, Inc. v. Energy Absorption Systems, Inc., No. CV200-082, U.S. District Court for the Southern District of Georgia. This litigation has been settled. Under the terms of the settlement, Odin Systems International, Inc. ("Odin") assigned to Energy Absorption Systems, Inc. ("Energy") all of its anti-icing technology and patents, and Energy granted back to Odin a non-exclusive license to use the technology and patents. In addition, Odin agreed to pay Energy a nominal cash payment and future royalties on sales of anti-icing systems in the highway market. See the Company's Form 10-K for the year ended June 30, 2001, Item 3, for additional information.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

  None

        (b) Reports on Form 8-K.

  On March 26, 2002, the Company filed a report on Form 8-K dated March 18, 2002, reporting under Item 5 "Other Events and Regulation FD Disclosure", that the Company had acquired two patents and certain technology from B&B Electromatic, Inc. for a purchase price of $350,000 in cash. The patents relate to crossing gate technology that the Company intends to sell to the railroad crossing and highway markets.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: May 14, 2002	/s/ DANIEL P. GOREY DANIEL P. GOREY Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Consolidated Statements of Operations
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE