Form 10-K
period 2002-06-30
QUIXOTE CORP
filed 2002-09-27
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

Commission file number 0-7903

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-2675371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE EAST WACKER DRIVE, CHICAGO, ILLINOIS	60601
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (312) 467-6755

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($.01 2/3 Par Value)
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

        $131,353,776 as of September 16, 2002

        Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,773,168 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of September 16, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2002 which will be filed with the Commission on or about October 3, 2002 is incorporated by reference at Part III.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3-7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	8-9
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 7.A.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 8.	Financial Statements and Supplementary Data	15-33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
PART III
Item 10.	Directors and Executive Officers of the Registrant	34
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management	35
Item 13.	Certain Relationships and Related Transactions	35
PART IV
Item 14.	Controls and Procedures	35
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	35-38
SIGNATURES		39
CERTIFICATIONS		40

PART I
THE COMPANY

        Quixote Corporation was originally incorporated under the laws of the State of Delaware in 1969 as Energy Absorption Systems, Inc. In June, 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. Unless otherwise indicated herein, the terms "Quixote" and the "Company" refer to Quixote Corporation and its subsidiaries.

Item 1. Business

        Quixote Corporation and its subsidiaries develop, manufacture and market energy-absorbing highway crash cushions, sensing devices, weather information systems and services, variable message signs, highway advisory radios and other highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets.

        As of June 30, 2002, Quixote Corporation and its subsidiaries employed approximately 752 people.

Description of Business

        The Company's operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company's two reportable segments are—the manufacture and sale of highway and transportation safety products which "Protect and Direct", and the manufacture and sale of products and services which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The Company's Inform segment provides solutions for improving traffic flow and safety on the roads by providing information. The Company's products are sold primarily by a single sales force and distribution network to customers in the highway construction and safety business, state departments of transportation, or other governmental transportation agencies.

Protect and Direct Segment

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

        The Company develops, manufactures and markets lines of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand. The Company also manufactures and sells products that prevent crashes and help control the flow of traffic by directing or guiding. These products that direct consist of a line of flexible sign and guide post system (delineators) and a glare screen system. The guide posts are extruded from polyethylene and are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented, in-ground anchor system that permits inexpensive repair and replacement techniques.

The glare screen system, also made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles on roads where the inside lanes are adjacent to the median barrier.

Inform Segment

        To expand the Company's business within the highway and transportation safety industry, in fiscal 1998 the Company began acquiring companies that manufacture ITS products which provide information to improve traffic conditions and prevent crashes from occurring. These products comprise the Company's Inform segment. Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures and markets highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. In December 1998, the Company acquired Nu-Metrics, Inc., a leading innovator and manufacturer of electronic wireless measuring and sensing devices which gather and use information to relieve traffic congestion. In January 2001, the Company acquired National Signal, Inc. (NSI). NSI is engaged in the business of designing, manufacturing and distributing variable, electronic message signs, directional displays and warning lights for the transportation industry. Effective August 31, 2001, the Company acquired Surface Systems, Inc. (SSI). SSI is a manufacturer of patented pavement sensing equipment and specialized road weather stations and also provides both road condition and weather forecasting services.

        The Company's expanded highway and transportation safety products within the Inform segment include devices which can be used to measure distance and perform repetitive spacing to within one-tenth of an inch per mile and include portable or permanent sensors that record volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic and road surface condition and freezing point data which can be relayed on a real-time basis for monitoring at a transportation department's base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. The Company also manufactures and markets road/runway traffic and weather information systems. Using a tower equipped with weather instruments and special detectors, these systems can detect freezing conditions and provide valuable weather and traffic data to transportation departments or airports in order to dispatch salt trucks or automatically activate anti-icing systems. The Company is also a leading manufacturer of highway advisory radio (HAR) systems that broadcast traffic information using an AM radio frequency. HAR systems, in conjunction with flashing lights and message signs, advise drivers to tune into a particular AM station to communicate messages about traffic, road conditions and weather with reception up to six miles from the unit. The messages may be pre-recorded or updated on a real-time basis through a cellular or touch-tone phone or Local Area Network. The Company's products within the Inform segment also include variable message signs and directional displays which provide advance warning and directional information to oncoming drivers to assist in diverting and controlling traffic around areas of potential hazard. These LED signs and displays can be electronic, solar or diesel powered.

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

        Financial information relating to industry segments appears in Note 16 of the notes to Company's consolidated financial statements included herein.

Competition and Marketing

        The Company's products are sold in all 50 U.S. states and internationally. Domestically, regional managers supervise 48 domestic distributors and make direct sales in areas not covered by distributors. Although the federal government may provide matching funds for the purchase of highway safety products made by state and local governmental agencies, the federal government is not a direct purchaser of the Company's domestic products. The Company sells its products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports located in the U.S., Canada and Europe. For certain products, the Company sells using catalogs and inside sales personnel.

        Many international governments are now beginning to recognize the need for crash cushions and the Company's other highway safety products to ease traffic congestion and reduce traffic fatalities. The Company's products are sold internationally through a network of 65 distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

        The Company believes it is the leading U.S. manufacturer of highway crash cushions but does experience competition in specific crash cushion product lines within the Protect and Direct segment, particularly in the sand barrel, QuadGuard®, REACT 350® and TMA lines. The Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN), with TrafFix Devices, Inc. and with other smaller regional companies. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. There are several companies that manufacture and sell highway advisory radio systems. The Company's traffic counters and sensors compete with many different technologies including inductive loop detectors, microwave and infra-red sensors and machine-vision (video) that each offer certain advantages.

        Many competitors offer similar products to those sold by the Company, and a few are better capitalized than the Company. Such competition may have an adverse effect on the selling prices and profit margins of certain product lines, and depending on the product mix sold, can adversely affect the Company's financial results. The Company believes it competes effectively through its own advanced product development and patent protection, quality and price, and the effectiveness of its strong distribution network. The awarding of large contract orders by state departments of transportation and the timing of those awards also has an effect on the Company's sales and may affect the Company's results in any one particular fiscal period.

Government Policies and Funding

        The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A large portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Legislation called the Transportation Equity Act for the 21st Century (TEA-21) was passed in May of 1998 and provides federal funding of approximately $218 billion over a six-year period, an increase of more than 40% over previous spending levels. The current federal legislation also includes a guaranteed amount of funding for highway safety programs. These federal funds are currently based on gasoline tax revenues. The states must set aside 10% of the federal funds received each year under TEA-21 for safety construction activities such as hazard elimination. In order for highway devices to be eligible for federal funding, such devices must be approved by the FHWA. The Company is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

        TEA-21 expires on September 30, 2003 and it is currently uncertain as to what the future governmental spending levels will be in the next highway funding bill. Current estimates project that federal spending on highways for the year ended September 30, 2003 could be reduced by approximately $4 billion from approximately $32 billion. Currently the majority of states are operating at budget deficits. Any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on the Company's financial results.

        Internationally, funding and government policies vary by country in regard to highway and transportation safety. In many cases, additional testing of the Company's products may be required in order to obtain certification.

Backlog

        As of June 30, 2002, 2001, and 2000, the Company had a backlog of unfilled orders for highway safety devices of $12,667,000, $7,986,000 and $10,568,000, respectively. The Company can usually fill an order within two days to 8 weeks of receipt depending on the type of product.

Research and Development; Patents

        Many of the Company's products have patented features and the Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $2,468,000, $1,752,000 and $1,614,000 for the years 2002, 2001 and 2000, respectively.

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

        The Company owns a number of U.S. and foreign patents covering its major products. It actively seeks patent and trademark protection for new inventions and product improvements.

Raw Materials

        The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum and electronic components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. The Company believes that adequate supplies of these materials will continue to be available.

Major Customers

        No single customer of the Company represents a significant portion of total revenues. However, approximately 13% of the Company's consolidated revenues resulted from sales to customers in the State of Texas in fiscal 2002. Customers may consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. A change in policy in state spending could materially affect the Company's sales in that state.

Seasonality

        The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the Company's fourth and first fiscal quarters. As a result, the Company's sales and earnings in these quarters are the strongest with weaker sales and earnings occurring in the second and third fiscal quarters.

Foreign and Domestic Operations and Revenues

        The Company's operations consist of two industry segments engaged in the manufacture and sale of highway and transportation safety products. The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $8,596,000, $9,489,000 and $9,820,000 in 2002, 2001 and 2000 respectively.

Other

        Discontinued Operations: In fiscal years 1996 and 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. and its legal technologies businesses. During the year ended June 30, 2002, the Company recorded a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, due to the reversal of certain accruals related to contingencies which the Company no longer believes are probable and from the favorable outcome of a legal settlement.

Item 2. Properties

        Information relating to the Company's principal facilities is as follows:

Location	Available Space	Purpose	Owned or Leased
One East Wacker Drive Chicago, Illinois	19,000 sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct highway safety devices	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Warehouse and research and development facility for Protect and Direct highway safety devices	Owned
3300 N. Kenmore Street South Bend, Indiana	81,000 sq. ft.	Manufacture of Protect highway safety devices	Owned
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale and manufacture of highway advisory radio equipment	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of traffic sensing and distance measuring devices	Owned
14657 Industry Circle La Mirada, California	46,000 sq. ft.	Sale and manufacture of variable message signs	Leased
11612 Lilburn Park Road St. Louis, Missouri	17,000 sq. ft.	Sale and manufacture of sensing and weather forecasting products	Leased
200 Corporate Pointe Culver City, California	19,800 sq. ft.	Sublet to a third party	Leased

        The Company believes that its principal plants are suitable and adequate for the manufacturing and other activities performed at those plants. In addition to the principal facilities listed above, the Company has international locations used primarily for sales activities.

Item 3. Legal Proceedings

        The Company is subject to various legal proceedings and claims arising out of the conduct of its business. The Company believes, after consultation with counsel, that the outcome of such proceedings and claims will not have a material, adverse effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is quoted on The Nasdaq Stock Market®, under the symbol QUIX. Set forth are the daily high and low sales prices for the Company's common stock for the periods indicated, as reported by the Nasdaq.

	Three Months Ended
	9/30	12/31	3/31	6/30
FISCAL 2002
High	$28.52	$25.05	$19.41	$22.25
Low	20.70	15.40	16.90	15.82
FISCAL 2001
High	$17.38	$20.06	$24.13	$31.25
Low	12.59	13.78	17.50	20.94

        The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq National Market System section. As of September 16, 2002, there were 1,202 shareholders of record.

Dividend Policy

        During 2002, the Company declared semi-annual cash dividends of sixteen cents per share each declaration. During 2001, the Company declared semi-annual cash dividends of fifteen cents per share each declaration.

Equity Compensation Plan Information

        As of June 30, 2002, the Company has two outstanding stock option plans which were approved by the shareholders of the Company in November 2001. Additional information relating to the Company's stock option plans appears in Note 8 to the Company's consolidated financial statements included herein.

        The following table details information regarding the Company's equity compensation plans as of June 30, 2002:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,248,174	$15.28	553,500
Equity compensation plans not approved by security holders

	1,248,174	$15.28	553,500

Item 6. Selected Financial Data

	For the years ended June 30,
	2002	2001	2000	1999	1998
	Dollar amounts in thousands, except share data
Operating Results:
Net sales	$89,694	$93,554	$83,770	$71,987	$55,988
Gross profit	35,932	43,938	41,111	33,633	25,543
Selling and administrative expenses	23,975	23,299	24,208	19,606	15,420
Research and development expenses	2,468	1,752	1,614	1,544	1,570
Other income (expense)	(276)	(1,399)	(904)	(665)	199
Earnings from continuing operations	5,897	10,843	8,919	7,562	6,147
Net earnings	6,824	10,843	8,919	7,802	9
Cash dividends per common share	.32	.30	.29	.28	.26
Per Share Data:
Basic EPS:
Earnings from continuing operations	$.77	$1.47	$1.13	$.95	$.77
Net earnings	$.89	$1.47	$1.13	$.98	$.00
Weighted average common and common equivalent shares outstanding	7,682,706	7,377,443	7,868,554	7,986,094	7,943,653
Diluted EPS:
Earnings from continuing operations	$.73	$1.35	$1.10	$.92	$.76
Net earnings	$.84	$1.35	$1.10	$.95	$.00
Weighted average common and common equivalent shares outstanding	8,121,621	8,049,513	8,124,623	8,227,775	8,088,354
Financial Position:
Total assets	$100,044	$88,096	$73,264	$71,774	$59,065
Working capital	30,923	31,036	22,127	18,579	15,146
Property, plant and equipment, net	21,959	17,343	15,001	15,599	13,482
Long-term debt, net	24,772	21,526	15,596	11,901	7,677
Shareholders' equity	59,226	50,606	43,116	45,982	38,886
Book value per common share	7.62	6.73	5.84	5.70	4.94

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2002 Compared to 2001

        The Company's sales decreased 4% to $89,694,000 in 2002 from $93,554,000 for 2001 primarily due to the delay of highway safety construction spending for the Company's products by many states as a result of their revenue collection shortfalls and budget deficits. International sales declined 9% to $8,596,000 in 2002 compared to $9,489,000 for 2001 due to lower sales of the Company's lines of permanent crash cushions and truck-mounted attenuator (TMA) products. Sales in the Protect and Direct segment decreased 14% to $67,225,000 from $78,499,000 for 2001. Sales declined across the Company's Protect and Direct product lines with the exception of sales of parts, the Triton Barrier® product and the FreezeFree™ anti-icing system. Sales of the water-filled Triton Barrier product outpaced last year as interest grew in the product's functionality as a portable security barrier. The Company began to see interest in one of its newer products, the FreezeFree™ anti-icing system, with $768,000 in sales for fiscal 2002. The Company believes this product should continue to generate interest with greater sales potential in fiscal 2003 aided by the opportunities for add-on FreezeFree systems to the more than 600 bridges currently using the Company's weather systems acquired through Surface Systems, Inc. (SSI). Sales of the Company's Inform segment increased 49% to $22,469,000 from $15,055,000 for fiscal 2001, primarily due to the acquisitions of SSI in August 2001 and National Signal, Inc. (NSI) in January 2001. These two acquisitions added $11,033,000 of sales in fiscal 2002 not comparable to the prior year. Organic sales for this segment decreased 24% as a result of decreased sales of advanced sensing products and highway advisory radios principally due to the more discretionary demand for these products.

        The gross profit margin for 2002 was 40.1% compared to 47.0% for 2001. This decline in gross margin was principally due to volume inefficiencies associated with the lower level of organic sales for the Protect and Direct and for the Inform segments. The gross profit margin for the Protect and Direct segment declined to a lesser extent as a result of an adverse change in product sales mix with lower sales of the higher margin permanent crash cushions. Contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisitions of SSI and NSI as those gross profit margins are lower than the segment's historical gross profit margin.

        Selling and administrative expenses for 2002 increased 3% or $676,000 to $23,975,000 from $23,299,000 for 2001. Selling and administrative expenses increased as a percentage of sales to 27% of sales for 2002 from 25% of sales for 2001. The increase in the percentage of sales was due to the fixed component of many of the Company's expenses. The increase in dollars was due to the inclusion of selling and administrative expenses from SSI and NSI which added approximately $3,329,000 in costs for the year. Organic selling and administrative expenses for the year decreased $2,653,000, or 11%, due to both the decline in sales as well as cost containment initiatives.

        Research and development expenditures were $2,468,000 for 2002 compared to $1,752,000 for 2001. The increase was due to greater expenditures for upgrades and modifications to existing products like the recently introduced Safe-Stop® 180o TMA with an innovative, more compact design including a tilt feature for easy storage and the QuadGuard® HS crash cushion for impacts up to 70 mph. The Company also worked on developing other new products including wider models of the REACT 350® crash cushion and on advanced pavement sensors and software to provide an integrated system solution for collecting and providing traffic information.

        Operating profit decreased to $9,489,000 in 2002 from $18,887,000 for 2001.

        Interest expense was $1,184,000 for 2002 compared to $1,479,000 for 2001. Interest expense decreased due to the lower interest rates for the current year, offset partially by the higher level of average long-term debt outstanding due to the acquisition of SSI.

        Other income was $830,000 for 2002 related to the gain on the sale of the Company's non-highway plastic product line.

        The Company's effective income tax rate for 2002 was 36% compared to an effective income tax rate of 38% for 2001. The decrease in the effective rate was due in part to the expected utilization of certain tax planning strategies. The Company believes its effective income tax rate for fiscal year 2003 will decrease to approximately 35% due to the Company's effective use of certain state tax planning strategies.

        Earnings from continuing operations for 2002 were $5,897,000 compared to $10,843,000 for 2001. Net earnings were $6,824,000, or $0.84 per diluted share, for the year compared to $10,843,000, or $1.35 per diluted share, for 2001. Net earnings for 2002 included a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, due to the reversal of certain accruals related to contingencies which the Company no longer believes are probable of occurring and from the favorable outcome of a legal settlement.

2001 Compared to 2000

        The Company's sales increased 12% to $93,554,000 in 2001 from $83,770,000 for 2000 due to organic sales growth as well as growth from the acquisition of NSI. Organic sales increased 7% primarily due to demand for the Company's line of permanent crash cushion products and highway advisory radio systems. International sales declined 3% to $9,489,000 in 2001 against a difficult comparison of $9,820,000 for 2000 when international sales increased 56% over 1999. Sales for the Protect and Direct segment increased 6% in 2001 to $78,499,000 due to strong sales of the QuadGuard® family of crash cushion products, the REACT 350® crash cushion and part sales. These increases in sales were offset somewhat by declining sales of TMA products, sand-filled barrels, highway delineators and Triton Barrier® products. Sales for the Inform segment increased 50% in 2001 to $15,055,000 from $10,013,000 for 2000. NSI, acquired in January 2001, contributed $3,670,000 for the six months as part of the Company. Sales of highway advisory radio systems increased 81% in 2001 due to increased demand resulting in several large shipments during the year. These increases in sales for the Inform segment were offset somewhat by decreased sales of advanced sensing products.

        The gross profit margin for 2001 decreased to 47.0% from 49.1% for 2000. The gross profit margin for 2001 for the Protect and Direct segment remained consistent with 2000 as changes in product sales mix during 2001 had a minimal impact on the gross margin. The gross profit margin for the Inform segment declined in part as NSI's gross profit margin is below the Company's historical Inform segment gross margin and also due in part to decreased sales of higher margin large system contract work in 2001.

        Selling and administrative expenses for 2001 decreased 4% to $23,299,000 from $24,208,000 for 2000. Selling and administrative expenses declined as a percentage of sales to 25% of sales for 2001 from 29% of sales for 2000. The decline in the percentage of sales was due to the fixed component of many of the Company's expenses. The level of selling and administrative expenses in dollars decreased for 2001 compared to 2000 due principally to decreased legal, bad debt and sales commission expenses in 2001. The acquisition of NSI added $897,000 of selling and administrative expenses for the six months that NSI was a part of the Company. In addition, the equity loss on the investment in the joint venture, Transportation Management Technologies, L.L.C. (TMT), was $870,000 for 2001 compared to $316,000 for 2000. Effective April 2001, the Company liquidated its interest in the TMT joint venture.

        Research and development expenses for 2001 increased 9% to $1,752,000 from $1,614,000 for 2000. During 2001, the Company made expenditures for the development and testing related to new crash cushion technology, additional sensing technology for the recently developed FreezeFree™ system and software projects. The Company made other expenditures for development projects for new applications as well as upgrades and modifications for existing products.

        Operating profit increased 24% to $18,887,000 for 2001 from $15,289,000 for 2000.

        Interest expense increased to $1,479,000 in 2001 from $932,000 for 2000. The increase in interest expense was related to the higher level of average long-term debt outstanding during 2001 in connection with the acquisition of NSI and the Company's stock repurchase program, offset partially by the effect of a decline in interest rates during the year.

        The Company's effective income tax rate for 2001 was 38%, the same effective income tax rate for 2000.

        Net earnings increased 22% in 2001 to $10,843,000, or $1.35 per diluted share, from $8,919,000, or $1.10 per diluted share, for 2000.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $1,798,000 and access to additional funds of $17,500,000 under its bank arrangements as of June 30, 2002. Operating activities were a source of cash for the Company for fiscal 2002 providing $12,670,000.

        Investing activities used cash of $18,230,000 during fiscal 2002 including $11,300,000 for the purchase of SSI. Capital expenditures in 2002 were $7,004,000 including amounts in connection with the expansion of the Company's primary manufacturing facility in Pell City, Alabama doubling its size to 300,000 square feet as well as for the upgrade of the Company's information technology systems. The Company also paid $691,000 related to patent expenditures. Offsetting these expenditures somewhat, the Company received $581,000 in cash proceeds and payments on a note receivable in the amount of $184,000 related to the sale of the Company's non-highway plastic product line.

        Financing activities provided cash of $3,196,000 during 2002. The Company borrowed a net $4,500,000 against its outstanding revolving credit facility primarily due to the acquisition of SSI. The payments of the Company's semi-annual cash dividend used cash of $2,351,000. In addition, the Company used cash of $1,502,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc., Nu-Metrics, Inc. and NSI. The Company also received cash of $2,549,000 from the exercise of common stock options.

        For fiscal 2003, the Company anticipates needing approximately $3,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

Critical Accounting Policies

        Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission (SEC), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Company's consolidated financial statements included herein includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy which is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America (U.S. GAAP). The following is a summary of the more significant accounting policies and methods used by the Company:

        Revenue Recognition: Revenues are recognized when either title and risk of loss of products has been transferred to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts.

        Long-Lived Assets: Long-lived assets include such items as goodwill, patents, product rights and equity method investments. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually using the discounted cash flow method. Patents and product rights are amortized on a straight-line basis over the life of the patent or agreement.

        Amortization expense of $398,000 and $1,835,000 was recognized for the years ended June 30, 2002 and 2001, respectively. Effective July 1, 2001, with the adoption of Statement of Financial Accounting Standard (FAS) No. 142, the Company is no longer required to amortize a substantial portion of its goodwill and other indefinite-lived intangible assets. As a result, the Company estimates that amortization expense will be approximately $424,000 for the fiscal year ending June 30, 2003.

Recently Issued Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued FAS No. 143, "Accounting for the Obligations Associated with the Retirement of Long-Lived Assets," in June 2001 which is effective for fiscal years beginning after December 15, 2001. The statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001 which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 establishes a single accounting method for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets, including discontinued operations. In May 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 84 and Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002," which is effective for fiscal years beginning after May 15, 2002. This statement modifies reporting for the adjustment of debt and accounting for leases. The Company does not expect the adoption of these standards will have a significant impact on fiscal 2003 financial results.

Future Outlook

        The Company's operating results continue to reflect the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to revenue shortfalls and budget deficits at the state level where the majority of states are currently operating at a deficit. Currently, the Company is encouraged by recent improvements in order flow and backlog. However, given the current uncertain economic conditions, the Company remains cautious about its near-term outlook.

        Looking ahead to fiscal 2003, current estimates project that federal spending on highways could be reduced by approximately $4 billion from approximately $32 billion, which could have an impact on the Company's prospects for 2003. The Company's earnings for fiscal year 2003 also will be dependent on the budgetary positions of the states. In addition, the current six- year federal highway bill (TEA-21) expires on September 30, 2003. It is currently uncertain as to what the future governmental spending levels will be in the next highway funding bill. In addition, the Company believes that competition may have an adverse effect on selling prices and gross profit margins for certain product lines.

Item 7.A. Quantitative and Qualitative Disclosures about Market Risk

        The Company's market risk is primarily the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are primarily at variable LIBOR-associated rates and fixed prime-associated interest rates and are denominated in U.S. dollars. In order to minimize the long-term costs of borrowing, the Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements. The Company does not have any derivative instruments associated with interest rates and is not a party to any transactions involving leveraged derivatives. As described in Note 7 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2002 and 2001 was $24,772,000 and $21,526,000, respectively. A hypothetical 1% immediate increase in interest rates would adversely affect the Company's 2002 and 2001 net earnings and cash flows by approximately $160,000 and $100,000, respectively.

        The majority of the Company's business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of the Company's operations. Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company did not hold derivatives for trading purposes during 2002 or 2001. Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. However, there were no significant transaction gains or losses during 2002 or 2001 and the Company does not believe it is currently exposed to any material risk of loss from currency exchange fluctuations.

Forward Looking Statements

        Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward-looking statements" for purposes of the SEC's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Any statement that addresses expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

        Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction and acceptance of the Company's products and services; the successful completion and integration of acquisitions; continued federal and state funding for highways and risks related to reductions in government expenditures; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company's governmental markets; pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and competitive and general economic conditions.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the board of directors and shareholders of Quixote Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 35 present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 2, 2002

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
	2002	2001	2000
	Dollar amounts in thousands, except share data
Net sales	$89,694	$93,554	$83,770
Cost of sales	53,762	49,616	42,659

Gross profit	35,932	43,938	41,111
Operating expenses:
Selling and administrative	23,975	23,299	24,208
Research and development	2,468	1,752	1,614

	26,443	25,051	25,822

Operating profit	9,489	18,887	15,289
Other income (expense):
Interest income	78	68	31
Interest expense	(1,184)	(1,479)	(932)
Other	830	12	(3)

	(276)	(1,399)	(904)

Earnings from continuing operations
before provision for income taxes	9,213	17,488	14,385
Provision for income taxes	3,316	6,645	5,466

Earnings from continuing operations	5,897	10,843	8,919
Discontinued operations:
Gain on disposal, net of income taxes	927

Net earnings	$6,824	$10,843	$8,919

Basic earnings per share:
Earnings from continuing operations	$.77	$1.47	$1.13

Net earnings	$.89	$1.47	$1.13

Weighted average common and common equivalent shares outstanding	7,682,706	7,377,443	7,868,554

Diluted earnings per share:
Earnings from continuing operations	$.73	$1.35	$1.10

Net earnings	$.84	$1.35	$1.10

Weighted average common and common equivalent shares outstanding	8,121,621	8,049,513	8,124,623

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2002	2001
	Dollar amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$1,798	$4,118
Accounts receivable, net of allowance for doubtful accounts of $1,546 in 2002 and $777 in 2001	24,448	21,207
Refundable income taxes	732
Inventories, net	11,890	16,871
Deferred income tax assets	3,098	2,593
Notes receivable	233
Other current assets	895	283

Total current assets	43,094	45,072
Property, plant and equipment at cost:
Land	1,434	1,444
Buildings and improvements	15,064	11,119
Machinery and equipment	12,572	12,950
Furniture and fixtures	1,880	1,650
Computer equipment and software	5,521	2,446
Leasehold improvements	684	693
Construction in progress	173	1,791

	37,328	32,093
Less: accumulated depreciation	(15,369)	(14,750)

	21,959	17,343
Goodwill	29,594	24,889
Intangible assets, net	4,967	453
Other assets	430	339

	$100,044	$88,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$998	$1,179
Accounts payable	4,511	3,622
Dividends payable	1,240	1,123
Income taxes payable		1,869
Accrued expenses:
Payroll and commissions	2,418	3,017
Other	3,004	3,226

Total current liabilities	12,171	14,036
Long-term debt, net of current portion	24,772	21,526
Deferred income tax liabilities	3,010	973
Other long-term liabilities	865	955
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 9,744,033 shares—2002 and issued 9,485,585 shares—2001	162	158
Capital in excess of par value of stock	40,033	35,738
Retained earnings	40,547	36,192
Currency translation adjustment	(424)	(390)
Treasury stock, at cost, 1,967,963 shares—2002 and 2001	(21,092)	(21,092)

Total shareholders' equity	59,226	50,606

	$100,044	$88,096

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the three years ended June 30, 2002
	Common Stock		Capital in Excess of Par Value of Stock			Treasury Stock
				Currency Translation Adjustment	Retained Earnings
	Shares	Dollars				Shares	Dollars
	Dollar amounts in thousands, except share data
BALANCES, JUNE 30, 1999	9,104,166	$151	$32,929		$20,884	1,032,420	$(7,982)
Exercise of options	84,234	2	744
Net earnings—2000					8,919
Declaration of semi-annual cash dividends ($0.14 and $0.15 per share)					(2,238)
Issuance of shares pursuant to the stock retirement plan	10,794		157
Purchase of shares at $12.00 to $15.50 per share						778,000	(10,450)

BALANCES, JUNE 30, 2000	9,199,194	153	$33,830		27,565	1,810,420	(18,432)
Exercise of options	275,597	5	1,614
Net earnings—2001					10,843
Currency translation adjustment				$(390)
Declaration of semi-annual cash dividends ($0.15 per share)					(2,216)
Issuance of shares pursuant to the stock retirement plan	10,794		294
Purchase of shares at $14.58 to $18.25 per share						157,543	(2,660)

BALANCES, JUNE 30, 2001	9,485,585	158	35,738	(390)	36,192	1,967,963	(21,092)
Exercise of options	247,654	4	4,092
Net earnings—2002					6,824
Currency translation adjustment				(34)
Declaration of semi-annual cash dividends ($0.16 per share)					(2,469)
Issuance of shares pursuant to the stock retirement plan	10,794		203

BALANCES, JUNE 30, 2002	9,744,033	$162	$40,033	$(424)	$40,547	1,967,963	$(21,092)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
	2002	2001	2000
	Dollar amounts in thousands
OPERATING ACTIVITIES:
Earnings from continuing operations	$5,897	$10,843	$8,919
Discontinued operations:
Gain on disposal, net of income taxes	927

Net earnings	6,824	10,843	8,919
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Depreciation	3,141	2,081	1,966
Amortization	398	1,835	1,868
Discontinued operations	(927)
Gain on sale of assets	(830)
Deferred income taxes	1,982	(30)	521
Provisions for losses on accounts receivable	351	(100)	530
Income tax benefit from employee stock options	1,547	5	166
Issuance of stock retirement plan shares	203	294	157
Loss on investment in TMT joint venture		870	316
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,411)	1,262	(3,662)
Inventories	6,595	(5,876)	(1,565)
Refundable income taxes	(821)
Other assets	(218)	(20)	279
Accounts payable and accrued expenses	(2,753)	(832)	(656)
Income taxes payable	(1,539)	1,142	36

Net cash provided by operating activities of continuing operations	12,542	11,474	8,875
Net cash provided by (used in) discontinued operations	128	(349)	(149)

Net cash provided by operating activities	12,670	11,125	8,726

INVESTING ACTIVITIES:
Cash paid for acquired businesses	(11,300)	(2,950)
Capital expenditures	(7,004)	(3,689)	(1,368)
Proceeds from sale of assets	581
Investment in TMT joint venture		(615)	(361)
Patent expenditures	(691)	(269)
Payments on notes receivable	184
Other			(116)

Net cash used in investing activities	(18,230)	(7,523)	(1,845)

FINANCING ACTIVITIES:
Payments on notes payable	(1,502)	(2,313)	(697)
Payments on revolving credit agreement	(23,200)	(21,350)	(7,300)
Proceeds from revolving credit agreement	27,700	27,050	11,600
Payment of semi-annual cash dividends	(2,351)	(2,211)	(2,249)
Proceeds from exercise of common stock options	2,549	1,614	580
Change in bank overdrafts		(1,006)	1,006
Repurchase of common stock for treasury		(2,660)	(10,450)

Net cash provided by (used in) financing activities	3,196	(876)	(7,510)

Effect of exchange rate changes on cash	44	(132)

Net change in cash and cash equivalents	(2,320)	2,594	(629)
Cash and cash equivalents at beginning of year	4,118	1,524	2,153

Cash and cash equivalents at end of year	$1,798	$4,118	$1,524

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

FINANCIAL INSTRUMENTS

        The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms and maturity.

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

LONG-LIVED ASSETS

        Long-lived assets include such items as goodwill, patents, product rights and equity method investments. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually using the discounted cash flow method. Patents and product rights are amortized on a straight-line basis over the life of the patent or agreement.

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

PROPERTY, PLANT AND EQUIPMENT

        The Company capitalizes expenditures for major renewals and betterments and charges current earnings with the cost of maintenance and repairs. Provisions for depreciation have been computed on a straight-line or systematic method based on the expected useful lives of the assets as indicated below:

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 12 years
Furniture and fixtures	3 to 10 years
Computer equipment and software	3 to 7 years
Leasehold improvements	5 to 10 years

        The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of retirement or other disposition with the gain or loss credited or charged to earnings.

COMPUTER SOFTWARE

        The Company capitalizes certain costs incurred in connection with developing, obtaining or implementing internal use computer software. During 2002 and 2001, approximately $1,910,000 and $1,191,000, respectively, of computer software was capitalized relating to a new manufacturing and accounting system.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets are no longer amortized and that such assets be tested for impairment at least annually.

        The Financial Accounting Standards Board (FASB) issued FAS No. 143, "Accounting for the Obligations Associated with the Retirement of Long-Lived Assets," in June 2001 which is effective for fiscal years beginning after December 15, 2001. The statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001 which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 establishes a single accounting method for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets, including discontinued operations. In May 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 84 and Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002," which is effective for fiscal years beginning after May 15, 2002. This statement modifies reporting for the adjustment of debt and accounting for leases. The Company does not expect the adoption of these standards will have a significant impact on fiscal 2003 financial results.

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentations.

REVENUE RECOGNITION

        Revenues are recognized when either title and risk of loss of products has been transferred to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts.

STOCK-BASED COMPENSATION

        The Company follows the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

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

3.    ACQUISITIONS

        Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI). The acquisition has been accounted for in accordance with FAS No. 141, and the operating results have been included in the consolidated results since the date of acquisition. SSI has been included in the Company's Inform segment. SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. The Company believes that SSI will play an important part in the Inform segment by providing weather information to improve safety on the roads. SSI had revenues for its fiscal year ended June 30, 2001 of approximately $9,000,000. The Company paid a purchase price of approximately $11,300,000 in cash, net of cash acquired. No SSI bank debt was assumed. The Company's source of funds for this acquisition was its existing bank credit facility.

        The following unaudited summary presents the estimated fair values of the assets acquired and liabilities assumed as of August 31, 2001, the date of acquisition.

(Dollar amounts in thousands)
Current assets	$4,880
Property, plant and equipment	1,005
Intangible assets	4,040
Goodwill	4,755
Other long-term assets	210

Total assets	14,890

Current liabilities	3,262
Long-term liabilities	152

Total liabilities	3,414

Net assets	$11,476

        The allocation of purchase price above reflects adjustments made during fiscal year 2002 based on finalization of valuations of certain assets and liabilities. As a result of these adjustments, goodwill was increased by $1,454,000 during fiscal year 2002. The intangible assets acquired were assigned as follows:

	Gross Carrying Amount	Weighted-average Useful Life
	(Dollar amounts in thousands)
Amortized intangible assets:
Technology and installed base	$2,610	14 years
Customer relationships	200	5 years
Other	130	9 years

	2,940	13 years

Indefinite-lived intangible assets:
Trade names	1,100

Total	$4,040

        Effective January 1, 2001, the Company acquired all of the stock of National Signal, Inc. (NSI). The acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated results since the date of acquisition. NSI is engaged in designing, manufacturing and distributing variable message signs, directional displays and warning lights for the transportation industry. NSI is based in La Mirada, California and had revenues for calendar 2000 of approximately $8,000,000. The purchase price was $4,450,000, of which $2,950,000 was paid in cash. The remaining $1,500,000 was paid in a three-year, 5% promissory note, payable in equal annual installments. In addition, the selling shareholders have an opportunity to earn up to $2,500,000, as additional purchase price consideration, by attaining certain sales and earnings targets over the three calendar years following the acquisition date. As of June 30, 2002, no additional purchase price has been recorded. The excess of purchase price over the estimated fair value of the assets acquired approximated $4,100,000. NSI has been included in the Company's Inform segment.

        The following unaudited pro forma summary presents the consolidated results of operations for each of the years ended June 30 as if the acquisitions had occurred at the beginning of fiscal 2001:

	(Unaudited)
	2002	2001
	(Dollar amounts in thousands, except per share data)
Net sales	$90,481	$107,006
Net earnings	5,765	8,726
Net earnings per diluted share	.71	1 .08

        The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

        In October 1998, the Company entered into a joint venture, known as Transportation Management Technologies, L.L.C. (TMT), to market pavement inspection and other high technology products and services to highway departments in the United States. The Company invested $1,740,000 in TMT, of which $764,000 was paid in 1999, $361,000 in 2000 and $615,000 in 2001, for a 19% interest in the joint venture. This investment was being accounted for under the equity method of accounting. Effective April 2001, the Company liquidated its remaining $500,000 interest in the TMT joint venture in exchange for one of the venture's pavement inspection vehicles.

4.    DISPOSITIONS AND DISCONTINUED OPERATIONS

        In fiscal years 1996 and 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. and its legal technologies businesses. During the year ended June 30, 2002, the Company recorded a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, of which $735,000 was due to the reversal of certain accruals in the fourth quarter related to contingencies which the Company no longer believes are probable of occurring and $192,000 from the favorable outcome of a legal settlement. As of June 30, 2002, ongoing lease obligations relating to a facility formerly used by a legal technologies business total $1,028,000, of which $261,000 are classified in other accrued expenses and $767,000 in other long-term liabilities. The amounts relating to discontinued operations included in the balance sheet as of June 30, 2001 have been reclassified to conform to the current year presentation, and accordingly $1,423,000 is classified in other accrued expenses, $955,000 is classified in other long-term liabilities, $494,000 is classified in deferred income tax assets and $474,000 of noncurrent deferred income tax assets are classified in deferred income tax liabilities.

        During the year ended June 30, 2002, the Company recorded other income of $830,000 related to the gain on sale of certain assets of its non-highway plastic product line for $581,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%.

5.    INVENTORIES

        Inventories consist of the following at June 30:

	2002	2001
	(Dollar amounts in thousands)
Finished goods	$6,497	$11,362
Work-in-process	2,453	2,230
Raw materials	2,940	3,279

	$11,890	$16,871

6.    INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following as of June 30:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)
Amortized intangible assets:
Patents and licenses	$2,334	$1,195	$1,462	$1,009
Technology and installed base	2,610	162
Customer relationships	200	33
Other	130	17

	5,274	1,407	1,462	1,009
Indefinite-lived intangible assets:
Trade names	1,100

Total	$6,374	$1,407	$1,462	$1,009

        Amortization expense was $398,000 and $1,835,000 for the years ended June 30, 2002 and 2001, respectively. The estimated amortization expense for the five fiscal years subsequent to 2002 is as follows: $424,000, $388,000, $352,000, $343,000 and $271,000.

        The carrying amount of goodwill consists of the following at June 30:

2002		2001
Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
(Dollar amounts in thousands)
$8,139	$21,455	$8,139	$16,750

        During the fiscal year ended June 30, 2002, goodwill in the amount of $4,755,000 was acquired in connection with the acquisition of SSI, and is included in the Inform segment.

        The reconciliation of net income, basic earnings per share and diluted earnings per share as reported, to that adjusted on a pro forma basis to exclude goodwill amortization, including related tax effects, is as follows:

	2002	2001
	(Dollar amounts in thousands, except per share data)
Reported net income	$6,824	$10,843
Add: Goodwill amortization		967

Adjusted net income	$6,824	$11,810

Basic earnings per share as reported	$.89	$1.47
Add: Goodwill amortization		.13

Adjusted basic earnings per share	$.89	$1.60

Basic earnings per share as reported	$.84	$1.35
Add: Goodwill amortization		.12

Adjusted basic earnings per share	$.84	$1.47

7.    LONG-TERM DEBT

        Long-term debt consists of the following at June 30:

	2002	2001
	(Dollar amounts in thousands)
Revolving credit note due October 31, 2004, interest at variable rates	$22,500	$18,000
Notes payable, net of discounts of $579—2002 and $834—2001	3,136	4,241
Other	134	464

Total long-term debt	25,770	22,705
Less current portion	998	1,179

Long-term debt, net	$24,772	$21,526

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

        The notes payable were entered into in connection with the acquisitions of Roadway Safety Service, Inc. (Roadway) and NSI and are payable to several former owners and employees. The Roadway notes are payable quarterly over five and ten year periods through 2007 with interest imputed at 8.5%. The NSI note is a three-year, 5% promissory note, payable in equal annual installments.

        The aggregate amount of maturities of long-term debt for the four years subsequent to 2003 assuming renewal of the revolving credit note is as follows: $865,000 in 2004, $393,000 in 2005, $427,000 in 2006 and $465,000 in 2007.

8.    STOCK OPTIONS AND STOCK TRANSACTIONS

        The Company has stock option plans providing for grants of options for directors based upon a fixed calculation and for employees as may be determined by the Compensation Committee of the Board of Directors. Options under the plans are to be granted at no less than 100% of the current market price at the date of the grant. The Company's Long-Term Stock Ownership Incentive Plan and the Director Stock Option Plan expired in November 2001. In November 2001, the shareholders of the Company approved the 2001 Employee Stock Incentive Plan (Incentive Plan) and the 2001 Non-Employee Directors Stock Option Plan. Options vest over not less than a six-month period and have a term of not more than ten years. No charges are made to earnings in connection with the option plans.

        Information with respect to stock option activity under the Company's plans is as follows:

	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price
June 30, 1999	1,020,278	$6.88 to $21.00	$10.99

Granted	475,000	13.32 to 14.91	13.47
Exercised	(116,733)	8.00 to 12.63	9.32
Cancelled or expired	(12,333)	12.15 to 12.19	12.18

June 30, 2000	1,366,212	6.88 to 21.00	11.98

Granted	390,700	13.75 to 16.00	15.10
Exercised	(364,905)	6.88 to 21.00	10.54
Cancelled or expired	(12,633)	12.15 to 16.00	14.48

June 30, 2001	1,379,374	6.88 to 21.00	13.23

Granted	189,300	23.77 to 24.95	24.84
Exercised	(283,834)	6.88 to 16.00	11.42
Cancelled or expired	(36,666)	13.32 to 24.95	17.15

June 30, 2002	1,248,174	$6.88 to $24.95	$15.28

        Options outstanding at June 30, 2002 are exercisable as follows: 714,628 currently, 308,557 in 2003, 170,217 in 2004 and 54,772 thereafter. The weighted average fair value of options granted during 2002, 2001 and 2000 was $6.20, $5.13 and $4.80, respectively. As of June 30, 2002, the Company has 553,500 common shares reserved for its option and award plans.

        The following is the composition of the June 30, 2002 stock option balance:

	Outstanding			Currently Exercisable
Options having a per share exercise price of:	Weighted average remaining life	Weighted average exercise price per share	Number of shares	Weighted average exercise price	Number of shares
$ 6.88 to $ 9.00	4.0 years	$8.28	98,445	$8.28	98,445
10.00 to 14.91	3.8 years	13.21	708,229	13.03	479,783
16.00 to 20.00	4.1 years	16.00	211,200	16.00	70,400
21.00 to 24.95	3.9 years	24.00	230,300	21.91	66,000

$ 6.88 to $24.95	3.9 years	$15.28	1,248,174	$13.49	714,628

        Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 2002, 2001 and 2000 consistent with the provisions of FAS No. 123, the Company's net earnings and net earnings per diluted share would have been changed to the pro forma amounts indicated below:

	2002	2001	2000
	(Dollar amounts in thousands, except per share data)
Net earnings	$5,858	$9,766	$8,202
Net earnings per diluted share	.72	1.21	1.01

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Risk free interest rate	3.3%-4.5%	5.8%-6.1%	5.9%-6.6%
Expected dividend yield	1.89%	1.94%	2.08%
Weighted average expected volatility	29%	37%	38%
Weighted-average expected life	4.2 years	4.9 years	5.2 years

9.    SHAREHOLDER RIGHTS PLAN

        The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Plan calls for stockholders of record as of July 14, 1998 to receive a dividend distribution of one right for each outstanding share of the Company's common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15% of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right.

        If after an acquiring person becomes the beneficial holder of more than 15% of the Company's outstanding common stock and then the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation or 50% or more of the Company's assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right. The Company may redeem the rights, for $.01 per right, under certain circumstances.

10.    RETIREMENT PLANS

        The Incentive Plan contains a provision for a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which the executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The Incentive Plan resulted in a charge to earnings of $368,000 in 2002, $533,000 in 2001 and $284,000 in 2000.

        The Company has an incentive savings plan covering substantially all employees of the Company. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company contributes a matching contribution based upon a percentage of the participants' contributions which is invested directly in the common stock of the Company. Additional discretionary company contributions may be made at the option of the Company's Board of Directors. The expense for the plan was $701,000 in 2002, $613,000 in 2001 and $500,000 in 2000.

11.    INCOME TAXES

        The income tax provision for continuing and discontinued operations consist of the following:

	2002	2001	2000
	(Dollar amounts in thousands)
Current:
Federal and international	$734	$6,339	$3,834
State	465	183	631

	1,199	6,522	4,465

Deferred:
Federal and international	2,046	(38)	1,094
State	71	161	(93)

	2,117	123	1,001

Income tax provision for continuing operations	3,316	6,645	5,466
Income tax provision for discontinued operations	521

Total income tax provision	$3,837	$6,645	$5,466

        The components of the net deferred tax asset (liability) are as follows:

	2002	2001
	(Dollar amounts in thousands)
Deferred tax assets:
Accounts receivable allowance	$610	$296
Inventory valuation	741	530
Compensated absences and medical claims	302	120
Tax over book basis in affiliates	461	544
Other liabilities and reserves	1,880	2,012
Net operating and capital loss carryforwards	1,584	740
Valuation allowance	(786)	(748)

	4,792	3,494

Deferred tax liabilities:
Book over tax basis of fixed assets	(1,397)	(1,199)
Book over tax basis of intangible assets	(3,307)	(675)

	(4,704)	(1,874)

Net deferred tax asset	$88	$1,620

        The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, and net operating and capital loss carryforwards. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

        At June 30, 2002, certain subsidiaries of the Company have approximately $9,423,000 of state and $2,718,000 of federal net operating loss carryforwards for tax purposes. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2021.

        The net deferred tax asset (liability) consists of the following at June 30:

	2002	2001
	(Dollar amounts in thousands)
Continuing operations:
Current deferred tax asset	$3,098	$2,593
Noncurrent deferred tax liability	(3,010)	(973)

Total net deferred tax asset	$88	$1,620

        The income tax provision differed from the taxes calculated at the statutory federal tax rate as follows:

	2002	2001	2000
	(Dollar amounts in thousands)
Taxes at statutory rate	$3,133	$6,073	$4,914
State income taxes	378	224	354
Other	(195)	348	198

Income tax provision for continuing operations	$3,316	$6,645	$5,466

12.    COMPREHENSIVE INCOME

        Comprehensive income consists of the following:

	2002	2001	2000
	(Dollar amounts in thousands)
Net earnings	$6,824	$10,843	$8,919
Currency translation adjustment	(34)	(390)

Comprehensive income	$6,790	$10,453	$8,919

13.    EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	2002	2001	2000
	(Dollar amounts in thousands, except per share data)
Numerator:
Net earnings available to common shareholders	$6,824	$10,843	$8,919

Denominator:
Weighted average shares outstanding-basic	7,682,706	7,377,443	7,868,554
Effect of dilutive securities-common stock options	438,915	672,070	256,069

Weighted average shares outstanding-diluted	8,121,621	8,049,513	8,124,623

Net earnings per share of common stock:
Basic	$.89	$1.47	$1.13

Diluted	$.84	$1.35	$1.10

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

	2002	2001	2000
Average exercise price per share	$24.83	$21.00	$19.21
Number of shares	180,300	50,000	85,000

14.    COMMITMENTS AND CONTINGENT LIABILITIES

        Aggregate rental expense under operating leases, principally for office and manufacturing facilities used in continuing operations, was $1,023,000 in 2002, $829,000 in 2001 and $531,000 in 2000. These operating leases include options for renewal. Annual minimum future rentals for lease commitments are approximately $1,493,000 in 2003, $1,244,000 in 2004, $846,000 in 2005, $399,000 in 2006 and $179,000 in 2007, for an aggregate of $4,161,000 through 2007.

        The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements.

        The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5, "Accounting for Contingencies." In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company's results of operations or financial condition.

15.    SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

        Cash paid for interest was $1,218,000 in 2002, $1,478,000 in 2001 and $929,000 in 2000. Cash paid for income taxes was $2,014,000 in 2002, $5,363,000 in 2001 and $4,250,000 in 2000. The Company declared dividends that were payable at year end of $1,240,000 in 2002, $1,123,000 in 2001 and $1,117,000 in 2000. In connection with the purchase of NSI in January 2001, approximately $1,700,000 of NSI's bank debt was assumed and was simultaneously paid off on the date of closing. In addition, the purchase price of NSI included $1,500,000 in a three-year, 5% promissory note.

16.    INDUSTRY SEGMENT INFORMATION

        During 1999, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information about Capital Structure." This accounting pronouncement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

        The Company's operations are comprised of two principal reportable segments within the highway and transportation safety industry. The segment financial data for fiscal 2000 has been restated to present the Company's two reportable segments—the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform that are often referred to as Intelligent Transportation Systems (ITS) products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as products that prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems, variable message signs and advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions. The products within this segment provide information to prevent collisions from occurring. The majority of the Company's sales of its highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows: $8,596,000 in 2002, $9,489,000 in 2001 and $9,820,000 in 2000. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2002, 2001 and 2000.

        The Company's reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. The Company evaluates the performance of its segments and allocates resources to them based on operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Corporate assets consist primarily of cash and cash equivalents, depreciable assets and income tax assets. Accounting policies for the segments are the same as those for the Company.

        The following table presents financial information about reported segments as of and for the years ended June 30, 2002, 2001 and 2000 comprising the totals reported in the consolidated financial statements.

	2002	2001	2000
	(Dollar amounts in thousands)
Revenues:
Protect and Direct	$67,225	$78,499	$73,757
Inform	22,469	15,055	10,013

Total	$89,694	$93,554	$83,770

Depreciation and amortization:
Protect and Direct	$2,309	$2,831	$2,867
Inform	767	1,030	927
Unallocated corporate	463	55	40

Total	$3,539	$3,916	$3,834

Operating profit:
Protect and Direct	$14,755	$22,842	$19,407
Inform	367	2,491	2,377
Unallocated corporate	(5,633)	(6,446)	(6,495)

Total	$9,489	$18,887	$15,289

Identifiable assets:
Protect and Direct	$54,636	$54,818	$49,907
Inform	39,682	26,061	18,521
Unallocated corporate	5,726	7,217	4,836

Total	$100,044	$88,096	$73,264

Capital expenditures:
Protect and Direct	$6,800	$3,488	$1,237
Inform	177	196	112
Unallocated corporate	27	5	19

Total	$7,004	$3,689	$1,368

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data for years 2002 and 2001 follows:

	Three months ended
	9/30	12/31	3/31	6/30
	(Dollar amounts in thousands, except per share data)
FISCAL 2002
Net sales	$20,814	$19,958	$21,507	$27,415
Gross profit	7,864	6,788	7,608	13,672
Earnings from continuing operations	1,266	418	569	3,644
Earnings from discontinued operations	192			735
Net earnings	1,458	418	569	4,379
Basic earnings per share:
Continuing operations	.17	.05	.07	.47
Net earnings	.19	.05	.07	.57
Diluted earnings per share:
Continuing operations	.16	.05	.07	.45
Net earnings	.18	.05	.07	.54
	Three months ended
	9/30	12/31	3/31	6/30
	(Dollar amounts in thousands, except per share data)
FISCAL 2001
Net sales	$21,321	$20,279	$22,688	$29,266
Gross profit	10,065	8,365	9,825	15,683
Net earnings	2,234	1,319	1,850	5,440
Basic earnings per share	.30	.18	.25	.73
Diluted earnings per share	.29	.17	.23	.66

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Some of the information required in response to this item regarding Directors of the Registrant is set forth on pages 2 through 4 and page 17 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2002 to be filed with the Commission on or about October 3, 2002 and is incorporated herein by reference.

        The executive officers of the Company, their ages and offices held by each during fiscal 2002 are as follows:

Leslie J. Jezuit	56	Chairman, Chief Executive Officer & Director—Quixote Corporation and Energy Absorption Systems, Inc.; Vice Chairman—Energy Absorption Systems, Inc.
Daniel P. Gorey	51	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation; Vice President & Treasurer—Energy Absorption Systems, Inc.
Joan R. Riley	49	Vice President, General Counsel & Secretary—Quixote Corporation; Secretary—Energy Absorption Systems, Inc.

        Mr. Jezuit joined the Company as President and Chief Operating Officer of Quixote Corporation in 1996. Prior to that time, Mr. Jezuit served as President and Chief Operating Officer of Robert Shaw Controls Company. In October, 1999 Mr. Jezuit assumed the position of Chief Executive Officer and in July 2001 was elected Chairman of the Board of Directors.

        Mr. Gorey joined the Company as Manager of Corporate Accounting in July 1985. He was made Controller of the Company in 1987, elected Vice President in 1994, and was elected Chief Financial Officer and Treasurer in November 1996. In August 2001, Mr. Gorey was elected to the Board of Directors.

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

Item 11. Executive Compensation

        The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2002 to be filed with the Commission on or about October 3, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2002 to be filed with the Commission on or about October 3, 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2002 to be filed with the Commission on or about October 3, 2002 and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

        Not applicable.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item Number		Page Number in This Report
(a).1.	Financial Statements
	Report of Independent Accountants	15
	Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000	16
	Consolidated Balance Sheets as of June 30, 2002 and 2001	17
	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001 and 2000	18
	Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000	19
	Notes to Consolidated Financial Statements	20-33
(a).2.	Financial Statement Schedule

The financial statement schedule listed under Item 15(d) is filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.
(a).3.	The exhibits listed under Item 15(c) are filed as part of this annual report.

(b).	Reports on Form 8-K
None.
(c).	Exhibits
*	Management contract or compensatory plan or agreement
3.(a)	Restated Certificate of Incorporation dated February 4, 1998 filed as Exhibit 3(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock dated July 24, 1998, filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.
(b)
Amended and Restated By-Laws of the Company as amended through February 24, 2000, filed as Exhibit 3(b) to the Company's Form 10-Q Report for the quarter ended March 31, 2000, File No. 0-7903, and incorporated herein by reference.
4.(a)
Rights Agreement dated as of July 24, 1998, between the Company and BankBoston, N.A, as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference; Amendment to Rights Agreement dated as of October 15, 2001, filed as Exhibit 4(a) to the Company's Form 10-Q for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.
10.(a)
Amended and Restated Loan Agreement ("Loan Agreement") dated as of June 30, 1997 among Quixote Corporation and certain subsidiaries ("Quixote"), The Northern Trust Company ("Northern"), LaSalle National Bank ("LaSalle"), and American National Bank and Trust Company ("American") and Amended and Restated Revolving Credit Notes dated June 30, 1997 from the Company and certain of its subsidiaries to the Northern, LaSalle and American, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 1997, File No. 0-7903, and incorporated herein by reference; First Amendment to the Loan Agreement dated May 31, 1998, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Second Amendment and Waiver to Loan Agreement and Restated Revolving Credit Notes dated as of March 15, 1999, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 1999, File No. 0-7903, and incorporated herein by reference; Third Amendment and Waiver to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes all dated as of May 17, 2000, filed as Exhibit 10(a) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference; Fourth Amendment and Waiver to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes dated as of January 31, 2001, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 2001, File No. 0-7903, and imcorporated herein by reference; Fifth Amendment to Amended and Restated Loan Agreement and Amended and Restated Revolving Credit Notes dated as of December 31, 2001, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.
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
(d)*	2001 Employee Stock Incentive Plan, filed as Exhibit 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.
(e)*	2001 Non-Employee Directors Stock Option Plan, filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.
(f)
Lease Agreement between the Company and United Insurance Company of America ("Company Lease") dated July 2, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company Lease dated January 30, 1995 and Third Amendment to Company Lease dated December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Company Lease dated as of September 18, 1996 filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1996 and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed herewith.
(g)*
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

(h)
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
(j)
Stock Purchase Agreement dated August 30, 2001 between Quixote Transportation Safety Inc. and the Shareholders of Surface Systems, Inc., filed as Exhibit 7(c) to the Company's Form 8-K Current Report dated August 30, 2001 and filed on September 13, 2001, File No. 0-7903, and incorporated herein by reference.
21.	Subsidiaries of the Company
23.	Consent of PricewaterhouseCoopers LLP as Independent Certified Public Accountants
99.	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(d)	Schedules:
II—Valuation and Qualifying Accounts and Reserves

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

QUIXOTE CORPORATION (Registrant)
Dated: September 25, 2002	By:	/s/ LESLIE J. JEZUIT Leslie J. Jezuit, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ LESLIE J. JEZUIT Leslie J. Jezuit	Chairman and Director (President, Chief Executive Officer)	September 25, 2002
/s/ DANIEL P. GOREY Daniel P. Gorey	Vice President, Chief Financial Officer, Treasurer and Director	September 25, 2002
/s/ JOAN R. RILEY Joan R. Riley	Vice President, General Counsel and Secretary	September 25, 2002
/s/ JAMES H. DEVRIES James H. DeVries	Director	September 25, 2002
/s/ WILLIAM G. FOWLER William G. Fowler	Director	September 25, 2002
/s/ LAWRENCE C. MCQUADE Lawrence C. McQuade	Director	September 25, 2002
/s/ ROBERT D. VAN ROIJEN, JR. Robert D. van Roijen, Jr.	Director	September 25, 2002

CERTIFICATIONS

I, Leslie J. Jezuit, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Quixote Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 25, 2002	/s/ LESLIE J. JEZUIT

Leslie J. Jezuit President and Chief Executive Officer

I, Daniel P. Gorey, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Quixote Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 25, 2002	/s/ DANIEL P. GOREY

Daniel P. Gorey Vice President, Chief Financial Officer and Treasurer

QUIXOTE CORPORATION & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2002, 2001 and 2000

Column A	Column B	Column C(a)	Column D(b)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2002	$777,000	$792,000	$(23,000)	$1,546,000

Year ended June 30, 2001	$955,000	$(71,000)	$(107,000)	$777,000

Year ended June 30, 2000	$480,000	$530,000	$(55,000)	$955,000

NOTES:

(a)
Column C for 2002 includes $362,000 related to the acquisition of Surface Systems, Inc. and for 2001 includes additions of $29,000 related to the acquisition of National Signal, Inc.

(b)
Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBITS
10(f)	Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc.
21	Subsidiaries of the Company
23	Consent of Independent Accountants
99	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
PART I
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
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
QUIXOTE CORPORATION & SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the years ended June 30, 2002, 2001 and 2000
EXHIBIT INDEX