Form 10-Q
period 2002-09-30
QUIXOTE CORP
filed 2002-11-12
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              To

Commission file number 0-7903

I.R.S. Employer Identification Number 36-2675371

QUIXOTE CORPORATION
(a Delaware Corporation)

One East Wacker Drive
Chicago, Illinois 60601
Telephone: (312) 467-6755

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,768,168 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 30, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$24,629,000	$20,814,000
Cost of sales	13,981,000	12,950,000

Gross profit	10,648,000	7,864,000

Operating expenses:
Selling & administrative	7,303,000	5,863,000
Research & development	435,000	412,000

	7,738,000	6,275,000
Operating profit	2,910,000	1,589,000

Other income (expense):
Interest income	25,000	7,000
Interest expense	(240,000)	(367,000)
Other		749,000

	(215,000)	389,000

Earnings from continuing operations before income taxes	2,695,000	1,978,000
Provision for income taxes	916,000	712,000

Earnings from continuing operations	1,779,000	1,266,000
Earnings from discontinued operations, net of income taxes		192,000

Net earnings	$1,779,000	$1,458,000

Per share data—basic:
Earnings from continuing operations	$.23	$.17
Earnings from discontinued operations		.02

Net earnings	$.23	$.19

Weighted average common shares outstanding	7,799,007	7,525,699

Per share data—diluted:
Earnings from continuing operations	$.22	$.16
Earnings from discontinued operations		.02

Net earnings	$.22	$.18

Weighted average common shares outstanding	8,018,482	8,186,230

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$886,000	$1,798,000
Accounts receivable, net of allowance for doubtful accounts of $1,694,000 at September 30 and $1,546,000 at June 30	20,272,000	24,448,000
Refundable income taxes		732,000
Inventories, net:
Raw materials	3,567,000	2,940,000
Work in progress	1,537,000	2,453,000
Finished goods	6,911,000	6,497,000

	12,015,000	11,890,000

Notes receivable	233,000	233,000
Deferred income tax assets	3,098,000	3,098,000
Other current assets	1,422,000	895,000

Total current assets	37,926,000	43,094,000
Property, plant and equipment, at cost	37,687,000	37,328,000
Less: accumulated depreciation	(15,981,000)	(15,369,000)

	21,706,000	21,959,000

Goodwill	29,594,000	29,594,000
Intangible assets, net	5,223,000	4,967,000
Other assets	404,000	430,000

	$94,853,000	$100,044,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2002	June 30, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$986,000	$998,000
Accounts payable	2,958,000	4,511,000
Dividends payable		1,240,000
Income tax payable	170,000
Accrued expenses	6,155,000	5,422,000

Total current liabilities	10,269,000	12,171,000

Long-term debt, net of current portion	20,056,000	24,772,000
Deferred income tax liabilities	3,010,000	3,010,000
Other long-term liabilities	764,000	865,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 9,759,931 shares at September 30 and 9,744,033 shares at June 30	163,000	162,000
Capital in excess of par value of stock	40,161,000	40,033,000
Retained earnings	42,326,000	40,547,000
Currency translation adjustment	(382,000)	(424,000)
Treasury stock, at cost, 1,991,763 shares at September 30 and 1,967,963 shares at June 30	(21,514,000)	(21,092,000)

Total shareholders' equity	60,754,000	59,226,000

	$94,853,000	$100,044,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Operating activities:
Earnings from continuing operations	$1,779,000	$1,266,000
Discontinued operations:
Gain on disposal, net of income taxes		192,000

Net earnings	1,779,000	1,458,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation	739,000	669,000
Amortization	95,000	62,000
Provisions for losses on accounts receivable	148,000	92,000
Gain on sale of assets		(749,000)
Discontinued operations		(192,000)
Changes in operating assets and liabilities:
Accounts receivable	4,044,000	3,193,000
Inventories	(134,000)	603,000
Other assets	(501,000)
Accounts payable and accrued expenses	(877,000)	(1,473,000)
Income taxes	902,000	291,000

Net cash provided by operating activities of continuing operations	6,195,000	3,954,000
Net cash provided by discontinued operations		224,000

Net cash provided by operating activities	6,195,000	4,178,000

Investing activities:
Capital expenditures	(487,000)	(2,428,000)
Patent expenditures	(351,000)	(40,000)
Cash paid for acquired business, net of cash acquired		(11,300,000)
Proceeds from sale of assets		500,000

Net cash used in investing activities	(838,000)	(13,268,000)

Financing activities:
Proceeds from revolving credit agreement	1,000,000	16,500,000
Payments on revolving credit agreement	(5,500,000)	(6,000,000)
Payments on notes payable	(228,000)	(158,000)
Payment of semi-annual cash dividend	(1,240,000)	(1,123,000)
Proceeds from exercise of stock options	129,000	1,573,000
Repurchase of common stock for treasury	(422,000)

Net cash provided by (used in)financing activities	(6,261,000)	10,792,000

Effect of exchange rate changes on cash	(8,000)	(30,000)

Increase (decrease) in cash and cash equivalents	(912,000)	1,672,000
Cash and cash equivalents at beginning of period	1,798,000	4,118,000

Cash and cash equivalents at end of period	$886,000	$5,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          1.      The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2002 consolidated balance sheet was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

          2.      The provision for income taxes is based upon the estimated effective tax rate for the year.

          3.      Operating results for the first three months of fiscal 2003 are not necessarily indicative of performance for the entire year. The Company's business is seasonal with a higher level of sales in the Company's fourth fiscal quarter.

          4.      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2002	2001
Numerator:
Net earnings available to common shareholders	$1,779,000	$1,458,000

Denominator:
Weighted average shares outstanding—basic	7,799,007	7,525,699
Effect of dilutive securities—common stock options	219,475	660,531

Weighted average shares outstanding—diluted	8,018,482	8,186,230

Net earnings per share of common stock:
Basic	$.23	$.19

Diluted	$.22	$.18

        There were 230,300 outstanding options to purchase common stock at an average exercise price of $24.00 that exceeded the average market price for the income statement period ended September 30, 2002.

        5.    Comprehensive income consists of the following:

	Three Months Ended September 30,
	2002	2001
Net earnings	$1,779,000	$1,458,000
Currency translation adjustment	42,000	(30,000)

Comprehensive income	$1,821,000	$1,428,000

        6.    The Company's operations are classified as two principal reportable segments within the highway and transportation safety industry. The Company's two reportable segments are: the manufacture and sale of the Company's products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.

        The following table presents financial information about reported segments as of and for the three-month periods ended September 30, 2002 and 2001 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
September 30, 2002
Net sales from external customers	$18,765,000	$5,864,000		$24,629,000
Operating profit (loss)	4,503,000	226,000	$(1,819,000)	2,910,000
Identifiable assets	50,876,000	40,005,000	3,972,000	94,853,000
September 30, 2001
Net sales from external customers	$15,477,000	$5,337,000		$20,814,000
Operating profit (loss)	2,086,000	706,000	$(1,203,000)	1,589,000
Identifiable assets	53,171,000	40,947,000	8,538,000	102,656,000

        7.      Intangible assets consist of the following:

	September 30, 2002		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,685,000	$1,225,000	$2,334,000	$1,195,000
Technology and installed base	2,610,000	211,000	2,610,000	162,000
Customer relationships	200,000	43,000	200,000	33,000
Other	130,000	23,000	130,000	17,000

	5,625,000	1,502,000	5,274,000	1,407,000
Indefinite-lived intangible assets:
Trade names	1,100,000		1,100,000

Total	$6,725,000	$1,502,000	$6,374,000	$1,407,000

        Amortization expense was $95,000 and $62,000 for the three months ended September 30, 2002 and 2001, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2003 and for the four fiscal years subsequent to 2003 are as follows: $452,000, $423,000, $387,000, $379,000 and $306,000.

        The carrying amount of goodwill consists of $21,455,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of September 30, 2002 and June 30, 2002.

        8.    In July 2001, the Company sold certain assets of its non-highway plastic product line for $500,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%. The gain on the sale of $749,000 was recorded as other income.

        9.    Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI) for approximately $11,300,000, net of cash acquired. SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. SSI has been included in the Company's Inform segment.

        10.  The Financial Accounting Standards Board (FASB) issued FAS No. 143, "Accounting for the Obligations Associated with the Retirement of Long-Lived Assets," in June 2001. The statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. FAS No. 144 establishes a single accounting method for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets, including discontinued operations. In May 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 84 and Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002." This statement modifies reporting for the adjustment of debt and accounting for leases. The Company adopted these pronouncements as of July 1, 2002, which did not have an effect on the Company's results of operations or its financial position.

PART I—FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

        The Company's sales for the first quarter of fiscal 2003 increased 18% to $24,629,000 from $20,814,000 in the first quarter last year primarily due to strong increases in sales of the Company's line of permanent crash cushions. International sales increased 147% to $3,287,000 in the current first quarter from $1,329,000 last year due to strong sales particularly in Canada and Europe. Sales in the Protect and Direct segment increased 21% primarily due to higher sales of the QuadGuard® family of crash cushions, truck mounted attenuators and parts, which were partially offset by decreased sales of sand-filled barrels and delineators. Sales for the Inform segment increased 10% in the current first quarter to $5,864,000 from $5,337,000 due to the acquisition of Surface Systems, Inc. (SSI) in August 2001. SSI added $914,000 in sales for the current quarter not comparable to the prior year. Organic sales for this segment decreased 7% for the first quarter of fiscal 2003 as a result of lower sales of highway advisory radio systems due to one unusually large shipment during the same period last year.

        The gross profit margin for the first quarter of the current year increased to 43.2% from 37.8% for the same period last year principally due to volume efficiencies associated with the higher level of sales for the Protect and Direct segment. The gross profit margin for the Protect and Direct segment also increased as a result of a favorable change in product sales mix with increased sales of the higher margin permanent crash cushions. The gross profit margin for the Inform segment decreased due to the lower gross margins generated at SSI as the current quarter includes SSI's seasonal lowest months of July and August. The organic gross profit margin for the Inform segment decreased slightly due to unfavorable product sales mix.

        Selling and administrative expenses for the current quarter increased 25% to $7,303,000 compared to $5,863,000 for the fist quarter last year. The increase was due to the increase in sales as well as the inclusion of $511,000 in additional selling and administrative expenses from SSI not comparable to the prior year. In addition, the Company incurred increased expenses during the first quarter of fiscal 2003 compared to the same period last year relating to acquisition development efforts, certain employee benefit expenses and non-recurring consulting work.

        Research and development expenditures remained consistent in the first quarter of fiscal 2003 at $435,000 compared to $412,000 last year. The Company continued with its work on new products as well as upgrades and modifications to existing products.

        Operating profit increased 83% to $2,910,000 in the first quarter of fiscal 2003 from $1,589,000 for the first quarter of 2002.

        Interest expense in the first quarter of fiscal 2003 decreased to $240,000 from $367,000 last year due to a decline in interest rates and to the lower level of average long-term debt.

        Other income was $749,000 for the first quarter last year due to the gain on sale of the Company's non-highway plastic molded product line.

        Income taxes for the current quarter were $916,000 reflecting a 34% effective income tax rate. This compares to a 36% effective income tax rate for the first quarter last year. The decline in effective rate is due to, among other things, continued federal and state tax planning opportunities and the expected utilization of certain state tax benefits. The Company expects its effective income tax rate to remain at 34% for fiscal 2003.

        Earnings from continuing operations for the current quarter were $1,779,000 compared to $1,266,000 for the first quarter last year. Net earnings for the first quarter of fiscal 2003 increased to $1,779,000, or $0.22 cents per diluted share, compared to $1,458,000, or $0.18 cents per diluted share last year. Net earnings for the first quarter of fiscal 2002 included a gain from discontinued operations of $192,000, net of income taxes, or $0.02 per diluted share, due to the favorable outcome of a legal settlement.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $886,000 as of September 30, 2002 and access to additional funds of $22,000,000 under a three-year unsecured revolving credit agreement. The Company believes that this credit facility is an important source of liquidity. The credit agreement provides for a $40 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. At any time during the three years, the Company may elect to convert the loan to a four-year term with equal quarterly principal payments due throughout the term to amortize the loan in full. The Company is currently in compliance with all covenants in this agreement.

        Operating activities were a source of cash for the Company for the first quarter of fiscal 2003 providing $6,195,000. This was achieved principally through the Company's net earnings for the quarter along with a $4.0 million reduction in accounts receivable.

        Investing activities used cash of $838,000 during the first quarter of fiscal 2003 including $487,000 for capital expenditures and $351,000 for patent expenditures.

        Financing activities used cash of $6,261,000 during the current quarter. The Company paid a net $4,500,000 against its outstanding revolving credit facility. The payment of the Company's semi-annual cash dividend used cash of $1,240,000. In addition, the Company used cash of $228,000 for the payment of notes payable due in connection with the acquisition of Roadway Safety Service, Inc. and paid $422,000 to purchase 23,800 shares of its own common stock for the treasury. Offsetting these cash payments, the Company received cash of $129,000 from the exercise of common stock options.

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

CRITICAL ACCOUNTING POLICIES

        The Securities and Exchange Commission (SEC) requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Company's June 30, 2002 consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy which is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America (U.S. GAAP). The following is a summary of the more significant accounting policies and methods used by the Company:

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

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

        In July 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for disposal activities initiated after December 31, 2002. FAS No. 146 requires companies to recognize costs associated with exit or disposal activities at their fair values when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect the adoption of this standard will have a significant impact on fiscal 2003 financial results.

FUTURE OUTLOOK

        The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to revenue shortfalls and budget deficits at the state level where the majority of states are currently operating at a deficit. In addition, current estimates project that annual federal spending on highways could be reduced by approximately $4 billion from approximately $32 billion, which could have an impact on the Company's prospects for 2003. The current six-year federal highway bill (TEA-21) expires on September 30, 2003. The next highway funding bill is currently under consideration by the federal government and it is uncertain as to what the future federal governmental spending levels will be. Currently, the Company is encouraged by recent improvements in shipments, order flow and backlog. However, given the current uncertain economic conditions, the Company remains cautious about its near-term outlook.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes in the information provided in Item 7.A. of the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 4.    Controls and Procedures

        Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports that are filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

        There is no information required to be reported under any items except as indicated below:

ITEM 1.    Legal Proceedings

        In October 2002, Energy Absorption Systems, Inc. was served in a matter entitled Bedlinger v. The Mills Corporation, Gaylord Entertainment and Safe-Hit Corporation, State of Tennessee Circuit Court of Davidson County, No. 02C2832. The Complaint alleges that plaintiff was injured when she tripped over a surface mount twist-lock and post in a parking lot and seeks judgment for $1,000,000 in damages. The case has been forwarded to the Company's insurance carrier.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

  On September 17, 2002, the Company filed a report on Firm 8-K dated August 30, 2002, reporting under Item 5 "Other Events and Regulation FD Disclosure" that the Company's subsidiary, Energy Absorption Systems, Inc., had acquired certain assets of the Dura-Post® product line from The Line Connection Inc. The product line of delineation products will be incorporated into the Company's Protect and Direct segment. The purchase price of approximately $500,000 was paid in cash, subject to certain holdbacks.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: November 12, 2002	By:	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

CERTIFICATIONS

I, Leslie J. Jezuit, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Quixote Corporation.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ LESLIE J. JEZUIT Leslie J. Jezuit President and Chief Excutive Officer

I, Daniel P. Gorey, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Quixote Corporation.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ DANIEL P. GOREY Daniel P. Gorey Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS