Form 10-Q
period 2002-12-31
QUIXOTE CORP
filed 2003-02-12
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,794,348 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of December 31, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,
	2002	2001
Net sales	$50,267,000	$40,772,000
Cost of sales	29,808,000	26,120,000

Gross profit	20,459,000	14,652,000

Operating expenses:
Selling & administrative	14,109,000	11,272,000
Research & development	908,000	894,000

	15,017,000	12,166,000
Operating profit	5,442,000	2,486,000

Other income (expense):
Interest income	55,000	25,000
Interest expense	(450,000)	(709,000)
Other		830,000

	(395,000)	146,000

Earnings from continuing operations before income taxes	5,047,000	2,632,000
Provision for income taxes	1,716,000	948,000

Earnings from continuing operations	3,331,000	1,684,000
Earnings from discontinued operations, net of income taxes		192,000

Net earnings	$3,331,000	$1,876,000

Per share data—basic:
Earnings from continuing operations	$.43	$.22
Net earnings	$.43	$.25
Weighted average common shares outstanding	7,807,690	7,604,330
Per share data—diluted:
Earnings from continuing operations	$.41	$.21
Net earnings	$.41	$.23
Weighted average common shares outstanding	8,076,638	8,163,268

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2002	2001
Net sales	$25,638,000	$19,958,000
Cost of sales	15,827,000	13,170,000

Gross profit	9,811,000	6,788,000
Operating expenses:
Selling & administrative	6,806,000	5,409,000
Research & development	473,000	482,000

	7,279,000	5,891,000
Operating profit	2,532,000	897,000

Other income (expense):
Interest income	30,000	18,000
Interest expense	(210,000)	(342,000)
Other		81,000

	(180,000)	(243,000)

Earnings before income taxes	2,352,000	654,000
Provision for income taxes	800,000	236,000

Net earnings	$1,552,000	$418,000

Per share data—basic:
Net earnings	$.20	$.05
Weighted average common shares outstanding	7,783,794	7,682,991
Per share data—diluted:
Net earnings	$.19	$.05
Weighted average common shares outstanding	8,099,040	8,133,230

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,377,000	$1,798,000
Accounts receivable, net of allowances for doubtful accounts of $1,624,000 at December 31 and $1,546,000 at June 30	23,494,000	24,448,000
Refundable income taxes	995,000	732,000
Inventories:
Raw materials	2,358,000	2,940,000
Work in process	3,134,000	2,453,000
Finished goods	6,645,000	6,497,000

	12,137,000	11,890,000

Notes receivable	233,000	233,000
Deferred income tax assets	3,098,000	3,098,000
Other current assets	1,499,000	895,000

Total current assets	42,833,000	43,094,000

Property, plant and equipment, at cost	38,232,000	37,328,000
Less accumulated depreciation	(16,751,000)	(15,369,000)

	21,481,000	21,959,000

Goodwill	29,594,000	29,594,000
Intangible assets, net	5,086,000	4,967,000
Other assets	368,000	430,000

	$99,362,000	$100,044,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2002	June 30, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$920,000	$998,000
Accounts payable	4,721,000	4,511,000
Dividends payable	1,247,000	1,240,000
Accrued expenses	6,863,000	5,422,000

Total current liabilities	13,751,000	12,171,000

Long-term debt, net of current portion	20,549,000	24,772,000
Deferred income tax liabilities	3,010,000	3,010,000
Other long-term liabilities	702,000	865,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 9,786,111 shares at December 31 and 9,744,033 shares at June 30	163,000	162,000
Capital in excess of par value of common stock	40,462,000	40,033,000
Retained earnings	42,631,000	40,547,000
Currency translation adjustment	(392,000)	(424,000)
Treasury stock, at cost, 1,991,763 shares at December 31 and 1,967,963 shares at June 30	(21,514,000)	(21,092,000)

Total shareholders' equity	61,350,000	59,226,000

	$99,362,000	$100,044,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2002	2001
Operating activities:
Earnings from continuing operations	$3,331,000	$1,684,000
Discontinued operations:
Gain on disposal, net of income taxes		192,000

Net earnings	3,331,000	1,876,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation	1,509,000	1,141,000
Amortization	232,000	165,000
Provisions for losses on accounts receivable	78,000	75,000
Discontinued operations		(192,000)
Gain on sale of assets		(830,000)
Changes in operating assets and liabilities:
Accounts receivable	906,000	4,923,000
Inventories	(253,000)	3,921,000
Income taxes	(263,000)	(46,000)
Other assets	(542,000)	(497,000)
Accounts payable and accrued expenses	1,479,000	(4,790,000)

Net cash provided by operating activities of continuing operations	6,477,000	5,746,000
Net cash provided by discontinued operations		81,000

Net cash provided by operating activities	6,477,000	5,827,000

Investing activities:
Capital expenditures	(1,031,000)	(4,752,000)
Patent expenditures	(351,000)	(154,000)
Cash paid for acquired business, net of cash acquired		(11,300,000)
Proceeds from sale of assets		581,000

Net cash used in investing activities	(1,382,000)	(15,625,000)

Financing activities:
Borrowing on revolving line of credit	3,300,000	21,600,000
Payments on revolving line of credit	(7,300,000)	(12,600,000)
Payments on notes payable	(301,000)	(319,000)
Payment of semi-annual cash dividend	(1,240,000)	(1,123,000)
Proceeds from exercise of common stock options	430,000	1,980,000
Repurchase of common stock for treasury	(422,000)

Net cash provided by (used in) financing activities	(5,533,000)	9,538,000

Effect of exchange rate changes on cash	17,000	11,000

Decrease in cash and cash equivalents	(421,000)	(249,000)
Cash and cash equivalents at beginning of period	1,798,000	4,118,000

Cash and cash equivalents at end of period	$1,377,000	$3,869,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          1.      The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2002 consolidated balance sheet as presented was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

          2.      The provision for income taxes is based upon the estimated effective income tax rate for the year.

          3.      Operating results for the first six months of fiscal 2003 are not necessarily indicative of the performance for the entire year. Historically, the Company's business is seasonal with a higher level of sales in the Company's fourth fiscal quarter.

          4.      The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001
Numerator:
Net earnings available to common shareholders	$3,331,000	$1,876,000	$1,552,000	$418,000

Denominator:
Weighted average shares outstanding—basic	7,807,690	7,604,330	7,783,794	7,682,991
Effect of dilutive securities—common stock options	268,948	558,938	315,246	450,239

Weighted average shares outstanding—diluted	8,076,638	8,163,268	8,099,040	8,133,230

Net earnings per share of common stock:
Basic	$.43	$.25	$.20	$.05
Diluted	$.41	$.23	$.19	$.05

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share for both the six-month and three-month periods ended December 31, 2002 and 2001 and are as follows:

	2002	2001
Average exercise price per share	$23.78	$24.84
Number of shares	246,300	189,300

        5.    Comprehensive income consists of the following:

	Six Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001
Net earnings	$3,331,000	$1,876,000	$1,552,000	$418,000
Currency translation adjustment	32,000	11,000	(10,000)	41,000

Total comprehensive income	$3,363,000	$1,887,000	$1,542,000	$459,000

        6.    The Company's operations are classified as two reportable segments within the highway and transportation safety industry. The Company's two reportable segments are the manufacture and sale of the Company's products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.

        The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2002 and 2001 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2003
SIX MONTHS
Net sales from external customers	$35,986,000	$14,281,000		$50,267,000
Operating profit (loss)	7,751,000	1,340,000	$(3,649,000)	5,442,000
Identifiable assets	51,300,000	42,545,000	5,517,000	99,362,000
THREE MONTHS
Net sales from external customers	$17,221,000	$8,417,000		$25,638,000
Operating profit (loss)	3,248,000	1,114,000	$(1,830,000)	2,532,000
2002
SIX MONTHS
Net sales from external customers	$30,142,000	$10,630,000		$40,772,000
Operating profit (loss)	4,585,000	598,000	$(2,697,000)	2,486,000
Identifiable assets	50,379,000	40,026,000	6,869,000	97,274,000
THREE MONTHS
Net sales from external customers	$14,665,000	$5,293,000		$19,958,000
Operating profit (loss)	2,499,000	(108,000)	$(1,494,000)	897,000

        7.    Intangible assets consist of the following:

	December 31, 2002		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,685,000	$1,298,000	$2,334,000	$1,195,000
Technology and installed base	2,610,000	259,000	2,610,000	162,000
Customer relationships	200,000	54,000	200,000	33,000
Other	130,000	28,000	130,000	17,000

	5,625,000	1,639,000	5,274,000	1,407,000
Indefinite-lived intangible assets:
Trade names	1,100,000		1,100,000

Total	$6,725,000	$1,639,000	$6,374,000	$1,407,000

        Amortization expense was $232,000 and $165,000 for the six months ended December 31, 2002 and 2001, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2003 and for the four fiscal years subsequent to 2003 are as follows: $461,000, $423,000, $388,000, $379,000 and $307,000.

        The carrying amount of goodwill consists of $21,455,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of December 31, 2002 and June 30, 2002.

        8.    During the first six months of last fiscal year, the Company recorded other income of $830,000 related to the gain on the sale of certain assets of its non-highway plastic product line for $581,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%.

        9.    Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI) for approximately $11,300,000, net of cash acquired. SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. SSI has been included in the Company's Inform segment. During the quarter ended March 31, 2002, the Company made certain reclassifications affecting the quarter ended December 31, 2001 in an effort to conform SSI's income statement classifications with those of the Company's. As a result, the Company reclassified $1,295,000 from selling and administrative expense to cost of sales. This reclassification had no impact on previously reported net earnings.

        10.  In July 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was effective for disposal activities initiated after December 31, 2002. FAS No. 146 requires companies to recognize costs associated with exit or disposal activities at their fair values when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted FAS No. 146 as of January 1, 2003, which did not have an effect on the Company's results of operations or its financial position.

PART I—FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

        The Company's sales for the first six months of fiscal 2003 increased 23% to $50,267,000 compared to $40,772,000 for the first six months last year. Sales for the first six months of fiscal 2002 were unseasonably low as the Company believes it was affected by generally weak economic conditions. Sales for the Protect and Direct segment increased 19% to $35,986,000 from $30,142,000 primarily due to higher sales of the QuadGuard® family of crash cushions, truck-mounted attenuators and parts, which were partially offset by lower sales of sand-filled barrels and the FreezeFree™ anti-icing system. Sales for the Inform segment increased 34% to $14,281,000 in the first six months of fiscal 2003 from $10,630,000 for the same period last year. The increase was primarily due to higher sales of advanced sensing systems and variable message signs, which were partially offset by lower sales of highway advisory radios. The growth in sales of the sensing systems and variable message signs was due to shipments of two large contracts, including shipments of $2,200,000 in Ohio to supply weather and traffic sensing systems and $550,000 in variable message signs and arrowboards in California. The increase was also due, to a lesser extent, to the acquisition of Surface Systems, Inc. (SSI) in August 2001, which added $914,000 in sales for the first half not comparable to the prior year. Organic sales for this segment increased 26% for the first six months of fiscal 2003. The Company's international sales increased to $6,585,000 for the first six months of fiscal 2003 from $3,932,000 last year due to strong sales in Asia, Canada and Europe.

        The gross profit margin for the first six months of fiscal 2003 increased to 40.7% compared to 35.9% for the same period last year principally due to volume efficiencies associated with the higher level of sales for both segments. The increase in the gross profit margin for the Inform segment was partially offset by an unfavorable change in product mix with increased sales of lower margin weather and traffic sensing systems and variable message signs. The increase in the gross profit margin for the Inform segment was also offset by the lower gross margins generated at SSI as the first six months of fiscal 2003 includes SSI's seasonally lowest months of July and August.

        Research and development expenditures remained consistent in the first six months of fiscal 2003 at $908,000 compared to $894,000 last year. The Company continued with its work on new products as well as upgrades and modifications to existing products including enhancements to its existing line of crash cushions.

        Selling and administrative expenses for the first six months of fiscal 2003 increased to $14,109,000 compared to $11,272,000 for the same period last year. The increase was due to the costs associated with the increase in sales as well as $511,000 in additional selling and administrative expenses from SSI not comparable to the prior year. In addition, the Company incurred increased expenses during the first six months of fiscal 2003 compared to the same period last year relating to acquisition development efforts, certain employee related expenses and non-recurring consulting work. As a percentage of sales, selling and administrative expenses remained consistent at 28% for both six-month periods.

        Operating profit increased to $5,442,000 for the first six months of fiscal 2003 from $2,486,000 for the same period last year.

        Interest expense decreased to $450,000 from $709,000 in the first six months of fiscal 2003 due to the lower level of average long-term debt outstanding and to lower interest rates.

        During the first six months of last fiscal year, the Company recorded other income of $830,000 related to the gain on the sale of certain assets of its non-highway plastic product line.

        Income taxes for the first six months of fiscal 2003 were $1,716,000 reflecting a 34% effective income tax rate compared to a 36% effective income tax rate for the same period last year. The decline in effective rate is due to, among other things, continued federal and state tax planning opportunities and the expected utilization of certain state tax benefits. The Company expects its effective income tax rate to remain at 34% for fiscal 2003.

        Earnings from continuing operations for the first six months of fiscal 2003 were $3,331,000 compared to $1,684,000 for the first six months last year. Net earnings for the first six months of fiscal 2003 increased to $3,331,000, or $0.41 per diluted share, from $1,876,000, or $0.23 per diluted share, for the same period last year. Net earnings for the first six months of last fiscal year included a gain from discontinued operations of $192,000, net of income taxes, or $.02 per diluted share, due to the favorable outcome of a legal settlement.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER

        The Company's sales for the second quarter of fiscal 2003 increased 28% to $25,638,000 compared to $19,958,000 for the second quarter last year. Sales for the second quarter of fiscal 2002 were unseasonably low as the Company believes it was affected by generally weak economic conditions. Sales for the Protect and Direct segment increased 17% to $17,221,000 from $14,665,000 primarily due to higher sales of the QuadGuard® family of crash cushions, truck-mounted attenuators and parts, which were partially offset by lower sales of sand-filled barrels and the FreezeFree™ anti-icing system. Sales for the Inform segment increased 59% to $8,417,000 in the second quarter of fiscal 2003 from $5,293,000 for the second quarter last year. The increase was primarily due to higher sales of advanced sensing systems and variable message signs, which were partially offset by lower sales of highway advisory radios. The growth in sales of the sensing systems and variable message signs was due to shipments of two large contracts, including shipments of $2,200,000 in Ohio to supply weather and traffic sensing systems and $550,000 in variable message signs and arrowboards in California. The Company's international sales increased to $3,298,000 for the second quarter of fiscal 2003 from $2,603,000 last year due to strong sales in Asia and Canada.

        The gross profit margin for the second quarter of fiscal 2003 increased to 38.3% compared to 34.0% for the second quarter last year principally due to volume efficiencies associated with the higher level of sales for both segments. The increase in the gross profit margin for the Inform segment was partially offset by an unfavorable change in product mix with increased sales of lower margin weather and traffic sensing systems and variable message signs.

        Research and development expenditures remained consistent in the second quarter of fiscal 2003 at $473,000 compared to $482,000 last year. The Company continued with its work on new products as well as upgrades and modifications to existing products.

        Selling and administrative expenses for the second quarter of fiscal 2003 increased to $6,806,000 compared to $5,409,000 for the second quarter last year. The increase was due to the increase in sales. In addition, the Company incurred increased expenses during the second quarter of fiscal 2003 compared to the same period last year relating to acquisition development efforts and certain employee related expenses. As a percentage of sales, selling and administrative expenses remained consistent at 27% for both second quarter periods.

        Operating profit increased to $2,532,000 for the second quarter of fiscal 2003 from $897,000 for the second quarter last year.

        Interest expense decreased to $210,000 from $342,000 in the second quarter of fiscal 2003 due to the lower level of average long-term debt outstanding and to lower interest rates.

        Income taxes for the second quarter of fiscal 2003 were $800,000 reflecting a 34% effective income tax rate compared to a 36% effective income tax rate for the second quarter last year.

        Net earnings for the second quarter increased to $1,552,000, or $0.19 cents per diluted share, compared to $418,000, or $.05 cents per diluted share, for the second quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $1,377,000 as of December 31, 2002 and access to additional funds of $21,500,000 under an unsecured revolving credit agreement which currently expires on October 31, 2004. The Company believes that this credit facility is an important source of liquidity. The credit agreement provides for a $40 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. At any time before the facility expires, the Company may elect to convert the loan to a four-year term with equal quarterly principal payments due throughout the term to amortize the loan in full. The Company is currently in compliance with all covenants in this agreement.

        Operating activities were a source of cash for the Company for the first six months of fiscal 2003 providing $6,477,000.

        Investing activities used cash of $1,382,000 during the first six months of fiscal 2003 including $1,031,000 for capital expenditures and $351,000 for patent expenditures.

        Financing activities used cash of $5,533,000 during the first six months of fiscal 2003. The Company paid a net $4,000,000 against its outstanding revolving credit facility. The payment of the Company's semi-annual cash dividend used cash of $1,240,000. In addition, the Company used cash of $301,000 for the payment of notes payable due in connection with the acquisition of Roadway Safety Service, Inc. and paid $422,000 to purchase 23,800 shares of its own common stock for the treasury. Offsetting these cash payments, the Company received cash of $430,000 from the exercise of common stock options.

        For the remainder of fiscal 2003, the Company anticipates needing less than $2,000,000 in additional cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's revolving credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS No. 123". FAS No. 148 provides additional transition guidance for companies which elect to voluntarily adopt the accounting provisions of FAS No. 123. The Company currently does not expect the adoption of this standard will have a significant impact on fiscal 2003 financial results as the Company currently does not expect to adopt the provisions of FAS No. 123.

FUTURE OUTLOOK

        The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to revenue shortfalls and budget deficits at the state level where the majority of states are currently operating at a deficit. In addition, current estimates continue to project that annual federal spending on highways for the government's fiscal year ending September 30, 2003 could be reduced by approximately $4 billion from approximately $32 billion, which could have an impact on the Company's prospects for 2003 and into 2004. The current six-year federal highway bill (TEA-21) expires on September 30, 2003. The next highway funding bill is currently under consideration by the federal government and it is uncertain as to what the future federal governmental spending levels will be. Currently, the Company is encouraged by recent improvements in shipments, order flow and backlog. However, given the current uncertain economic conditions, the Company remains cautious about its prospects for 2003 and into 2004.

        The Company experiences fluctuation in its gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in the competitive environment. In addition, the Company has acquired complementary businesses over the past several years and, as part of its strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines are lower than the Company's historical gross profit margin, which is adversely affecting the Company's gross profit margin. Additional acquisitions may have a continuing adverse impact on the Company's gross profit margin. The Company is also experiencing rigorous competition in its variable message sign and weather sensing system product lines. The Company does not believe these trends will improve in the near future.

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

        Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal and state funding for highways and risks related to reductions in government expenditures; the introduction and acceptance of the Company's products and services; the successful completion and integration of acquisitions; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company's governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and general economic conditions.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes in the information provided in Item 7.A. of the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

        Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with current disclosure obligations, the Company implemented minor changes, primarily to formalize and document procedures already in place. The Company has also established a disclosure committee, which consists of certain members of the Company's management. The Company is currently in the process of further reviewing, documenting and refining its disclosure controls and procedures, including internal controls and procedures, in order to enhance their effectiveness.

(b)
Changes in Internal Controls

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

        There is no information required to be reported under any items except as indicated below:

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on November 15, 2002. The matters voted on at the Annual Meeting were as follows:

(i)
The election of Leslie J. Jezuit and Daniel P. Gorey to serve as directors.

(ii)
The approval of PricewaterhouseCoopers LLP as independent auditors for the Company.

Messrs. Jezuit and Gorey were elected and all other matters were approved as a result of the following shareholder votes:

	FOR	AGAINST	ABSTAIN OR WITHHELD
ELECTION OF DIRECTORS
Leslie J. Jezuit	6,518,962		530,804
Daniel P. Gorey	6,519,714		530,052
APPROVAL OF PRICEWATERHOUSECOOPERS LLP	6,598,369	445,163	6,234

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

        99. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	February 11, 2003	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

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

        4.    The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:	February 11, 2003	/s/ LESLIE J. JEZUIT Leslie J. Jezuit President and Chief Excutive Officer

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

        4.    The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:	February 11, 2003	/s/ DANIEL P. GOREY Daniel P. Gorey Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS