Form 10-Q
period 2003-03-31
QUIXOTE CORP
filed 2003-05-12
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2003
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,675,671 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of March 31, 2003.

PART I—FINANCIAL INFORMATION

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Net sales	$75,472,000	$62,279,000
Cost of sales	44,964,000	40,019,000

Gross profit	30,508,000	22,260,000
Operating expenses:
Selling & administrative	20,986,000	17,087,000
Research & development	1,543,000	1,561,000

	22,529,000	18,648,000
Operating profit	7,979,000	3,612,000

Other income (expense):
Interest income	66,000	27,000
Interest expense	(637,000)	(949,000)
Other		830,000

	(571,000)	(92,000)

Earnings before income taxes	7,408,000	3,520,000
Provision for income taxes	2,519,000	1,267,000

Earnings from continuing operations	4,889,000	2,253,000
Earnings from discontinued operations, net of income taxes		192,000

Net earnings	$4,889,000	$2,445,000

Per share data—basic:
Earnings from continuing operations	$.63	$.29
Net earnings	$.63	$.32
Average common shares outstanding	7,793,082	7,651,754
Per share data—diluted:
Earnings from continuing operations	$.61	$.28
Net earnings	$.61	$.30
Average diluted common shares outstanding	7,990,722	8,132,445

See Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2003	2002
Net sales	$25,205,000	$21,507,000
Cost of sales	15,156,000	13,899,000

Gross profit	10,049,000	7,608,000
Operating expenses:
Selling & administrative	6,877,000	5,815,000
Research & development	635,000	667,000

	7,512,000	6,482,000
Operating profit	2,537,000	1,126,000

Other income (expense):
Interest income	11,000	2,000
Interest expense	(187,000)	(240,000)

	(176,000)	(238,000)

Earnings before income taxes	2,361,000	888,000
Provision for income taxes	803,000	319,000

Net earnings	$1,558,000	$569,000

Per share data—basic:
Net earnings	$.20	$.07
Average common shares outstanding	7,738,268	7,744,173
Per share data—diluted:
Net earnings	$.20	$.07
Average diluted common shares outstanding	7,927,684	8,035,561

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$897,000	$1,798,000
Accounts receivable, net of allowances for doubtful accounts of $1,629,000 at March 31 and $1,546,000 at June 30	23,640,000	24,448,000
Refundable income taxes	228,000	732,000
Inventories:
Raw materials	3,623,000	2,940,000
Work in process	2,988,000	2,453,000
Finished goods	5,230,000	6,497,000

	11,841,000	11,890,000

Notes receivable	233,000	233,000
Deferred income tax assets	3,098,000	3,098,000
Other current assets	962,000	895,000

Total current assets	40,899,000	43,094,000

Property, plant and equipment, at cost	38,898,000	37,328,000
Less accumulated depreciation	(17,218,000)	(15,369,000)

	21,680,000	21,959,000

Goodwill	29,594,000	29,594,000
Intangible assets, net	5,065,000	4,967,000
Other assets	342,000	430,000

	$97,580,000	$100,044,000

See Notes to Consolidated Financial Statements.

	March 31, 2003	June 30, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$960,000	$998,000
Accounts payable	4,560,000	4,511,000
Dividends payable		1,240,000
Accrued expenses	6,763,000	5,422,000

Total current liabilities	12,283,000	12,171,000

Long-term debt, net of current portion	20,934,000	24,772,000
Deferred income tax liabilities	3,010,000	3,010,000
Other long-term liabilities	645,000	865,000

Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 9,807,634 shares at March 31 and 9,744,033 shares at June 30	163,000	162,000
Capital in excess of par value of common stock	40,538,000	40,033,000
Retained earnings	44,190,000	40,547,000
Currency translation adjustment	(67,000)	(424,000)
Treasury stock, at cost, 2,131,963 shares at March 31 and 1,967,963 shares at June 30	(24,116,000)	(21,092,000)

Total shareholders' equity	60,708,000	59,226,000

	$97,580,000	$100,044,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Operating activities:
Earnings from continuing operations	$4,889,000	$2,253,000
Discontinued operations:
Gain on disposal, net of income taxes		192,000

Net earnings	4,889,000	2,445,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation	2,304,000	1,854,000
Amortization	347,000	253,000
Provisions for losses on accounts receivable	83,000	178,000
Discontinued operations		(192,000)
Gain on sale of assets		(830,000)
Changes in operating assets and liabilities:
Accounts receivable	768,000	3,964,000
Inventories	61,000	5,923,000
Other assets	(492,000)	(624,000)
Accounts payable and accrued expenses	1,442,000	(3,838,000)
Income taxes	504,000	(44,000)

Net cash provided by operating activities of continuing operations	9,906,000	9,089,000
Net cash provided by discontinued operations		32,000

Net cash provided by operating activities	9,906,000	9,121,000

Investing activities:
Capital expenditures	(1,512,000)	(6,245,000)
Patent and license expenditures	(445,000)	(684,000)
Cash paid for acquired businesses, net of cash acquired		(11,300,000)
Proceeds from sale of assets		581,000

Net cash used in investing activities	(1,957,000)	(17,648,000)

Financing activities:
Borrowing on revolving line of credit	10,800,000	25,500,000
Payments on revolving line of credit	(13,800,000)	(17,800,000)
Payments on notes payable	(876,000)	(1,412,000)
Payment of semi-annual cash dividend	(2,486,000)	(2,351,000)
Proceeds from exercise of common stock options	506,000	2,004,000
Repurchase of common stock for treasury	(3,024,000)

Net cash provided by(used by)financing activities.	(8,880,000)	5,941,000

Effect of exchange rate changes on cash	30,000	25,000

Decrease in cash and cash equivalents	(901,000)	(2,561,000)
Cash and cash equivalents at beginning of period	1,798,000	4,118,000

Cash and cash equivalents at end of period	$897,000	$1,557,000

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

        3.     Operating results for the first nine months of fiscal 2003 are not necessarily indicative of the performance for the entire year. Historically, the Company's business is seasonal with a higher level of sales in the Company's fourth fiscal quarter.

        4.     The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net earnings available to common shareholders	$4,889,000	$2,445,000	$1,558,000	$569,000

Denominator:
Weighted average shares outstanding—basic	7,793,082	7,651,754	7,738,268	7,744,173
Effect of dilutive securities—common stock options	197,640	480,691	189,416	291,388

Weighted average shares outstanding—diluted	7,990,722	8,132,445	7,927,684	8,035,561

Net earnings per share of common stock:
Basic	$.63	$.32	$.20	$.07
Diluted	$.61	$.30	$.20	$.07

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share for both the nine-month and three-month periods ended March 31, 2003 and 2002 and are as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Average exercise price per share	$23.78	$24.84	$23.78	$24.04
Number of shares	246,300	189,300	246,300	239,300

        5.     Comprehensive income consists of the following:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Net earnings	$4,889,000	$2,445,000	$1,558,000	$569,000
Currency translation adjustment	(4,000)	25,000	(36,000)	14,000

Total comprehensive income	$4,885,000	$2,470,000	$1,522,000	$583,000

        6.     The Company's operations are classified as two reportable segments within the highway and transportation safety industry. The Company's two reportable segments are the manufacture and sale of the Company's products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.

        The following table presents financial information about reported segments for the nine-month and three-month periods ended March 31, 2003 and 2002 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2003
NINE MONTHS
Net sales from external customers	$53,822,000	$21,650,000		$75,472,000
Operating profit (loss)	11,474,000	1,657,000	$(5,152,000)	7,979,000
Identifiable assets	52,019,000	40,982,000	4,579,000	97,580,000
THREE MONTHS
Net sales from external customers	$17,836,000	$7,369,000		$25,205,000
Operating profit (loss)	3,723,000	317,000	$(1,503,000)	2,537,000
2002
NINE MONTHS
Net sales from external customers	$46,370,000	$15,909,000		$62,279,000
Operating profit (loss)	7,355,000	163,000	$(3,906,000)	3,612,000
Identifiable assets	51,252,000	38,732,000	5,180,000	95,164,000
THREE MONTHS
Net sales from external customers	$16,228,000	$5,279,000		$21,507,000
Operating profit (loss)	2,770,000	(435,000)	$(1,209,000)	1,126,000

        7.     Intangible assets consist of the following:

	March 31, 2003		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,779,000	$1,350,000	$2,334,000	$1,195,000
Technology and installed base	2,610,000	308,000	2,610,000	162,000
Customer relationships	200,000	63,000	200,000	33,000
Other	130,000	33,000	130,000	17,000

	5,719,000	1,754,000	5,274,000	1,407,000
Indefinite-lived intangible assets:
Trade names	1,100,000		1,100,000

Total	$6,819,000	$1,754,000	$6,374,000	$1,407,000

        Amortization expense was $347,000 and $253,000 for the nine months ended March 31, 2003 and 2002, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2003 and for the four fiscal years subsequent to 2003 are as follows: $461,000, $424,000, $388,000, $379,000 and $307,000.

        The carrying amount of goodwill consists of $21,455,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of March 31, 2003 and June 30, 2002.

        8.     During the first nine months of last fiscal year, the Company recorded other income of $830,000 related to the gain on sale of certain assets of its non-highway plastic product line for $581,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%.

        9.     Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI) for approximately $11,300,000, net of cash acquired. SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. SSI has been included in the Company's Inform segment.

        10.   In December 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." The Company adopted FAS No. 148 as of January 1, 2003, which did not have an effect on the Company's results of operations or its financial position.

        The Company has stock option plans providing for grants of options for directors and employees. No charges are made to earnings in connection with the option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 2003 and

2002 consistent with the provisions of FAS No. 123, the Company's net earnings and net earnings per diluted share would have been changed to the pro forma amounts indicated below:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Net earnings, as reported	$4,889,000	$2,445,000	$1,558,000	$569,000
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,021,000)	(1,055,000)	(337,000)	(332,000)

Pro forma net earnings	$3,868,000	$1,390,000	$1,221,000	$237,000

Earnings per share:
Basic—as reported	$.63	$.32	$.20	$.07
Basic—pro forma	$.50	$.18	$.16	$.03
Diluted—as reported	$.61	$.30	$.20	$.07
Diluted—pro forma	$.48	$.17	$.15	$.03

        11.   The FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which relates to accounting on a prospective basis to guarantees issued or modified by companies after December 31, 2002. The Company adopted FIN No. 45 as of January 1, 2003, which did not have a material effect on the Company's results of operations or its financial position.

PART I—FINANCIAL INFORMATION

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

        The Company's sales for the first nine months of fiscal 2003 increased 21% to $75,472,000 compared to $62,279,000 for the first nine months last year. Sales for the first nine months of fiscal 2002 were unusually low as the Company believes it was affected by generally weak economic conditions. Sales for the Protect and Direct segment increased 16% to $53,822,000 from $46,370,000 primarily due to higher sales of the QuadGuard® family of crash cushions, truck-mounted attenuators and parts, which were partially offset by lower sales of sand-filled barrels and the FreezeFree™ anti-icing system. Sales for the Inform segment increased 36% to $21,650,000 in the first nine months of fiscal 2003 from $15,909,000 for the same period last year. The increase was primarily due to higher sales of advanced sensing systems and variable message signs, which were partially offset by lower sales of highway advisory radios. The growth in sales of the sensing systems and variable message signs was due to shipments of two large contracts, including shipments of $2,800,000 in Ohio to supply weather and traffic sensing systems and $550,000 in variable message signs and arrowboards in California. The increase was also due, to a lesser extent, to the acquisition of Surface Systems, Inc. (SSI) in August 2001, which added $914,000 in sales for the first nine months not comparable to the prior year. Organic sales for this segment increased 30% for the first nine months of fiscal 2003. The Company's international sales increased to $10,164,000 for the first nine months of fiscal 2003 from $6,229,000 last year primarily due to increased sales in Australia, Asia and Europe. A large portion of the increase in international sales is due to an increase of $1,290,000 in sales of the Triton Barrier® product in Australia related to new legislation passed in Australia requiring positive protection for all highway work zones.

        The gross profit margin for the first nine months of fiscal 2003 increased to 40.4% compared to 35.7% for the same period last year principally due to volume efficiencies associated with the higher level of sales for both segments. The increase in the gross profit margin for the Protect and Direct segment was partially offset by an unfavorable change in product mix with increased sales of lower margin truck-mounted attenuators. The increase in the gross profit margin for the Inform segment was partially offset by an unfavorable change in product mix with increased sales of lower margin large contract sales. The increase in the gross profit margin for the Inform segment was also offset by the lower gross margins generated at SSI as the first nine months of fiscal 2003 includes SSI's seasonally lowest months of July and August which were not a part of fiscal 2002 results.

        Research and development expenditures remained consistent in the first nine months of fiscal 2003 at $1,543,000 compared to $1,561,000 last year. The Company continued with its work on new products as well as upgrades and modifications to existing products including enhancements to its existing line of crash cushions.

        Selling and administrative expenses for the first nine months of fiscal 2003 increased to $20,986,000 compared to $17,087,000 for the same period last year. The increase was primarily due to the increase in sales as well as $511,000 in additional selling and administrative expenses from SSI not comparable to the prior year. In addition, the Company incurred increased expenses during the first nine months of fiscal 2003 compared to the same period last year relating to foreign currency losses, acquisition development efforts, certain employee related expenses and non-recurring consulting work. As a percentage of sales, selling and administrative expenses slightly increased to 27.8% of sales for the first nine months of fiscal 2003 as compared to 27.4% for the same period of the prior year.

        Operating profit increased to $7,979,000 for the first nine months of fiscal 2003 from $3,612,000 for the same period last year.

        Interest expense decreased to $637,000 from $949,000 in the first nine months of fiscal 2003 due to the lower level of average long-term debt outstanding and to lower interest rates.

        During the first nine months of last fiscal year, the Company recorded other income of $830,000 related to the gain on sale of certain assets of its non-highway plastic product line.

        Income taxes for the first nine months of fiscal 2003 were $2,519,000 reflecting a 34% effective income tax rate compared to a 36% effective income tax rate for the same period last year. The decline in effective rate is due to, among other things, continued federal and state tax planning opportunities and the expected utilization of certain state tax benefits. The Company expects its effective income tax rate to remain at 34% for fiscal 2003.

        Earnings from continuing operations for the first nine months of fiscal 2003 were $4,889,000, or $0.61 per diluted share, compared to $2,253,000, or $0.28 per diluted share, for the first nine months last year. Net earnings for the first nine months of fiscal 2003 increased to $4,889,000, or $0.61 per diluted share, from $2,445,000, or $0.30 per diluted share, for the same period last year. Net earnings for the first nine months of last fiscal year included a gain from discontinued operations of $192,000, net of income taxes, or $.02 per diluted share, due to the favorable outcome of a legal settlement.

CURRENT YEAR QUARTER VERSUS PRIOR YEAR QUARTER

        The Company's sales for the third quarter of fiscal 2003 increased 17% to $25,205,000 compared to $21,507,000 for the third quarter last year. Sales for the third quarter of fiscal 2002 were unusually low as the Company believes it was affected by generally weak economic conditions. Sales for the Protect and Direct segment increased 10% to $17,836,000 from $16,228,000 primarily due to higher sales of the QuadGuard® family of crash cushions and truck-mounted attenuators, which were partially offset by lower sales of parts. Sales for the Inform segment increased 40% to $7,369,000 in the third quarter of fiscal 2003 from $5,279,000 for the third quarter last year. The increase was primarily due to higher sales in all of the major product lines including weather, sensing system, advisory radio and variable message sign products. The growth in sales of the sensing system products was partially due to the remaining shipment of $600,000 on the large contract to Ohio to supply weather and traffic sensing systems. The Company's international sales increased to $3,579,000 for the third quarter of fiscal 2003 from $2,297,000 last year due to increased sales in Australia, Asia and Canada. The increase in international sales is primarily due to an increase of $870,000 in sales of the Triton Barrier® product in Australia related to the new legislation passed in Australia requiring positive protection for all highway work zones.

        The gross profit margin for the third quarter of fiscal 2003 increased to 39.9% compared to 35.4% for the third quarter last year principally due to volume efficiencies associated with the higher level of sales for both segments. The increase in the gross profit margin for the Protect and Direct segment was partially offset by an unfavorable change in product mix with increased sales of lower margin truck-mounted attenuators. The increase in the gross profit margin for the Inform segment was partially offset by an unfavorable change in product mix with increased sales of lower margin large contract sales.

        Research and development expenditures remained consistent in the third quarter of fiscal 2003 at $635,000 compared to $667,000 last year. The Company continued with its work on new products as well as upgrades and modifications to existing products.

        Selling and administrative expenses for the third quarter of fiscal 2003 increased to $6,877,000 compared to $5,815,000 for the third quarter last year. The increase was primarily due to the increase in sales. In addition, the Company incurred increased expenses during the third quarter of fiscal 2003 compared to the same period last year relating to foreign currency losses and certain employee related expenses. As a percentage of sales, selling and administrative expenses remained consistent at 27.3% of sales for the third quarter of fiscal 2003 as compared to 27.0% of sales for the third quarter of fiscal 2002.

        Operating profit increased to $2,537,000 for the third quarter of fiscal 2003 from $1,126,000 for the third quarter last year.

        Interest expense decreased to $187,000 from $240,000 in the third quarter of fiscal 2003 due to the lower level of average long-term debt outstanding and to lower interest rates.

        Income taxes for the third quarter of fiscal 2003 were $803,000 reflecting a 34% effective income tax rate compared to a 36% effective income tax rate for the third quarter last year.

        Net earnings for the third quarter increased to $1,558,000, or $0.20 cents per diluted share, compared to $569,000, or $.07 cents per diluted share, for the third quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $897,000 as of March 31, 2003 and access to additional funds of $20,500,000 under an unsecured revolving credit agreement which currently expires on October 31, 2004. The Company believes that this credit facility is an important source of liquidity. The credit agreement provides for a $40 million credit facility and contains both fixed and floating interest rate options, at the prime rate or lower, and contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. At any time before the facility expires, the Company may elect to convert the loan to a four-year term with equal quarterly principal payments due throughout the term to amortize the loan in full. The Company is currently in compliance with all covenants in this agreement.

        Operating activities were a source of cash for the Company for the first nine months of fiscal 2003 providing $9,906,000.

        Investing activities used cash of $1,957,000 during the first nine months of fiscal 2003 including $1,512,000 for capital expenditures and $445,000 for patent expenditures.

        Financing activities used cash of $8,880,000 during the first nine months of fiscal 2003. The Company paid a net $3,000,000 against its outstanding revolving credit facility. The payment of the Company's semi-annual cash dividend used cash of $2,486,000. In addition, the Company used cash of $876,000 for the payment of notes payable due in connection with the acquisition of Roadway Safety Service, Inc. and National Signal, Inc. The Company also paid $3,024,000 to purchase 164,000 shares of its own common stock for the treasury. Offsetting these cash payments, the Company received cash of $506,000 from the exercise of common stock options.

        For the remainder of fiscal 2003, the Company anticipates needing less than $1,000,000 in additional cash for capital expenditures. For 2003 and into 2004, the Company may also need additional cash as it continues to consider acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available either under the Company's revolving credit facility or from the renegotiation of a new credit facility. The Company believes that additional funds would be available from its banks if needed. The Company believes these sources of cash are sufficient for all planned operating, investing and capital requirements.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Company's June 30, 2002 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company's consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. The following is a summary of the more significant accounting policies, methods and estimates used by the Company:

        Revenue Recognition: Revenues are recognized when either title and risk of loss of products has been transferred to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts.

        Income Taxes: The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

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

        In the preparation of the Company's financial statements, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgement given relevant factors and available data. These estimates may differ from actual results.

FUTURE OUTLOOK

        The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to revenue shortfalls and budget deficits at the state level where the majority of states are currently operating at a deficit. Federal spending on highways for the government's fiscal year ending September 30, 2003 has been approved at approximately $32 billion consistent with federal spending last year. The current six-year federal highway bill (TEA-21) expires on September 30, 2003. The next highway funding bill is currently under consideration by the federal government and it is uncertain as to what the future federal governmental spending levels will be. Currently, the Company is encouraged by recent improvements in shipments, order flow and backlog. However, given the current uncertain economic conditions and state budget deficits, the Company remains cautious about its prospects for 2003 and into 2004.

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

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

          99.   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K.

          On April 24, 2003, the Company filed a report on Form 8-K dated April 23, 2003, to report the issuance of a press release announcing its third quarter fiscal 2003 financial results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	May 9, 2003	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

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

DATED:	May 9, 2003	/s/ LESLIE J. JEZUIT Leslie J. Jezuit President and Chief Executive Officer

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

DATED:	May 9, 2003	/s/ DANIEL P. GOREY Daniel P. Gorey Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS