Form 10-K
period 2003-06-30
QUIXOTE CORP
filed 2003-09-29
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
For the fiscal year ended June 30, 2003
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

Common Stock ($.01-2/3 Par Value)
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter.

$132,319,480 as of December 31, 2002

        Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

8,360,193 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of September 16, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2003 which will be filed with the Commission on or about October 1, 2003 is incorporated by reference at Part III.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	3-7
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	9-10
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	15-16
Item 8.	Financial Statements and Supplementary Data	17-38
Item 9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
PART III
Item 10.	Directors and Executive Officers of the Registrant	40
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accountant Fees and Services	41
PART IV
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	42-46
SIGNATURES		47

PART I
THE COMPANY

        Quixote Corporation was originally incorporated under the laws of the State of Delaware in 1969 as Energy Absorption Systems, Inc. In June 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. Unless otherwise indicated herein, the terms "Quixote" and the "Company" refer to Quixote Corporation and its subsidiaries.

Item 1.    Business

        Quixote Corporation and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets. These products include energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather information systems and forecasting services, variable message signs, highway advisory radios, intelligent intersection control devices and other highway and transportation safety devices.

        As of June 30, 2003, Quixote Corporation and its subsidiaries employed approximately 1,250 people.

Description of Business

        The Company's operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company's two reportable segments are—the manufacture and sale of highway and transportation safety products which "Protect and Direct", and the manufacture and sale of products and services which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The Company's Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The Company's products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation and other governmental transportation agencies.

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

        The Company develops, manufactures and markets lines of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving highway construction vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand. The Company also manufactures and sells products that prevent crashes and help control the flow of traffic by directing or guiding. These products consist of a line of flexible sign and guide post systems

(delineators) and a glare screen system. The guide posts are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented, in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles. The Company's products within the Protect and Direct segment also include a crashworthy barrier arm for use at areas such as railroad crossings, tollroads and as security for access ways, driveways and parking lots. In addition, the Company markets a FreezeFree™ anti-icing system which automatically or manually dispenses deicing liquids in advance of ice formation on bridges, roads and overpasses.

Inform Segment

        To expand the Company's business within the highway and transportation safety industry, in 1998 the Company began acquiring companies that manufacture ITS products which provide information to prevent crashes from occurring, which comprise the Inform segment. Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. In December 1998, the Company acquired Nu-Metrics, Inc., which provides the Company with electronic wireless measuring and sensing devices that gather and use information to relieve traffic congestion. In January 2001, the Company acquired National Signal, Inc. With this acquisition, the Company acquired mobile variable message signs, directional displays and warning lights for the transportation industry. In August 2001, the Company acquired Surface Systems, Inc. This acquisition expands the Company's offering of pavement sensing equipment and specialized road and runway weather stations and also gained both road condition and weather forecasting services. Effective May 16, 2003, the Company acquired U.S. Traffic Corporation (UST). The UST business provided an extensive array of intelligent intersection control systems and other traffic control products.

        The Company's expanded highway and transportation safety products within the Inform segment include devices which can be used to measure distance and perform repetitive spacing to within one inch per mile and include portable or permanent sensors that record volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic and road surface condition and freezing point data which can be relayed on a real-time basis for monitoring to a transportation department's base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. The Company also manufactures and markets road/runway traffic and weather information systems. Using a tower equipped with weather instruments and special detectors, these systems can detect freezing conditions and provide valuable weather and traffic data to transportation departments or airports in order to dispatch salt trucks or automatically activate anti-icing systems.    The Company's products within the Inform segment also include traffic controllers, in-ground vehicle detectors, permanently-mounted and mobile variable message signs, directional displays, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, illuminated transportation signage and tunnel lighting. Traffic controllers and detectors are devices that control traffic signal operations at intersections either with preset timers or with detectors that enable the signals to change in response to variations in traffic. Permanently-mounted and mobile variable message signs provide advance warning and directional information to oncoming drivers to assist in diverting and controlling traffic around areas of potential hazard. These LED signs and displays can be electronic, solar or diesel powered. UPS is a power supply system with battery backup that keeps a lighted intersection operating either normally or in flash-mode during a power interruption. Traffic and pedestrian signals are LED or incandescent signals for intersection operations and pedestrian crossings which may include countdown warnings before a signal changes. The Company also provides specialty lighting solutions for roadway and pedestrian tunnels, subways and other areas. The Company is a leading manufacturer of highway advisory radio (HAR) systems that broadcast traffic information using an AM radio frequency. HAR systems, in conjunction with flashing lights and message signs, advise drivers to tune into a particular

AM station to communicate messages about traffic, road conditions and weather with reception up to six miles from the unit. One of the Company's newly developed products is the Intellizone® system which is designed to provide real-time information to motorists who are approaching construction zones by connecting traffic and/or weather sensors and variable message signs through software.

        The Company also provides product education, selection and application assistance. The Company, in some cases, performs site preparation and installation services for its products. These services are primarily performed by the Company's distributor/contractor network.

        Financial information relating to industry segments appears in Note 16 of the notes to Company's consolidated financial statements included herein.

Competition and Marketing

        The Company's products are sold in all 50 U.S. states and internationally. Domestically, the Company sells either through a distribution network or through a direct sales force. The distribution network consists of regional managers which supervise 49 domestic distributors and also make direct sales in areas not covered by distributors. The Company sells its products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports. Although the federal government provides matching funds for the purchase of certain highway safety products made by state and local governmental agencies, the federal government is not a direct purchaser of the Company's domestic products. For certain products, the Company sells through catalogs and inside sales personnel.

        Many foreign governments are now beginning to recognize the need for crash cushions and the Company's other highway safety products as a method of reducing traffic congestion and fatalities. The Company's products are sold outside of the U.S through a network of 60 distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

        The Company does experience competition in many of its product lines. The Company believes it is a leading U.S. manufacturer of transportation safety products, however many of the Company's competitors offer similar products to those supplied by the Company, and a few are better capitalized than the Company. Within the Protect and Direct segment, particularly in the sand barrel, QuadGuard®, REACT 350® and TMA product lines, the Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN), with TrafFix Devices, Inc. and with other smaller regional companies. No other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. A number of other companies manufacture flexible sign and guide post systems. Within the Inform segment, the Company experiences rigorous competition in selling certain product lines as they are generally sold through a bidding process. These product lines may include the Company's road/runway traffic and weather information systems, permanently-mounted and mobile variable message signs, traffic and detection controllers, traffic and pedestrian signals and lighting products. There are a few companies that manufacture and sell highway advisory radio systems. The Company's traffic counters and sensors compete with many different companies which may sell sensors using different technologies including microwave and infra-red sensors and machine-vision (video) that each offer certain advantages.

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

Government Policies and Funding

        The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The current six-year federal highway bill (TEA-21) expires on September 30, 2003. The next highway bill (SAFETEA) is currently under consideration by the federal government. The current federal legislation currently includes, and is expected to include, a guaranteed amount of funding for highway safety programs. These federal funds are currently based on gasoline tax revenues. The states must currently set aside 10% of the federal funds received each year under TEA-21 for safety construction activities such as hazard elimination. Many of the Company's products are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 that provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA that makes the products eligible for federal funds for certain highway projects. The Company is obligated to seek such approval for improvements or upgrades to such devices and for any new devices. Any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on the Company's financial results. In addition, the majority of states are currently operating at budget deficits.

        Foreign government policies and funding vary by country in regard to highway and transportation safety. In many cases, local additional testing of the Company's products may be required in order to obtain certification.

Backlog

        As of June 30, 2003, 2002 and 2001, the Company had a backlog of unfilled orders for highway safety devices of $28,364,000, $12,667,000, and $7,986,000, respectively. The backlog as of June 30, 2003 included $14,799,000 related to the UST acquisition. The Company can usually fill an order within two days to 8 weeks of receipt depending on the type of product.

Research and Development; Patents

        Many of the Company's products have patented features and the Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $2,356,000, $2,468,000 and $1,752,000 for the fiscal years 2003, 2002 and 2001, respectively. The Company maintains its own crash test facility in California.

        The Company develops new products by working with federal, state and local highway officials to determine highway traffic safety needs, and then designs products to satisfy those needs. The Company is also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products within the impact technology area, the Company is seeking to develop or to acquire new products which can be sold through its existing distribution networks to its existing customers.

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

Major Customers

        No single customer of the Company represents a significant portion of total revenues. However, approximately 12% and 10% of the Company's consolidated revenues resulted from sales to customers in the states of Texas and California, respectively, in fiscal 2003. Customers may consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. A change in policy in state spending could materially affect the Company's sales in that state.

Seasonality

        The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the Company's fourth and first fiscal quarters. As a result, the Company's sales and earnings in these quarters are the strongest with weaker sales and earnings occurring in the second and third fiscal quarters.

Foreign and Domestic Operations and Revenues

        The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $13,545,000, $8,596,000 and $9,489,000 in 2003, 2002 and 2001 respectively.

Other

Discontinued Operations

        In fiscal years 1996 and 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. and its legal technologies businesses. During the year ended June 30, 2002, the Company recorded a gain of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, due to the adjustment of certain accruals related to contingencies which the Company no longer believes are probable and from the favorable outcome of a legal settlement.

Available Information

        The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The SEC maintains an internet website at http://www.sec.gov that contains access to filings of issuers that file electronically with the SEC. The Company also maintains an internet website at http://www.quixotecorp.com that contains access to its public filings and other information regarding the Company. The Company makes its public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of the Company's filings will also be furnished free of charge upon request of the Company.

Item 2.    Properties

Location	Available Space	Purpose	Owned or Leased
One East Wacker Drive Chicago, Illinois	19,000 sq. ft.	Executive Offices**	Leased
35 East Wacker Drive Chicago, Illinois	18,000 sq. ft.	Executive Offices**	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct highway safety devices	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Research and development facility for Protect and Direct highway safety devices	Owned
3300 N. Kenmore Street South Bend, Indiana	81,000 sq. ft.	Manufacture of Protect highway safety devices	Owned
9603 John Street Santa Fe Springs, CA	183,000 sq. ft.	Sale and manufacture of Inform products	Leased
Eucalipto y Nogal L4-7 Tecate, Baja California Mexico	68,000 sq. ft.	Sale and manufacture of Mexico Inform products	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale and manufacture of highway advisory radio equipment	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of traffic sensing and distance measuring devices	Owned
11612 Lilburn Park Road St. Louis, Missouri	17,000 sq. ft.	Sale and manufacture of sensing and weather forecasting products and services	Leased
14657 Industry Circle La Mirada, California	46,000 sq. ft.	Sale and manufacture of variable message signs	Leased
200 Corporate Pointe Culver City, California	19,800 sq. ft.	Sublet to a third party	Leased

**
Effective January 2004, the executive offices of the Company will relocate to 35 East Wacker Drive, Chicago, Illinois.

        The Company believes that its principal plants are suitable and adequate for the manufacturing and other activities performed at those plants. In addition to the principal facilities listed above, the Company has international locations used primarily for sales activities.

Item 3.    Legal Proceedings

        In October 2002, Energy Absorption Systems, Inc. was served in a matter entitled Bedlinger v. The Mills Corporation, Gaylord Entertainment and Safe-Hit Corporation, State of Tennessee Circuit Court of Davidson County, No. 02C2832. The Complaint alleges that plaintiff was injured when she tripped over a surface mount twist-lock and post in a parking lot and seeks judgment for $1,000,000 in damages The case has been forwarded to the Company's insurance carrier and discovery is proceeding.

        The Company is involved in other legal proceedings and claims arising out of the conduct of its business. The Company believes, after consultation with counsel, that the outcome of such proceedings and claims will not have a material, adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is quoted on The Nasdaq Stock Market®, under the symbol QUIX. Set forth are the daily high and low sales prices for the Company's common stock for the periods indicated, as reported by the Nasdaq.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2003:
High	$18.75	$22.09	$20.08	$26.66
Low	14.31	16.50	15.40	15.70
FISCAL 2002:
High	$28.52	$25.05	$19.41	$22.25
Low	20.70	15.40	16.90	15.82

        The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq National Market System section. As of September 16, 2003, there were 1,163 shareholders of record.

Dividend Policy

        During 2003, the Company declared semi-annual cash dividends of sixteen cents per share and seventeen cents per share. During 2002, the Company declared semi-annual cash dividends of sixteen cents per share each declaration.

Equity Compensation Plan Information

        As of June 30, 2003, the Company has two outstanding stock option plans which were approved by the shareholders of the Company in November 2001. Additional information relating to the Company's stock option plans appears in Note 8 to the Company's consolidated financial statements included herein.

        The following table details information regarding the Company's equity compensation plans as of June 30, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,256,230	$15.90	355,400
Equity compensation plans not approved by security holders	-0-	-0-	-0-

	1,256,230	$15.90	355,400

Recent Sales of Unregistered Securities

        Effective May 16, 2003, in connection with the acquisition of U.S Traffic Corporation (UST), the Company issued 558,534 shares of the Company's common stock to the sellers of UST. The Company registered the resale of those shares by filing a Form S-3 on July 9, 2003.

Item 6.    Selected Financial Data

	For the years ended June 30,
	2003	2002	2001	2000	1999
	Dollar amounts in thousands, except share data
Operating Results:
Net sales	$114,310	$89,694	$93,554	$83,770	$71,987
Gross profit	46,240	35,932	43,938	41,111	33,633
Selling and administrative expenses	28,730	23,975	23,299	24,208	19,606
Research and development expenses	2,356	2,468	1,752	1,614	1,544
Other expense	802	276	1,399	904	665
Earnings from continuing operations	9,472	5,897	10,843	8,919	7,562
Net earnings	9,472	6,824	10,843	8,919	7,802
Cash dividends per common share	.33	.32	.30	.29	.28
Per Share Data:
Basic EPS:
Earnings from continuing operations	$1.21	$.77	$1.47	$1.13	$.95
Net earnings	$1.21	$.89	$1.47	$1.13	$.98
Weighted average common shares outstanding	7,847,169	7,682,706	7,377,443	7,868,554	7,986,094
Diluted EPS:
Earnings from continuing operations	$1.17	$.73	$1.35	$1.10	$.92
Net earnings	$1.17	$.84	$1.35	$1.10	$.95
Weighted average common and common equivalent shares outstanding	8,062,397	8,121,621	8,049,513	8,124,623	8,227,775
Financial Position:
Total assets	$150,825	$100,044	$88,096	$73,264	$71,774
Working capital	36,089	30,923	31,036	22,127	18,579
Property, plant and equipment, net	26,237	21,959	17,343	15,001	15,599
Long-term debt, net	39,789	24,772	21,526	15,596	11,901
Shareholders' equity	75,555	59,226	50,606	43,116	45,982
Book value per common share	9.10	7.62	6.73	5.84	5.70

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

2003 COMPARED TO 2002

        The Company's sales increased 27% to $114,310,000 in 2003 from $89,694,000 for 2002 due to organic sales growth for both segments as well as sales growth from an acquisition completed during the year. Organic sales for 2002 were unusually low as the Company believes it was affected by both generally weak economic conditions and state budgetary positions. Sales for the Protect and Direct segment for 2003 increased 15% to $77,243,000 from $67,225,000 for 2002. Sales increased across the Company's Protect and Direct product lines with the exception of sales of parts, sand-filled barrels and the FreezeFree™ anti-icing system. Sales of truck-mounted attenuator (TMA) products increased 66% and sales of permanent crash cushions increased 19%. Sales for the Inform segment for 2003 increased 65% to $37,067,000 from $22,469,000 for fiscal 2002 primarily due to the acquisition of U.S. Traffic (UST) in May 2003 and Surface Systems, Inc. (SSI) in August 2001. These two acquisitions added $6,891,000 of sales in fiscal 2003 not comparable to the prior year. Organic sales for this segment increased 34% due to higher sales across the Company's Inform product lines. The growth in sales of advanced sensing systems and variable message signs was due to shipments of two large contracts, including $2,800,000 in Ohio to supply weather and traffic sensing systems and $1,248,000 in variable message signs and arrowboards in California. Geographically, the Company's increase in sales was helped by strong international sales which increased $4,949,000, or 58%, to $13,545,000 in 2003 compared to $8,596,000 for 2002. Of the increase, $1,193,000 was due to an increase in sales of the Triton Barrier® product in Australia related to new legislation passed in Australia requiring positive protection for all highway work zones. Domestic sales increased 24% due principally to the acquisition of UST. Organic domestic sales increased 16% due to the sales increases across both segments mentioned earlier.

        The gross profit margin for 2003 was 40.5% compared to 40.1% for 2002. The modest increase in gross profit margin was due to an increase in gross profit margin for the Protect and Direct segment partially offset by a decrease in the gross profit margin for the Inform segment. The increase in the gross profit margin for the Protect and Direct segment was due to the volume efficiencies associated with the higher level of sales offset by an adverse change in product sales mix with higher sales of the lower margin TMA product line. The decrease in the gross profit margin for the Inform segment was primarily due to an adverse change in product sales mix with higher sales of lower margin large contract shipments. Also contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisitions of UST and SSI as those gross profit margins are lower than the segment's historical gross profit margin. The Company estimates its consolidated gross profit margins to be in the range of 38% to 40% for fiscal 2004.

        Selling and administrative expenses for 2003 increased 20% or $4,755,000 to $28,730,000 from $23,975,000 for 2002. Selling and administrative expenses decreased as a percentage of sales to 25.1% of sales for 2003 from 26.7% of sales for 2002. The decrease in the percentage of sales was due to the fixed component of many of the Company's expenses. Also contributing to the decrease in percentage was the acquisition of UST with significantly lower selling and administrative expenses as a percentage of sales than the Company's historical percentage. The increase in dollars was due to the increase in sales and to the inclusion of selling and administrative expenses from UST and SSI which added approximately $1,452,000 in expenses for the year. The Company estimates selling and administrative expense as a percentage of sales to be in the range of 23% to 25% of sales for fiscal 2004.

        Research and development expenditures were $2,356,000 for 2003 compared to $2,468,000 for 2002. The Company continued with its work on new products as well as upgrades and modifications to existing products including enhancements to its existing line of FreezeFree™ anti-icing systems, TMA products and the Triton Barrier® product. The Company also successfully tested its QuadGuard® CEN family of crash cushions under European standards at speeds of 80, 100 and 110 km/h and at all hazard widths.

        Operating profit increased 60% to $15,154,000 in 2003 from $9,489,000 for 2002.

        Interest expense was $906,000 for 2003 compared to $1,184,000 for 2002. Interest expense decreased due to the lower weighted average level of long-term debt outstanding and to lower interest rates for 2003. The Company estimates interest expense to be less than $2 million for fiscal 2004.

        The Company's effective income tax rate for 2003 was 34% compared to an effective income tax rate of 36% for 2002. The decrease in the effective rate was due in part to the continued expected utilization of certain tax planning strategies. The Company estimates its effective income tax rate for fiscal year 2004 will increase to approximately 36% primarily due to higher state taxes related to the acquisition of UST.

        Earnings from continuing operations for 2003 were $9,472,000, or $1.17 per diluted share, compared to $5,897,000, or $0.73 per diluted share, for 2002. Net earnings were $9,472,000, or $1.17 per diluted share, for the year compared to $6,824,000, or $0.84 per diluted share, for 2002. Net earnings for 2002 included a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000.

2002 COMPARED TO 2001

        The Company's sales decreased 4% to $89,694,000 in 2002 from $93,554,000 for 2001 primarily due to the delay of highway safety construction spending for the Company's products by many states as a result of their revenue collection shortfalls and budget deficits. Sales for the Protect and Direct segment decreased 14% to $67,225,000 from $78,499,000 for 2001. Sales declined across the Company's Protect and Direct product lines with the exception of sales of parts, the Triton Barrier® product and the FreezeFree™ anti-icing system. Sales of the water-filled Triton Barrier product outpaced 2001 as interest grew in the product's functionality as a portable security barrier. The Company began to see interest in one of its newer products, the FreezeFree™ anti-icing system, with $768,000 in sales for fiscal 2002. Sales for the Inform segment increased 49% to $22,469,000 from $15,055,000 for fiscal 2001, primarily due to the acquisitions of SSI in August 2001 and National Signal, Inc. (NSI) in January 2001. These two acquisitions added $11,033,000 of sales in fiscal 2002 not comparable to the prior year. Organic sales for this segment decreased 24% as a result of decreased sales of advanced sensing products and highway advisory radios principally due to the more discretionary demand for these products. Geographically, international sales declined 9% to $8,596,000 in 2002 compared to $9,489,000 for 2001 due to lower sales of the Company's lines of permanent crash cushions and TMA products. Domestic sales decreased 5% and organic domestic sales decreased 16% due to the sales decreases across both segments mentioned earlier.

        The gross profit margin for 2002 was 40.1% compared to 47.0% for 2001. This decline in gross profit margin was principally due to volume inefficiencies associated with the lower level of organic sales for the Protect and Direct and for the Inform segments. The gross profit margin for the Protect and Direct segment declined to a lesser extent as a result of an adverse change in product sales mix with lower sales of the higher margin permanent crash cushions. Contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisitions of SSI and NSI as those gross profit margins are lower than the segment's historical gross profit margin.

        Selling and administrative expenses for 2002 increased 3% or $676,000 to $23,975,000 from $23,299,000 for 2001. Selling and administrative expenses increased as a percentage of sales to 27% of sales for 2002 from 25% of sales for 2001. The increase in the percentage of sales was due to the fixed component of many of the Company's expenses. The increase in dollars was due to the inclusion of selling and administrative expenses from SSI and NSI which added approximately $3,329,000 in expenses for the year. Organic selling and administrative expenses for the year decreased $2,653,000, or 11%, due to the decline in both sales and amortization expense as well as cost containment initiatives.

        Research and development expenditures were $2,468,000 for 2002 compared to $1,752,000 for 2001. The increase was due to greater expenditures for upgrades and modifications to existing products like the recently introduced Safe-Stop® 180° TMA with an innovative, more compact design including a tilt feature for easy storage and the QuadGuard® HS crash cushion for impacts up to 70 mph. The Company also worked on developing other new products including wider models of the REACT 350® crash cushion and advanced pavement sensors and software to provide an integrated system solution for collecting and providing traffic information.

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

        The Company's effective income tax rate for 2002 was 36% compared to an effective income tax rate of 38% for 2001. The decrease in the effective rate was due in part to the utilization of certain tax planning strategies.

        Earnings from continuing operations for 2002 were $5,897,000 compared to $10,843,000 for 2001. Net earnings were $6,824,000, or $0.84 per diluted share, for the year compared to $10,843,000, or $1.35 per diluted share, for 2001. Net earnings for 2002 included a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, due to the adjustment of certain accruals related to contingencies which the Company no longer believes are probable of occurring and from the favorable outcome of a legal settlement.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $3,753,000 and access to additional cash of $22,756,000 as of June 30, 2003 under its bank credit facility as described in Note 7 to the consolidated financial statements. The Company believes that this three-year unsecured credit facility is an important source of liquidity. The credit agreement provides for a $50 million revolving credit facility and $20 million term loan agreement. The facility contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. It contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. The Company currently is in compliance with all covenants of this agreement.

        Operating activities were a source of cash for the Company for fiscal 2003 providing $16,156,000.

        Investing activities used cash of $22,660,000 during fiscal 2003 including $20,158,000 for the purchase of UST. Capital expenditures in 2003 were $2,257,000 and patent expenditures were $445,000. Offsetting these expenditures somewhat, the Company received payments on a note receivable in the amount of $200,000 related to the sale of the Company's non-highway plastic product line during fiscal 2002.

        Financing activities provided cash of $8,422,000 during 2003. The Company borrowed $20,000,000 on a term loan for the acquisition of UST. The Company made net payments of $6,000,000 against its outstanding revolving credit facility. The payment of the Company's semi-annual cash dividend used cash of $2,489,000. In addition, the Company used cash of $953,000 for the payment of notes payable due in connection with the acquisitions of Roadway Safety Service, Inc., Nu-Metrics, Inc. and NSI. The

Company also paid $3,024,000 to repurchase 164,000 of its own common shares for the treasury under its share repurchase authorization program. Offsetting these cash payments, the Company received cash of $888,000 from the exercise of common stock options.

        For fiscal 2004, the Company anticipates needing approximately $5,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Company's consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company's consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy and does not use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. The following is a summary of the more significant accounting policies and methods used by the Company:

        REVENUE RECOGNITION    Revenues are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers, with provision for estimated uncollectible amounts.

        LONG-LIVED ASSETS    Long-lived assets include such items as goodwill, patents, product rights and other intangible assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment at least annually using the discounted cash flow method. Patents and other finite-lived intangible assets are amortized on a straight-line basis over the life of the patent or agreement. Amortization expense of $595,000, $398,000, and $1,835,000 was recognized for the years ended June 30, 2003, 2002, and 2001 respectively. Effective July 1, 2001, with the adoption of Statement of Financial Accounting Standard (FAS) No. 142, the Company is no longer required to amortize goodwill and other indefinite-lived intangible assets.

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

        In the preparation of the Company's financial statements, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgment given relevant factors and available data. These estimates may differ from actual results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which establishes accounting standards for the consolidation of variable interest entities created after January 31, 2003. In April 2003, the FASB issued FAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities for contracts entered into or modified after June 30, 2003. In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classification and measurement of certain financial instruments entered into or modified after May 31, 2003 with characteristics of both liabilities and equity. As of June 30, 2003, the Company did not have entities or instruments that apply to these statements. In addition, the Company does not expect that these statements will have a significant impact on fiscal 2004 financial results.

FUTURE OUTLOOK

        The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to revenue shortfalls and budget deficits at the state level where the majority of states are currently operating at a deficit. The current six-year federal highway bill (TEA-21) expires on September 30, 2003. The next highway funding bill is currently under consideration by the federal government and it is uncertain what the future federal governmental spending levels will be. Given the current uncertain economic conditions, the Company remains cautious about its prospects for 2004.

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

Item 7.A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risk is primarily the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are primarily at variable LIBOR-associated rates and fixed interest rates and are denominated in U.S. dollars. In order to minimize the long-term costs of borrowing, the Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements. The Company does not have any derivative instruments associated with interest rates and is not a party to any transactions involving leveraged derivatives as of June 30, 2003. During July 2003, the Company entered into an interest rate swap agreement to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. As described in Note 7 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2003 and 2002 was $39,789,000 and $24,772,000, respectively. A hypothetical 1% increase in interest rates would have adversely affected the Company's 2003 and 2002 net earnings and cash flows by approximately $147,000 and $160,000, respectively.

        The majority of the Company's business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of the Company's operations. Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company did not hold such derivatives during 2003 or 2002. Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. However, there were no significant transaction gains or losses during 2003 or 2002 and the Company does not believe it is currently exposed to any material risk of loss from currency exchange fluctuations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents the Company's contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2003:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	Dollar amounts in thousands
Long-term debt (Note 7)	$43,817	$4,028	$6,820	$11,469	$21,500
Operating leases (Note 14)	10,414	2,974	4,424	3,016
Minimum royalty payments (Note 14)	2,613	513	600	600	900
Purchase obligations (Note 14)	450	450

Total	$57,294	$7,965	$11,844	$15,085	$22,400

FORWARD LOOKING STATEMENTS

        Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward-looking statements" for purposes of the SEC's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Any statement that addresses expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and expected financial results, are forward-looking statements.

        Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal and state funding for highways and risks related to reductions in government expenditures; the successful completion and integration of acquisitions; the introduction and acceptance of the Company's products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company's governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and general economic conditions.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the board of directors and shareholders of Quixote Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois August 4, 2003

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
	2003	2002	2001
	Dollar amounts in thousands, except share data
Net sales	$114,310	$89,694	$93,554
Cost of sales	68,070	53,762	49,616

Gross profit	46,240	35,932	43,938

Operating expenses:
Selling and administrative	28,730	23,975	23,299
Research and development	2,356	2,468	1,752

	31,086	26,443	25,051

Operating profit	15,154	9,489	18,887
Other income (expense):
Interest income	104	78	68
Interest expense	(906)	(1,184)	(1,479)
Other		830	12

	(802)	(276)	(1,399)

Earnings from continuing operations before provision for income taxes	14,352	9,213	17,488
Provision for income taxes	4,880	3,316	6,645

Earnings from continuing operations	9,472	5,897	10,843
Discontinued operations:
Gain on disposal, net of income taxes		927

Net earnings	$9,472	$6,824	$10,843

Basic earnings per share:
Earnings from continuing operations	$1.21	$.77	$1.47

Net earnings	$1.21	$.89	$1.47

Weighted average common shares outstanding	7,847,169	7,682,706	7,377,443

Diluted earnings per share:
Earnings from continuing operations	$1.17	$.73	$1.35

Net earnings	$1.17	$.84	$1.35

Weighted average common and common equivalent shares outstanding	8,062,397	8,121,621	8,049,513

The accompanying notes are an integral part of the consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2003	2002
	Dollar amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$3,753	$1,798
Accounts receivable, net of allowance for doubtful accounts of $1,267 in 2003 and $1,546 in 2002	36,835	24,448
Refundable income taxes		732
Inventories, net	22,967	11,890
Deferred income tax assets	2,713	3,098
Notes receivable	217	233
Other current assets	603	895

Total current assets	67,088	43,094

Property, plant and equipment at cost:
Land	1,434	1,434
Buildings and improvements	15,123	15,064
Machinery and equipment	18,536	12,572
Furniture and fixtures	1,927	1,880
Computer equipment and software	6,133	5,521
Leasehold improvements	826	684
Construction in progress	186	173

	44,165	37,328
Less: accumulated depreciation	(17,928)	(15,369)

	26,237	21,959

Goodwill	48,642	29,594
Intangible assets, net	8,387	4,967
Other assets	471	430

	$150,825	$100,044

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,028	$998
Accounts payable	10,761	4,511
Dividends payable	1,402	1,240
Income taxes payable	1,305
Accrued expenses:
Payroll and commissions	5,986	2,418
Other	7,517	3,004

Total current liabilities	30,999	12,171

Long-term debt, net of current portion	39,789	24,772
Deferred income tax liabilities	3,917	3,010
Other long-term liabilities	565	865
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 10,437,436 shares—2003 and issued 9,744,033 shares—2002	174	162
Capital in excess of par value of stock	52,173	40,033
Retained earnings	47,368	40,547
Currency translation adjustment	(44)	(424)
Treasury stock, at cost, 2,131,963 shares—2003 and 1,967,963 shares—2002	(24,116)	(21,092)

Total shareholders' equity	75,555	59,226

	$150,825	$100,044

The accompanying notes are an integral part of the consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the three years ended June 30, 2003
	Common Stock					Treasury Stock		Compre- hensive Income (Loss)
			Capital in Excess of Par Value of Stock	Currency Translation Adjustment	Retained Earnings
	Shares	Dollars				Shares	Dollars
	Dollar amounts in thousands, except share data
BALANCES, JUNE 30, 2000	9,199,194	$153	$33,830		$27,565	1,810,420	$(18,432)
Exercise of options	275,597	5	1,614
Net earnings—2001					10,843			$10,843
Currency translation adjustment				$(390)				(390)
Declaration of semi-annual cash dividends ($0.15 per share)					(2,216)
Issuance of shares pursuant to the stock retirement plan	10,794		294
Purchase of shares at $14.58 to $18.25 per share						157,543	(2,660)

BALANCES, JUNE 30, 2001	9,485,585	158	35,738	(390)	36,192	1,967,963	(21,092)	$10,453

Exercise of options	247,654	4	4,092
Net earnings—2002					6,824			$6,824
Currency translation adjustment				(34)				(34)
Declaration of semi-annual cash dividends ($0.16 per share)					(2,469)
Issuance of shares pursuant to the stock retirement plan	10,794		203

BALANCES, JUNE 30, 2002	9,744,033	162	40,033	(424)	40,547	1,967,963	(21,092)	$6,790

Exercise of options	124,075	2	1,332
Net earnings—2003					9,472			$9,472
Currency translation adjustment				19				19
Liquidation of foreign entity				361
Issuance of shares for acquisition of U.S. Traffic	558,534	10	10,557
Declaration of semi-annual cash dividends ($0.16 and $0.17 per share)					(2,651)
Issuance of shares pursuant to the stock retirement plan	10,794		251
Purchase of shares at $16.31 to $19.28 per share						164,000	(3,024)

BALANCES, JUNE 30, 2003	10,437,436	$174	$52,173	$(44)	$47,368	2,131,963	$(24,116)	$9,491

The accompanying notes are an integral part of the consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
	2003	2002	2001
	Dollar amounts in thousands
OPERATING ACTIVITIES:
Earnings from continuing operations	$9,472	$5,897	$10,843
Discontinued operations:
Gain on disposal, net of income taxes		927

Net earnings	9,472	6,824	10,843
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Depreciation	3,383	3,141	2,081
Amortization	595	398	1,835
Discontinued operations		(927)
Gain on sale of assets		(830)
Deferred income taxes	1,957	1,982	(30)
Provisions for losses on accounts receivable	184	351	(100)
Income tax benefit from employee stock options	446	1,547	5
Issuance of stock retirement plan shares	251	203	294
Loss on investment in TMT joint venture			870
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,948)	(1,411)	1,262
Inventories	(395)	6,595	(5,876)
Other assets	(353)	(218)	(20)
Accounts payable and accrued expenses	3,527	(2,753)	(832)
Income taxes payable	2,037	(2,360)	1,142

Net cash provided by operating activities of continuing operations	16,156	12,542	11,474
Net cash provided by (used in) discontinued operations		128	(349)

Net cash provided by operating activities	16,156	12,670	11,125

INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired	(20,158)	(11,300)	(2,950)
Capital expenditures	(2,257)	(7,004)	(3,689)
Proceeds from sale of assets		581
Patent expenditures	(445)	(691)	(269)
Payments on notes receivable	200	184
Investment in TMT joint venture			(615)

Net cash used in investing activities	(22,660)	(18,230)	(7,523)

FINANCING ACTIVITIES:
Payments on notes payable	(953)	(1,502)	(2,313)
Payments on revolving credit agreement	(22,500)	(23,200)	(21,350)
Proceeds from revolving credit agreement	16,500	27,700	27,050
Proceeds from term loan	20,000
Payment of semi-annual cash dividends	(2,489)	(2,351)	(2,211)
Proceeds from exercise of common stock options	888	2,549	1,614
Change in bank overdrafts			(1,006)
Repurchase of common stock for treasury	(3,024)		(2,660)

Net cash provided by (used in) financing activities	8,422	3,196	(876)

Effect of exchange rate changes on cash	37	44	(132)

Net change in cash and cash equivalents	1,955	(2,320)	2,594
Cash and cash equivalents at beginning of year	1,798	4,118	1,524

Cash and cash equivalents at end of year	$3,753	$1,798	$4,118

The accompanying notes are an integral part of the consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

        Quixote Corporation and its subsidiaries (the Company) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather forecasting stations, variable message signs, computerized highway advisory radio transmitting systems, intelligent intersection control devices and other highway and transportation safety products to protect, direct and inform motorists and highway workers.

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

        LONG-LIVED ASSETS    Long-lived assets include such items as goodwill, patents, product rights and other intangible assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment at least annually using the discounted cash flow method. Patents and other finite-lived intangible assets are amortized on a straight-line basis over the life of the patent or agreement.

        MANAGEMENT ESTIMATES    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        COMPUTER SOFTWARE    The Company capitalizes certain costs incurred in connection with developing or obtaining internal use computer software. During 2003 and 2002, approximately $501,000 and $1,910,000, respectively, of computer software was capitalized relating to a new manufacturing and accounting system.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS    In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which establishes accounting standards for the consolidation of variable interest entities created after January 31, 2003. In April 2003, the FASB issued Statement of Financial Accounting Standard (FAS) No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities for contracts entered into or modified after June 30, 2003. In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classification and measurement of certain financial instruments entered into or modified after May 31, 2003 with characteristics of both liabilities and equity. As of June 30, 2003, the Company did not have entities or instruments that apply to these statements. In addition, the Company does not expect that these statements will have a significant impact on fiscal 2004 financial results.

        REVENUE RECOGNITION    Revenues are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers, with provision for estimated uncollectible amounts.

        SHIPPING AND HANDLING    Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

        RESEARCH AND DEVELOPMENT    Research and development (R&D) costs are expensed as incurred.

        STOCK-BASED COMPENSATION    Stock option plans, more fully described in Note 8, are accounted for under the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer. As allowed by FAS No. 123, the Company applies the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements. No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The following table presents the pro forma effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based compensation for the years ended June 30:

	2003	2002	2001
	Dollar amounts in thousands, except per share data
Net earnings—as reported	$9,472	$6,824	$10,843
Deduct: pro forma stock option compensation expense, net of tax	(1,303)	(966)	(1,077)

Net earnings—pro forma	$8,169	$5,858	$9,766

Earnings per share:
Basic—as reported	$1.21	$.89	$1.47
Basic—pro forma	$1.04	$.76	$1.32
Diluted—as reported	$1.17	$.84	$1.35
Diluted—pro forma	$1.01	$.72	$1.21

3.    ACQUISITIONS

        Effective May 16, 2003, the Company acquired certain assets and liabilities of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation (UST). UST is a designer, manufacturer and supplier of intelligent intersection control systems and other transportation equipment located in Santa Fe Springs, California and Tecate, Mexico. The Company paid a purchase price of $35,725,000, net of cash acquired of $501,000, consisting of $20,158,000 in cash, a $5,000,0000 five-year, 5.25% subordinated promissory note and 558,534 shares of the Company's common stock with a fair value of $10,567,000. No UST bank debt was assumed. The excess of purchase price over the estimated fair value of the assets acquired approximated $19,048,000, of which approximately $17,967,000 is deductible for tax purposes. The Company's source of funds for this acquisition was a $70,000,000 credit facility described in Note 7. UST had revenues for its fiscal year ended September 30, 2002 of approximately $46,000,000. The Company intends to utilize the purchased assets to continue UST's business and intends to combine this business with certain other businesses in its Inform segment. The Company anticipates that the UST business will provide future operating synergies in the traffic control market, expand the Company's customer base into the municipal and county markets and leverage the Company's existing technologies within the Inform segment.

        The following unaudited summary presents the estimated fair values of the assets acquired and liabilities of UST assumed as of May 16, 2003, the date of acquisition.

Dollar amounts in thousands
Current assets	$19,528
Property, plant and equipment	4,891
Intangible assets	3,570
Goodwill	19,048

Total assets	47,037

Current liabilities	10,757
Long-term liabilities	54

Total liabilities	10,811

Net assets	$36,226

        The allocation of the purchase price above is subject to change based on finalization of valuations of certain assets and liabilities. The intangible assets acquired in connection with the acquisition of UST were assigned as follows:

	Gross Carrying Amount	Weighted-average Useful Life
	Dollar amounts in thousands
Amortized intangible assets:
Customer relationships	$2,120	5 years
Technology	380	5 years
Backlog	510	1 year

	3,010	4 years
Indefinite-lived intangible assets:
Trade names	560

Total	$3,570

        Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI). SSI was included in the Company's Inform segment. SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. The Company believes that SSI will play an important part in the Inform segment by providing weather information to improve safety on the roads. SSI had revenues for its fiscal year ended June 30, 2001 of approximately $9,000,000. The Company paid a purchase price of approximately $11,300,000 in cash, net of cash acquired. The excess of purchase price over the estimated fair value of the assets acquired approximated $6,209,000. No SSI bank debt was assumed. The Company's source of funds for this acquisition was its existing bank credit facility.

        Effective January 1, 2001, the Company acquired all of the stock of National Signal, Inc. (NSI). NSI is engaged in designing, manufacturing and distributing variable message signs, directional displays and warning lights for the transportation industry. NSI is based in La Mirada, California and had revenues for calendar 2000 of approximately $8,000,000. The purchase price was $4,450,000, of which

$2,950,000 was paid in cash. The remaining $1,500,000 was paid in a three-year, 5% promissory note, payable in equal annual installments. In addition, the selling shareholders have an opportunity to earn up to $2,500,000, as additional purchase price consideration, by attaining certain sales and earnings targets over the three calendar years following the acquisition date. As of June 30, 2003, no additional purchase price has been recorded. The excess of purchase price over the estimated fair value of the assets acquired approximated $4,100,000. NSI was included in the Company's Inform segment.

        The following unaudited pro forma summary presents the consolidated results of operations for each of the years ended June 30 as if the acquisitions had occurred at the beginning of fiscal 2002:

	2003	2002
	Dollar amounts in thousands, except per share data (Unaudited)
Net sales	$153,082	$136,572
Net earnings	10,115	6,570
Net earnings per diluted share	1.18	.76

        The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

4.    DISPOSITIONS AND DISCONTINUED OPERATIONS

        In fiscal years 1996 and 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. and its legal technologies businesses. During the year ended June 30, 2002, the Company recorded a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, of which $735,000 was due to the adjustment of certain accruals in the fourth quarter related to contingencies which the Company no longer believes are probable and $192,000 from the favorable outcome of a legal settlement.

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

5.    INVENTORIES

        Inventories consist of the following at June 30:

	2003	2002
	Dollar amounts in thousands
Finished goods	$6,984	$6,497
Work-in-process	5,508	2,453
Raw materials	10,475	2,940

	$22,967	$11,890

6.    INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following as of June 30:

	2003		2002
	Gross Carrying Amount	Accumulated Amoritzation	Gross Carrying Amount	Accumulated Amoritzation
	Dollar amounts in thousands
Amortized intangible assets:
Patents and licenses	$2,779	$1,410	$2,334	$1,195
Technology and installed base	3,100	386	2,610	162
Customer relationships	2,320	126	200	33
Other	530	80	130	17

	8,729	2,002	5,274	1,407
Indefinite-lived intangible assets:
Trade names	1,660		1,100

Total	$10,389	$2,002	$6,374	$1,407

        Amortization expense was $595,000, $398,000, and $1,835,000 for the years ended June 30, 2003, 2002, and 2001 respectively. Effective July 1, 2001, with the adoption of FAS No. 142, the Company is no longer required to amortize goodwill and other indefinite-lived intangible assets. If goodwill had not been amortized for the year ended June 30, 2001, net income would have increased by $967,000 from $10,843,000 to $11,810,000; basic earnings per share would have increased $0.13 per share from $1.47 per share to $1.60 per share; and diluted earnings per share would have increased $0.12 per share from $1.35 per share to $1.47 per share. The estimated amortization expense for the five fiscal years subsequent to 2003 is as follows: $1,384,000 in 2004, $899,000 in 2005, $885,000 in 2006, $816,000 in 2007 and $747,000 in 2008.

        The carrying amount of goodwill consists of the following at June 30:

2003		2002
Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
Dollar amounts in thousands
$8,139	$40,503	$8,139	$21,455

        During the fiscal year ended June 30, 2003, goodwill in the amount of $19,048,000 was acquired in connection with the acquisition of UST, and is included in the Inform segment.

7.    LONG-TERM DEBT

        Long-term debt consists of the following at June 30:

	2003	2002
	Dollar amounts in thousands
Revolving credit note due May 16, 2006, interest at variable rates	$16,500
Revolving credit note due October 31, 2004, interest at variable rates		$22,500
Term loan due May 16, 2006, interest at variable rates	20,000
Subordinated promissory note	5,000
Notes payable, net of discounts of $396—2003 and $579—2002	2,251	3,136
Other	66	134

Total long-term debt	43,817	25,770
Less current portion	4,028	998

Long-term debt, net	$39,789	$24,772

        In May 2003, the Company entered into a $70 million, three-year unsecured credit agreement with four banks, which replaced the Company's previous $40 million facility. The agreement provides for a $50 million revolving credit facility, with a flex-up option of up to $5 million for a maximum revolving credit facility of $55 million. The agreement also includes a three-year term loan for $20 million. Principal on the term loan is payable quarterly in installments of $750,000, plus interest, commencing on September 30, 2003. The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. It contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon the Company's request and mutual consent of the banks.

        The subordinated promissory note is a five-year note, payable at the end of the term. It was entered into in connection with the acquisition of UST and is payable to the former owners. It bears interest at 5.25%, with interest payable semi-annually. The notes payable were entered into in connection with the acquisitions of National Signal, Inc. (NSI) and Roadway Safety Service, Inc. (Roadway) and are payable to several former owners and employees. The NSI note is a three-year, 5% promissory note, payable in equal annual installments. The Roadway notes are payable quarterly over five and ten year periods through 2007 with interest imputed at 8.5%.

        The aggregate amount of maturities of long-term debt for the four years subsequent to 2004 assuming renewal of the credit agreement is as follows: $3,393,000 in 2005, $3,427,000 in 2006, $3,465,000 in 2007 and $8,004,000 in 2008.

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

        Information with respect to stock option activity under the Company's plans is as follows:

	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price
June 30, 2000	1,366,212	$6.88 to $21.00	$11.98

Granted	390,700	13.75 to 16.00	15.10
Exercised	(364,905)	6.88 to 21.00	10.54
Cancelled or expired	(12,633)	12.15 to 16.00	14.48

June 30, 2001	1,379,374	6.88 to 21.00	13.23

Granted	189,300	23.77 to 24.95	24.84
Exercised	(283,834)	6.88 to 16.00	11.42
Cancelled or expired	(36,666)	13.32 to 24.95	17.15

June 30, 2002	1,248,174	6.88 to 24.95	15.28

Granted	198,100	16.04 to 20.54	16.40
Exercised	(189,744)	8.00 to 16.00	12.32
Cancelled or expired	(300)	23.77 to 23.77	23.77

June 30, 2003	1,256,230	$6.88 to $24.95	$15.90

        Options outstanding at June 30, 2003 are exercisable as follows: 849,341 currently, 230,825 in 2004, 115,365 in 2005 and 60,699 thereafter. The weighted average fair value of options granted during 2003, 2002 and 2001 was $5.36, $6.20 and $5.13, respectively. As of June 30, 2003, the Company has 355,400 common shares reserved for its option and award plans.

        The following is the composition of the June 30, 2003 stock option balance:

	Outstanding			Currently Exercisable
Options having a per share exercise price of:	Weighted average remaining life	Weighted average exercise price per share	Number of shares	Weighted average exercise price	Number of shares
$ 6.88 to $ 9.00	4.3 years	$8.24	66,000	$8.24	66,000
10.00 to 14.91	3.4 years	13.28	562,130	13.24	517,069
16.00 to 20.00	4.5 years	16.02	382,100	16.00	129,600
20.54 to 24.95	3.1 years	23.78	246,000	22.92	136,672

$ 6.88 to $24.95	3.8 years	$15.90	1,256,230	$14.83	849,341

        Had compensation cost for the Company's stock option plans been determined based on the fair value method for awards in 2003, 2002 and 2001 consistent with the provisions of FAS No. 123, the Company's net earnings and net earnings per diluted share would have been changed to the pro forma amounts indicated below:

	2003	2002	2001
	Dollar amounts in thousands, except per share data
Net earnings	$8,169	$5,858	$9,766
Net earnings per diluted share	1.01	.72	1.21

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk free interest rate	3.2% - 3.6%	3.3% - 4.5%	5.8% - 6.1%
Expected dividend yield	1.70%	1.89%	1.94%
Weighted average expected volatility	42%	29%	37%
Weighted average expected life	4.2 years	4.2 years	4.9 years

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

10.    RETIREMENT PLANS

        The Company has a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The retirement stock award program resulted in a charge to earnings of $420,000 in 2003, $368,000 in 2002 and $533,000 in 2001.

        The Company has an incentive savings plan covering substantially all employees of the Company. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company contributes a matching contribution based upon a percentage of the participants' contributions which is invested directly in the common stock of the Company. Additional discretionary company contributions may be made at the option of the Company's Board of Directors. The expense for the plan was $738,000 in 2003, $701,000 in 2002 and $613,000 in 2001.

11.    INCOME TAXES

        The income tax provision for continuing and discontinued operations consist of the following:

	2003	2002	2001
	Dollar amounts in thousands
Current:
Federal and international	$2,759	$734	$6,339
State	163	465	183

	2,922	1,199	6,522

Deferred:
Federal and international	1,573	2,046	(38)
State	385	71	161

	1,958	2,117	123

Income tax provision for continuing operations	4,880	3,316	6,645
Income tax provision for discontinued operations		521

Total income tax provision	$4,880	$3,837	$6,645

        The components of the net deferred tax asset (liability) are as follows:

	2003	2002
	Dollar amounts in thousands
Deferred tax assets:
Accounts receivable allowance	$443	$610
Inventory valuation	755	741
Compensated absences and medical claims	368	302
Tax over book basis in affiliates	461	461
Other liabilities and reserves	2,007	1,880
Net operating and capital loss carryforwards	1,434	1,584
Valuation allowance	(946)	(786)

	4,522	4,792

Deferred tax liabilities:
Book over tax basis of fixed assets	(1,832)	(1,397)
Book over tax basis of intangible assets	(3,894)	(3,307)

	(5,726)	(4,704)

Net deferred tax asset (liability)	$(1,204)	$88

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

        At June 30, 2003, certain subsidiaries of the Company have approximately $2,740,000 of state and $2,144,000 of federal net operating loss carryforwards for tax purposes. Certain limitations on utilization are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2021.

        The net deferred tax asset (liability) consists of the following at June 30:

	2003	2002
	Dollar amounts in thousands
Continuing operations:
Current deferred tax asset	$2,713	$3,098
Noncurrent deferred tax liability	(3,917)	(3,010)

Total net deferred tax asset (liability)	$(1,204)	$88

        The income tax provision differed from the taxes calculated at the statutory federal tax rate as follows:

	2003	2002	2001
	Dollar amounts in thousands
Taxes at statutory rate	$4,923	$3,133	$6,073
State income taxes	493	378	224
R&D credit	(139)
Other	(397)	(195)	348

Income tax provision for continuing operations:	$4,880	$3,316	$6,645

12.    COMPREHENSIVE INCOME

        Comprehensive income consists of the following for the years ended June 30:

	2003	2002	2001
	Dollar amounts in thousands
Net earnings	$9,472	$6,824	$10,843
Currency translation adjustment	19	(34)	(390)

Comprehensive income	$9,491	$6,790	$10,453

13.    EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	2003	2002	2001
	Dollar amounts in thousands, except per share data
NUMERATOR:
Net earnings available to common shareholders	$9,472	$6,824	$10,843

DENOMINATOR:
Weighted average shares outstanding—basic	7,847,169	7,682,706	7,377,443
Effect of dilutive securities—common stock options	215,228	438,915	672,070

Weighted average shares outstanding—diluted	8,062,397	8,121,621	8,049,513

NET EARNINGS PER SHARE OF COMMON STOCK:
Basic	$1.21	$.89	$1.47

Diluted	$1.17	$.84	$1.35

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share and are as follows:

	2003	2002	2001
Average exercise price per share	$23.78	$24.83	$21.00
Number of shares	246,000	180,300	50,000

14.    GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES

        In November, 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Company has adopted the requirements of this Interpretation. Disclosures regarding each group of similar guarantees are provided below.

        LEASE COMMITMENTS    The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreements. Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $1,895,000 in 2003, $1,023,000 in 2002 and $829,000 in 2001. These operating leases include options for renewal. Annual minimum future rentals for lease commitments are approximately $2,974,000 in 2004, $2,520,000 in 2005, $1,904,000 in 2006, $1,687,000 in 2007 and $1,329,000 in 2008, for an aggregate of $10,414,000 for the five-year period.

        PRODUCT WARRANTY LIABILITY    The Company warrants to the original purchaser regarding certain of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. The Company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made.

        The Company's estimated product warranty liability for 2003 is as follows:

Balance, July 1, 2002	$447,000
Current provisions	390,000
Expenditures	(412,000)
Acquisition of UST	1,561,000

Balance, June 30, 2003	$1,986,000

        LEGAL    The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5 "Accounting for Contingencies". In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company's results of operations or financial condition.

        EXECUTIVE AGREEMENTS    The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of a termination or an actual or threatened change in control of the Company. Upon occurrence of a termination or a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements, to a maximum amount of $4,937,000. The Company has by-laws and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company's request in such capacities. The term of the indemnification period is for the director's or officer's lifetime. The Company believes that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, the Company has not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

        BUSINESS PURCHASE AGREEMENTS    As part of the purchase price of UST, the Company has agreed to pay the sellers contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid for fiscal 2003. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on the $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers. The Company also guaranteed the timely payment of the liabilities assumed at closing. The unpaid liabilities are included in the accompanying financial statements. The Company is leasing UST's Sante Fe Springs, California facility and its Tecate, Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years. The Company has guaranteed its performance of its obligations under the leases. The lease commitments under the leases are included above.

        INDEMNIFICATION OF LENDERS AND AGENTS UNDER CREDIT FACILITIES    Under its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders' costs, and from any legal action brought against the lenders related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

        BID AND PERFORMANCE BONDS    The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company's performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $5,300,000 as of June 30, 2003. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

        OTHER COMMITMENTS    The Company has standby letters of credit covering potential workers' compensation liabilities. The total standby exposure at June 30, 2003 was $330,000.

        The Company has certain non-cancellable royalty agreements, which contain certain minimum payments in the aggregate of $2,613,000 through fiscal year 2012. The Company has a purchase commitment arrangement related to expansion of one of its facilities in the amount of approximately $450,000 as of June 30, 2003. There are no current liabilities accrued in the accompanying financial statements for these commitments as of June 30, 2003.

15.    SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

        Cash paid for interest was $908,000 in 2003, $1,218,000 in 2002 and $1,478,000 in 2001. Cash paid for income taxes was $2,691,000 in 2003, $2,014,000 in 2002 and $5,363,000 in 2001. The Company declared dividends that were payable at year end of $1,404,000 in 2003, $1,240,000 in 2002 and $1,123,000 in 2001. In connection with the acquisition of UST in May 2003, the purchase price for the net assets acquired included a $5,000,000 five-year, 5.25% subordinated promissory note and 558,534 shares of the Company's common stock with a fair value of $10,567,000. In connection with the purchase of NSI in January 2001, approximately $1,700,000 of NSI's bank debt was assumed and was simultaneously paid off on the date of closing. In addition, the purchase price of NSI included $1,500,000 in a three-year, 5% promissory note.

16.    INDUSTRY SEGMENT INFORMATION

        The Company's operations are comprised of two principal reportable segments within the highway and transportation safety industry—the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform that are often referred to as Intelligent Transportation Systems (ITS) products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as products that prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include intelligent intersection control systems, highway advisory radio systems,variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and ease traffic congestion. The majority of the Company's sales of its highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows: $13,545,000 in 2003, $8,596,000 in 2002, and $9,489,000 in 2001. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2003, 2002 and 2001.

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

        The following table presents financial information about reported segments as of and for the years ended June 30, 2003, 2002 and 2001 comprising the totals reported in the consolidated financial statements.

	2003	2002	2001
	Dollar amounts in thousands
Revenues:
Protect and Direct	$77,243	$67,225	$78,499
Inform	37,067	22,469	15,055

Total	$114,310	$89,694	$93,554

Depreciation and amortization:
Protect and Direct	$2,684	$2,309	$2,831
Inform	1,267	767	1,030
Unallocated corporate	27	463	55

Total	$3,978	$3,539	$3,916

Operating profit:
Protect and Direct	$18,846	$14,755	$22,842
Inform	3,151	367	2,491
Unallocated corporate	(6,843)	(5,633)	(6,446)

Total	$15,154	$9,489	$18,887

Identifiable assets:
Protect and Direct	$53,780	$54,636	$54,818
Inform	90,112	39,682	26,061
Unallocated corporate	6,933	5,726	7,217

Total	$150,825	$100,044	$88,096

Capital expenditures:
Protect and Direct	$1,748	$6,800	$3,488
Inform	429	177	196
Unallocated corporate	80	27	5

Total	$2,257	$7,004	$3,689

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data for years 2003 and 2002 follows:

	Three months ended
	9/30	12/31	3/31	6/30
	Dollar amounts in thousands, except per share data
FISCAL 2003
Net sales	$24,629	$25,638	$25,205	$38,838
Gross profit	10,648	9,811	10,049	15,732
Net earnings	1,779	1,552	1,558	4,583
Basic earnings per share	.23	.20	.20	.58
Diluted earnings per share	.22	.19	.20	.56
FISCAL 2002
Net sales	$20,814	$19,958	$21,507	$27,415
Gross profit	7,864	6,788	7,608	13,672
Earnings from continuing operations	1,266	418	569	3,644
Earnings from discontinued operations	192			735
Net earnings	1,458	418	569	4,379
Basic earnings per share:
Continuing operations	.17	.05	.07	.47
Net earnings	.19	.05	.07	.57
Diluted earnings per share:
Continuing operations	.16	.05	.07	.45
Net earnings	.18	.05	.07	.54

Item 9.       Changes in and Disagreements with Auditors on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

        Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with current disclosure obligations, the Company implemented minor changes, primarily to formalize and document procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company's management and has hired a Manager of Internal Audit. The Company is currently in the process of further reviewing, documenting and refining its disclosure controls and procedures, including internal controls and procedures, in order to enhance their effectiveness.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Some of the information required in response to this item regarding Directors of the Registrant is set forth on pages 2 through 4 and page 21 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2003 to be filed with the Commission on or about October 1, 2003 and is incorporated herein by reference.

        The executive officers of the Company, their ages and offices held by each during fiscal 2003 are as follows:

Leslie J. Jezuit	57	Chairman, Chief Executive Officer & Director—Quixote Corporation and Energy Absorption Systems, Inc.; Vice Chairman—Energy Absorption Systems, Inc.
Daniel P. Gorey	52	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation; Vice President & Treasurer—Energy Absorption Systems, Inc.
Joan R. Riley	50	Vice President, General Counsel & Secretary—Quixote Corporation; Secretary—Energy Absorption Systems, Inc.

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

Item 11.    Executive Compensation

        The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2003 to be filed with the Commission on or about October 1, 2003 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2003 to be filed with the Commission on or about October 1, 2003 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2003 to be filed with the Commission on or about October 1, 2003 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information set forth in the Proxy Statement under the heading "Audit and Other Fees Paid to PricewaterhouseCoopers LLP" is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item Number		Page Number in This Report
(a).1.	Financial Statements
	Report of Independent Auditors	17
	Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001	18
	Consolidated Balance Sheets as of June 30, 2003 and 2002	19
	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003, 2002 and 2001	20
	Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001	21
	Notes to Consolidated Financial Statements	22-38
(a).2.	Financial Statement Schedule

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

        On May 23, 2003 the Company filed a report on Form 8-K dated May 22, 2003, reporting the issuance of a press release announcing the acquisition of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation by its wholly-owned subsidiary, Green Light Acquisition Company. The press release also reported the Company's new $70 million credit arrangement with The Northern Trust Company, LaSalle National Bank N.A., National City Bank and Harris Bank and Trust Company.

        On June 5, 2003 the Company filed a Form 8-K dated May 21, 2003, describing the acquisition of U.S. Traffic Corporation. The Form 8-K was amended by a Form 8-K/A on August 4, 2003 to file the acquisition financial statements consisting of the audited financial statements of the Traffic and Transit Lighting Products Business (components of U.S. Traffic Corporation and subsidiaries) for the year ended September 30, 2002 and the unaudited financial statements for the six months ended March 31, 2003.

        On August 13, 2003 the Company filed a report on Form 8-K dated August 12, 2003 to report the issuance of a press release announcing the results for its fourth quarter and fiscal year ended June 30, 2003 and to report certain financial estimates discussed during its conference call on August 12, 2003.

(c).	Exhibits
2.1
The Asset Purchase Agreement between Green Light Acquisition Company, U.S. Traffic Corporation and Myers/Nuart Electrical Products, Inc. dated as of May 16, 2003, filed as Exhibit 2.1 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

3.	(a)
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
10	(a)
Credit Agreement ("Credit Agreement") dated as of May 16, 2003 among Quixote Corporation as the Borrower, and The Northern Trust Company, LaSalle National Bank, Harris Trust and Savings Bank and National City Bank of Michigan/Illinois, as lenders (the "Lenders"); Term Loan Notes dated May 21, 2003 from Quixote Corporation to the Lenders; Revolving Credit Notes dated May 21, 2003 from Quixote Corporation to the Lenders; and Subsidiary Guaranty dated as of May 16, 2003 in favor of the Lenders by certain identified subsidiaries of Quixote Corporation, all of the foregoing filed as Exhibit 10.13 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference; ISDA Master Agreement dated as of September 18, 2003 between the Company and Harris Trust and Savings Bank and Guaranty Agreement of certain subsidiaries of the Company dated as of September 18, 2003, filed herewith.
	(b)	*
1991 Director Stock Option Plan, as amended through August 16, 2000, filed as Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference.
	(c)	*
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
	(d)	*	2001 Employee Stock Incentive Plan, filed as Exhibit 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.

(e)	*	2001 Non-Employee Directors Stock Option Plan, filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.
(f)
Lease Agreement between the Company and United Insurance Company of America ("Company Lease") dated July 2, 1993, filed as Exhibit 10(j) to the Company's Form 10-K Report for the fiscal year ended June 30, 1993, File No. 0-7903, and incorporated herein by reference; Lease Amendment to Company Lease dated as of May 17, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Second Amendment to Company Lease dated January 30, 1995 and Third Amendment to Company Lease dated December 15, 1995, filed as Exhibits 10(b) and 10(c) to the Company's Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Fourth Amendment to Company dated as of September 18, 1996 filed as Exhibit 10(b) to the Company's Form 10-Q Report for the quarter ended December 31, 1996 and incorporated herein by reference; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed as Exhibit 10 (f) to the Company's 10-K Report for the fiscal year ended June 30, 2002, File No. 0-7903, and incorporated herein by reference; Lease between Green Light Acquisition Company and Cambridge Real Estate Corporation dated as of May 16, 2003, filed as Exhibit 10.7 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference; Lease Contract between Quixote Safety Transportation Mexico S. de R. L. C. V. and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.8 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference; Office Lease Agreement dated August 30, 2003 between the Company and TDC Canada Inc. and Wacker GP, Inc., filed herewith.
(g)	*
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
(k)
Subordinated Promissory Note of Green Light Acquisition Company dated as of May 16, 2003, filed as Exhibit 10.2 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
(l)
Guaranties of Raymond International W.L.L., Raymond Overseas Holding Limited and Basil K. Vasiliou dated as of May 16, 2003, filed as Exhibit 10.3 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
(m)
Guaranties of Quixote Corporation to U.S. Traffic Corporation, Myers/Nuart Electrical Products, Inc., Cambridge Leasing Corporation and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.4 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
(n)
The Standstill Agreement between Quixote Corporation and U.S. Traffic Corporation dated as of May 16, 2003, filed as Exhibit 10.5 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
(o)
The Registration Rights Agreement between Quixote Corporation and U.S. Traffic Corporation dated as of May 16, 2003, filed as Exhibit 10.6 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7803, and incorporated herein by reference.
(p)
The Myers Pedestal Transition Agreement between Green Light Acquisition Company and U.S. Traffic Corporation and Myers/Nuart Electrical Products, Inc. dated as of May 16, 2003, filed as Exhibit 10.9 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(q)
Stockholders Covenant Not to Compete and Other Post-Asset Sale Obligations between Green Light Acquisition Company and Raymond International W.L.L., Raymond Overseas Holding Limited and Basil K. Vasiliou dated as of May 16, 2003, filed as Exhibit 10.10 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
(r)
The OEM Supply Agreement between Green Light Acquisition Company and Myers Power Products, Inc. dated as of May 16, 2003, filed as Exhibit 10.11 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
(s)
Employment Agreement between Green Light Acquisition Company and Gary Coury dated as of May 16, 2003, filed as Exhibit 10.12 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
21.		Subsidiaries of the Company
23.		Consent of PricewaterhouseCoopers LLP as Independent Certified Public Accountants
31.		Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.		Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*
Management contract or compensatory plan or agreement

(d)	Schedules:
II—Valuation and Qualifying Accounts and Reserves

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

QUIXOTE CORPORATION (Registrant)
Dated: September 25, 2003	By:	/s/ LESLIE J. JEZUIT Leslie J. Jezuit, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ LESLIE J. JEZUIT Leslie J. Jezuit	Chairman and Director (President, Chief Executive Officer)	September 25, 2003
/s/ DANIEL P. GOREY Daniel P. Gorey	Vice President, Chief Financial Officer, Treasurer and Director	September 25, 2003
/s/ JOAN R. RILEY Joan R. Riley	Vice President, General Counsel and Secretary	September 25, 2003
/s/ JAMES H. DEVRIES James H. DeVries	Director	September 25, 2003
/s/ WILLIAM G. FOWLER William G. Fowler	Director	September 25, 2003
/s/ LAWRENCE C. MCQUADE Lawrence C. McQuade	Director	September 25, 2003
/s/ ROBERT D. VAN ROIJEN, JR. Robert D. van Roijen, Jr.	Director	September 25, 2003

QUIXOTE CORPORATION & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2003, 2002 and 2001

Column A	Column B	Column C(a)	Column D(b)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2003	$1,546,000	$276,000	$555,000	$1,267,000

Year ended June 30, 2002	$777,000	$792,000	$(23,000)	$1,546,000

Year ended June 30, 2001	$955,000	$(71,000)	$(107,000)	$777,000

NOTES:

(a)
Column C for 2002 includes $362,000 related to the acquisition of Surface Systems, Inc. and for 2001 includes additions of $29,000 related to the acquisition of National Signal, Inc.

(b)
Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

Exhibit Number		Exhibits
10(a	)	ISDA Master Agreement dated as of September 18, 2003 between the Company and Harris Trust and Savings Bank and Guaranty Agreement of certain subsidiaries of the Company dated as of September 18, 2003.
10(f	)	Office Lease Agreement dated August 30, 2003 between the Company and TDC Canada Inc. and Wacker GP, Inc.
21		Subsidiaries of the Company
23		Consent of Independent Accountants
31		Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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
REPORT OF INDEPENDENT AUDITORS
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
QUIXOTE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIXOTE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
QUIXOTE CORPORATION & SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the years ended June 30, 2003, 2002 and 2001
EXHIBIT INDEX