Form 10-Q
period 2003-09-30
QUIXOTE CORP
filed 2003-11-13
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from

_______________ To _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,377,317 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of September 30, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$39,184,000	$24,629,000
Cost of sales	26,408,000	13,981,000
Gross profit	12,776,000	10,648,000
Operating expenses:
Selling & administrative	7,951,000	7,303,000
Research & development	716,000	435,000
	8,667,000	7,738,000
Operating profit	4,109,000	2,910,000
Other income (expense):
Interest income	15,000	25,000
Interest expense	(498,000)	(240,000)
	(483,000)	(215,000)
Earnings before income taxes	3,626,000	2,695,000
Provision for income taxes	1,305,000	916,000
Net earnings	$2,321,000	$1,779,000
Per share data—basic:
Net earnings	$.28	$.23
Weighted average common shares outstanding	8,366,336	7,799,007
Per share data—diluted:
Net earnings	$.27	$.22
Weighted average common shares outstanding	8,679,678	8,018,482

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,169,000	$3,753,000
Accounts receivable, net of allowance for doubtful accounts of $1,422,000 at September 30 and $1,267,000 at June 30	34,799,000	36,835,000
Inventories, net:
Raw materials	10,950,000	10,475,000
Work in progress	5,211,000	5,508,000
Finished goods	5,982,000	6,984,000
	22,143,000	22,967,000
Notes receivable	217,000	217,000
Deferred income tax assets	2,713,000	2,713,000
Other current assets	1,828,000	603,000
Total current assets	62,869,000	67,088,000
Property, plant and equipment, at cost	44,126,000	44,165,000
Less: accumulated depreciation	(18,464,000)	(17,928,000)
	25,662,000	26,237,000
Goodwill	48,642,000	48,642,000
Intangible assets, net	8,008,000	8,387,000
Other assets	427,000	471,000
	$145,608,000	$150,825,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2003	June 30, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,020,000	$4,028,000
Accounts payable	6,209,000	10,761,000
Dividends payable		1,402,000
Income tax payable	1,709,000	1,305,000
Accrued expenses	9,101,000	13,503,000
Total current liabilities	21,039,000	30,999,000
Long-term debt, net of current portion	41,493,000	39,789,000
Deferred income tax liabilities	3,917,000	3,917,000
Other long-term liabilities	510,000	565,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 10,509,280 shares at September 30 and 10,437,436 shares at June 30	175,000	174,000
Capital in excess of par value of stock	52,893,000	52,173,000
Retained earnings	49,689,000	47,368,000
Accumulated other comprehensive income (loss)	8,000	(44,000)
Treasury stock, at cost, 2,131,963 shares at September 30 and June 30	(24,116,000)	(24,116,000)
Total shareholders’ equity	78,649,000	75,555,000
	$145,608,000	$150,825,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2003	2002
Operating activities:
Net earnings	$2,321,000	$1,779,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation	1,038,000	739,000
Amortization	379,000	95,000
Provisions for losses on accounts receivable	168,000	148,000
Changes in operating assets and liabilities:
Accounts receivable	1,868,000	4,044,000
Inventories	824,000	(134,000)
Other assets	(1,181,000)	(501,000)
Accounts payable and accrued expenses	(8,614,000)	(877,000)
Income taxes	404,000	902,000
Net cash (used in) provided by operating activities	(2,793,000)	6,195,000
Investing activities:
Capital expenditures	(463,000)	(487,000)
Patent expenditures		(351,000)
Net cash used in investing activities	(463,000)	(838,000)
Financing activities:
Proceeds from revolving credit agreement	7,000,000	1,000,000
Payments on revolving credit agreement	(4,500,000)	(5,500,000)
Payments on notes payable	(750,000)	(228,000)
Payment of semi-annual cash dividend	(1,402,000)	(1,240,000)
Proceeds from exercise of stock options	327,000	129,000
Repurchase of common stock for treasury		(422,000)
Net cash provided by (used in) financing activities	675,000	(6,261,000)
Effect of exchange rate changes on cash	(3,000)	(8,000)
Decrease in cash and cash equivalents	(2,584,000)	(912,000)
Cash and cash equivalents at beginning of period	3,753,000	1,798,000
Cash and cash equivalents at end of period	$1,169,000	$886,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.      The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2003 consolidated balance sheet as presented was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

2.      As of September 30, 2003, the Company had stock option plans providing for grants of options for directors based upon a fixed calculation and grants of options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. The cost of restricted stock granted is expensed in the period the stock is issued. The Company accounts for the options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No charges are made to earnings in connection with the options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock options granted.

	Three Months Ended September 30,
	2003	2002
Net earnings, as reported	$2,321,000	$1,779,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	252,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(553,000)	(347,000)
	$2,020,000	$1,432,000
Earnings per share
Basic—as reported	$.28	$.23
Basic—pro forma	$.24	$.18
Diluted—as reported	$.27	$.22
Diluted—pro forma	$.23	$.18

3.      The provision for income taxes for the current quarter is based upon the estimated effective tax rate for the full fiscal year.

4.      Operating results for the first three months of fiscal 2004 are not necessarily indicative of performance for the entire year. The Company’s business is seasonal with a higher level of sales in the Company’s fourth fiscal quarter.

QUIXOTE CORPORATION AND SUBSIDIARIES (Continued)
Notes to Consolidated Financial Statements
(Unaudited)

5.      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2003	2002
Numerator:
Net earnings available to common shareholders	$2,321,000	$1,779,000
Denominator:
Weighted average shares outstanding—basic	8,366,336	7,799,007
Effect of dilutive securities—common stock options	313,342	219,475
Weighted average shares outstanding—diluted	8,679,678	8,018,482
Net earnings per share of common stock:
Basic	$.28	$.23
Diluted	$.27	$.22

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2003 and 2002 and are as follows:

	Three Months Ended September 30,
	2003	2002
Average exercise price per share	$25.21	$24.00
Number of shares	268,700	230,300

6.      The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap is to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company’s long-term borrowing costs and interest rate risk. During July 2003, the Company entered into an interest rate swap agreement (the Agreement) to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. The terms of the Agreement match the terms of the underlying debt. In addition, the Agreement has been designated as, and is effective as, a cash-flow hedge of an outstanding debt obligation. Changes in fair value of the Agreement are reported as other comprehensive income and are recognized into earnings when the hedge transaction affects earnings.

QUIXOTE CORPORATION AND SUBSIDIARIES (Continued)
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated other comprehensive income (loss) consists of the following:

Currency translation adjustment:
Balance—July 1, 2003	$(44,000)
Currency translation adjustment	6,000
Balance—September 30, 2003	$(38,000)
Unrealized gain on derivative instrument:
Balance—July 1, 2003	$—
Change in derivative instrument	46,000
Balance—September 30, 2003	$46,000

Comprehensive income consists of the following:

	Three Months Ended September 30,
	2003	2002
Net earnings	$2,321,000	$1,779,000
Other comprehensive income:
Currency translation adjustment	6,000	42,000
Change in derivative instrument	46,000
Comprehensive income	$2,373,000	$1,821,000

7.      The Company’s operations are classified as two reportable segments within the highway and transportation safety industry. The Company’s two reportable segments are: the manufacture and sale of the Company’s products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products. The Company’s segments are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

The following table presents financial information about reported segments as of and for the three-month periods ended September 30, 2003 and 2002 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
September 30, 2003
Net sales from external customers	$19,396,000	$19,788,000		$39,184,000
Operating profit (loss)	4,483,000	1,372,000	$(1,746,000)	4,109,000
Identifiable assets	52,320,000	89,010,000	4,278,000	145,608,000
September 30, 2002
Net sales from external customers	$18,765,000	$5,864,000		$24,629,000
Operating profit (loss)	4,503,000	226,000	$(1,819,000)	2,910,000
Identifiable assets	50,876,000	40,005,000	3,972,000	94,853,000

Identifiable assets of the Inform segment as of September 30, 2003 increased to $89,010,000 from $40,005,000 as of September 30, 2002 primarily due to the acquisition of U.S. Traffic Corporation in May 2003 (see Note 10).

QUIXOTE CORPORATION AND SUBSIDIARIES (Continued)
Notes to Consolidated Financial Statements
(Unaudited)

8.      Intangible assets consist of the following:

	September 30, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,779,000	$1,461,000	$2,779,000	$1,410,000
Technology and installed base	3,100,000	457,000	3,100,000	386,000
Customer relationships	2,320,000	242,000	2,320,000	126,000
Other	530,000	221,000	530,000	80,000
	8,729,000	2,381,000	8,729,000	2,002,000
Indefinite-lived intangible assets:
Trade names	1,660,000		1,660,000
Total	$10,389,000	$2,381,000	$10,389,000	$2,002,000

Amortization expense was $379,000 and $95,000 for the three months ended September 30, 2003 and 2002, respectively. The estimated amortization expenses for the fiscal year ended June 30, 2004 and for the four fiscal years subsequent to 2004 are as follows: $1,384,000, $899,000, $885,000, $816,000 and $747,000.

The carrying amount of goodwill consists of $40,503,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of September 30, 2003 and June 30, 2003.

9.      The Company’s guarantees, commitments and contingent liabilities are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. The following discusses changes since June 30, 2003.

The Company warrants the original purchase of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. The Company accrues for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. The Company’s estimated product warranty liability (in thousands of dollars) is as follows:

Balance—July 1, 2003	$1,986,000
Current provisions	21,000
Expenditures	(60,000)
Changes in estimates	(152,000)
Balance—September 30, 2003	$1,795,000

The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company’s performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $4,100,000 at September 30, 2003 and $5,300,000 at June 30, 2003. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES (Continued)
Notes to Consolidated Financial Statements
(Unaudited)

The Company has standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure at September 30, 2003 was $740,000 and at June 30, 2003 was $330,000.

10.   Effective May 16, 2003 the Company acquired certain assets and liabilities of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation (UST). The Company paid a purchase price of $35,725,000, net of cash acquired. The Company’s source of funds for this acquisition was a $70,000,000 credit facility. UST is a designer, manufacturer and supplier of intelligent intersection control systems and other transportation equipment. The results of UST have been included in the Company’s Inform segment since the date of acquisition. The Company anticipates that the UST business will provide future operating synergies in the traffic control market, expand the Company’s customer base in the municipal and county markets and leverage the Company’s existing technologies within the Inform segment.

The following pro forma summary presents the Company’s consolidated results of operations for the three-month period ended September 30, 2002 as if the acquisition had occurred at the beginning of fiscal year 2003.

Net sales	$37,747,000
Net earnings	2,097,000
Net earnings per diluted share	$.25

The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred on that date, nor is it indicative of the results that may occur in the future.

PART I—FINANCIAL INFORMATION

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE

The Company’s sales for the first quarter of fiscal 2004 increased 59% to $39,184,000 from $24,629,000 in the first quarter last year primarily due to the acquisition of U.S. Traffic Corporation (UST) in May of 2003 as well as organic sales growth for both its Protect and Direct and Inform segments. Sales for the Protect and Direct segment increased 3% to $19,396,000 as a result of higher sales of truck mounted attenuators and Triton barriers. Truck-mounted attenuator sales increased 56% over last year’s first quarter, while sales of Triton barriers more than doubled. Offsetting these increases in sales somewhat, sales of delineators decreased and sales of permanent crash cushions, including the QuadGuard® family of products, decreased 16% over last year’s first quarter. Sales for the Inform segment increased to $19,788,000 from $5,864,000 last year primarily due to the contribution of sales from UST, which added $12,708,000 in the first quarter of the current year not comparable to the prior year. Excluding sales from UST, sales for the Inform segment increased $1,216,000, or 21% over last year’s first quarter due to increased sales across all major product lines. Contributing to increases in sales for both segments, international sales increased 23% over the first quarter of last year to $4,029,000 particularly due to continued high interest in the Triton® barrier product in Australia.

The gross profit margin for the first quarter of the current year decreased to 32.6% from 43.2% for the first quarter last year due principally to the lower gross margins generated at UST. In addition, the Protect and Direct segment experienced decreased gross margins due to an unfavorable change in product mix with increased sales of the lower margin truck-mounted attenuators and Triton barriers. Excluding UST results, the Inform segment had slightly lower gross margins due to increased lower margin contract sales. The Company currently estimates consolidated gross profit margins to be lower than management’s original range of 38% to 40% for fiscal year 2004.

Selling and administrative expenses for the current quarter increased $648,000, or 9%, to $7,951,000 compared to $7,303,000 for the first quarter last year due to the inclusion of selling and administrative expenses from UST which added $1,704,000 in the quarter. Excluding UST results, selling and administrative expenses in the current quarter decreased $1,056,000 as selling and administrative expenses for the first quarter last year were unusually high due to costs associated with acquisition development work and non-recurring consulting work. Selling and administrative expenses were 20.2% of sales in the current quarter, compared to 29.7% last year. The Company currently estimates selling and administrative expenses as a percentage of sales to be lower than management’s original range of 23% to 25% of sales for fiscal year 2004.

Research and development expenditures increased in the current quarter to $716,000 from $435,000 last year. This increase was due to the inclusion of $131,000 in expenses at UST, as well as outside development costs for several projects. The Company continued with its work on new products as well as upgrades and modifications to existing products.

Operating profit increased 41% to $4,109,000 in the first quarter of fiscal 2004 from $2,910,000 for the first quarter of 2003.

Interest expense in the first quarter of fiscal 2004 increased to $498,000 from $240,000 last year due to higher long-term debt since the acquisition of UST.

Income taxes for the current quarter were $1,305,000, reflecting a 36% effective income tax rate. This compares to a 34% effective income tax rate for the first quarter last year. The increase in effective rate is due primarily to higher state taxes related to the acquisition of UST.

Net earnings for the first quarter of fiscal 2004 increased to $2,321,000, or $0.27 cents per diluted share, compared to $1,779,000, or $0.22 cents per diluted share last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,169,000 as of September 30, 2003 and access to additional funds of $23,900,000 under a three-year unsecured bank credit agreement. The Company believes that this credit facility is an important source of liquidity. The credit agreement provides for a $50 million revolving credit facility and a $20 million term loan agreement. The facility contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The facility contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. The Company is currently in compliance with all covenants in this agreement.

The Company used $2,793,000 in cash for operations during the quarter, in part due to an investment in working capital at UST through the payment of amounts included in accounts payable and accrued expenses. Investing activities used cash of $463,000 during the first quarter of fiscal 2004 for capital expenditures.

Financing activities generated cash of $675,000 during the current quarter. The Company borrowed a net $2,500,000 against its outstanding revolving credit facility. The Company also paid $750,000 as the quarterly payment on the term loan due in connection with the acquisition of UST. The payment of the Company’s semi-annual cash dividend used cash of $1,402,000. The Company received cash of $327,000 from the exercise of common stock options.

For fiscal 2004, the Company anticipates needing approximately $5,000,000 in cash for capital expenditures. The Company also anticipates spending approximately $500,000 primarily during the second and third quarters to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company’s invested cash, cash generated from its operations or from borrowings available under the Company’s bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements. If needed and available on favorable terms, the Company may also enter other debt or equity financing arrangements.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ from those estimates. Note 2 to the Company’s June 30, 2003 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company’s consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. The following is a summary of the more significant accounting policies and methods used by the Company:

Revenue Recognition: Revenues are recognized when either services have been rendered or both title and risk of loss of products has been transferred to unaffiliated customers, with appropriate provision for uncollectible accounts.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. The following table presents the Company’s contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2003:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$45,513,000	$4,020,000	$6,820,000	$11,469,000	$23,204,000
Operating leases	17,227,000	3,438,000	5,159,000	3,527,000	5,103,000
Minimum royalty payments	2,613,000	513,000	600,000	600,000	900,000
Purchase obligations	450,000	450,000
Total	$65,803,000	$8,421,000	$12,579,000	$15,596,000	$29,207,000

FUTURE OUTLOOK

The Company continues to be affected by adverse factors that are impacting the transportation safety industry as a whole. These factors included revenue shortfalls and budget deficits at the state level where the majority of states are currently operating at a deficit. The Company’s backlog, excluding UST, is $900,000 lower than last year’s first quarter. In addition, passage of new federal highway funding legislation has been delayed. The current six-year federal highway bill (TEA-21), which expired on September 30, 2003, has been extended through February of 2004. The Company believes that some customers may delay orders until a new bill is passed. The next highway funding bill is currently under consideration by the federal government and it is uncertain as to what the future federal governmental spending levels will be.

FORWARD LOOKING STATEMENTS

Various statements made within the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute “forward-looking statements” for purposes of the SEC’s “safe harbor” provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Any statement that addresses expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereto or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from the Company’s expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal and state funding for highways and risks related to reductions in government expenditures; the successful completion and integration of acquisitions; the introduction and acceptance of the Company’s products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company’s governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and general economic conditions.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Item 7.A. of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap is to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company’s long-term borrowing costs and interest rate risk. During July 2003, the Company entered into an interest rate swap agreement to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates.

ITEM 4.   Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)   Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above. In addition, there have been no corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

ITEM 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

31             Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32             Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

On October 29, 2003, the Company filed a report on Form 8-K dated October 28, 2003, to report the issuance of a press release announcing its first quarter fiscal 2004 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	November 12, 2003	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)