Form 10-Q
period 2003-12-31
QUIXOTE CORP
filed 2004-02-17
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from
To

Commission file number 0-7903

I.R.S. Employer Identification Number 36-2675371

QUIXOTE CORPORATION

(a Delaware Corporation)
35 East Wacker Drive
Chicago, Illinois 60601
Telephone: (312) 467-6755

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

        Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,577,273 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of December 31, 2003.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Net sales	$74,678,000	$50,267,000
Cost of sales	50,832,000	29,808,000

Gross profit	23,846,000	20,459,000

Operating expenses:
Selling & administrative	16,964,000	14,109,000
Research & development	1,546,000	908,000

	18,510,000	15,017,000
Operating profit	5,336,000	5,442,000

Other income (expense):
Interest income	20,000	55,000
Interest expense	(1,002,000)	(450,000)

	(982,000)	(395,000)

Earnings before income taxes	4,354,000	5,047,000
Provision for income taxes	1,567,000	1,716,000

Net earnings	$2,787,000	$3,331,000

Per share data—basic:
Net earnings	$.33	$.43

Weighted average common shares outstanding	8,404,162	7,807,690

Per share data—diluted:
Net earnings	$.32	$.41

Weighted average common shares outstanding	8,710,026	8,076,638

Cash dividends declared per common share	$.17	$.16

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2003	2002
Net sales	$35,494,000	$25,638,000
Cost of sales	24,424,000	15,827,000

Gross profit	11,070,000	9,811,000
Operating expenses:
Selling & administrative	9,013,000	6,806,000
Research & development	830,000	473,000

	9,843,000	7,279,000
Operating profit	1,227,000	2,532,000

Other income (expense):
Interest income	5,000	30,000
Interest expense	(504,000)	(210,000)

	(499,000)	(180,000)

Earnings before income taxes	728,000	2,352,000
Provision for income taxes	262,000	800,000

Net earnings	$466,000	$1,552,000

Per share data—basic:
Net earnings	$.06	$.20

Weighted average common shares outstanding	8,432,133	7,783,794

Per share data—diluted:
Net earnings	$.05	$.19

Weighted average common shares outstanding	8,733,412	8,099,040

Cash dividends declared per common share	$.17	$.16

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,354,000	$3,753,000
Accounts receivable, net of allowances for doubtful accounts of $1,604,000 at December 31 and $1,267,000 at June 30	34,311,000	36,835,000
Inventories, net:
Raw materials	13,315,000	10,475,000
Work in process	3,800,000	5,508,000
Finished goods	6,730,000	6,984,000

	23,845,000	22,967,000

Notes receivable	217,000	217,000
Deferred income tax assets	2,793,000	2,713,000
Other current assets	2,639,000	603,000

Total current assets	65,159,000	67,088,000

Property, plant and equipment, at cost	50,103,000	44,165,000
Less accumulated depreciation	(21,167,000)	(17,928,000)

	28,936,000	26,237,000

Goodwill	56,253,000	48,642,000
Intangible assets, net	13,363,000	8,387,000
Other assets	384,000	471,000

	$164,095,000	$150,825,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31, 2003	June 30, 2003
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,012,000	$4,028,000
Accounts payable	7,567,000	10,761,000
Dividends payable	1,426,000	1,402,000
Income tax payable	215,000	1,305,000
Accrued expenses	13,747,000	13,503,000

Total current liabilities	26,967,000	30,999,000

Long-term debt, net of current portion	50,325,000	39,789,000
Deferred income tax liabilities	3,917,000	3,917,000
Other long-term liabilities	370,000	565,000

Commitments and contingent liabilities (Note 9)
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 10,528,513 shares at December 31 and 10,437,436 shares at June 30	175,000	174,000
Capital in excess of par value of common stock	55,427,000	52,173,000
Retained earnings	48,728,000	47,368,000
Accumulated other comprehensive income (loss)	258,000	(44,000)
Treasury stock, at cost, 1,951,240 shares at December 31 and 2,131,963 shares at June 30	(22,072,000)	(24,116,000)

Total shareholders' equity	82,516,000	75,555,000

	$164,095,000	$150,825,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2003	2002
Operating activities:
Net earnings	$2,787,000	$3,331,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,201,000	1,509,000
Amortization	784,000	232,000
Provisions for losses on accounts receivable	350,000	78,000
Changes in operating assets and liabilities:
Accounts receivable	4,840,000	906,000
Inventories	2,189,000	(253,000)
Other assets	(1,785,000)	(542,000)
Accounts payable and accrued expenses	(9,128,000)	1,479,000
Income taxes	(1,090,000)	(263,000)
Other long-term liabilities	(195,000)

Net cash provided by operating activities	953,000	6,477,000

Investing activities:
Cash paid for acquired business, net of cash acquired	(11,263,000)
Capital expenditures	(1,998,000)	(1,031,000)
Patent expenditures		(351,000)

Net cash used in investing activities	(13,261,000)	(1,382,000)

Financing activities:
Proceeds from revolving credit agreement	22,000,000	3,300,000
Payments on revolving credit agreement	(9,500,000)	(7,300,000)
Payments on term loan	(1,500,000)
Payments on notes payable	(193,000)	(301,000)
Payment of semi-annual cash dividend	(1,403,000)	(1,240,000)
Proceeds from exercise of common stock options	475,000	430,000
Repurchase of common stock for treasury		(422,000)

Net cash provided by (used in) financing activities	9,879,000	(5,533,000)

Effect of exchange rate changes on cash	30,000	17,000

Decrease in cash and cash equivalents	(2,399,000)	(421,000)
Cash and cash equivalents at beginning of period	3,753,000	1,798,000

Cash and cash equivalents at end of period	$1,354,000	$1,377,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

        1.     The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2003 consolidated balance sheet as presented was derived from audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

        2.     At December 31, 2003, the Company had common stock option plans providing for grants of stock options for directors based upon a fixed calculation and grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. The cost of restricted stock granted is expensed in the period the stock is issued. The Company accounts for the stock options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No charges are made to earnings in connection with the stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock options granted.

	Six Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Net earnings, as reported	$2,787,000	$3,331,000	$466,000	$1,552,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	252,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(826,000)	(687,000)	(273,000)	(340,000)

Pro-forma net earnings	$2,213,000	$2,644,000	$193,000	$1,212,000

Earnings per share:
Basic—as reported	$.33	$.43	$.06	$.20
Basic—pro forma	$.26	$.34	$.02	$.16
Diluted—as reported	$.32	$.41	$.05	$.19
Diluted—pro forma	$.25	$.33	$.02	$.15

        3.     The provision for income taxes is based upon the estimated effective income tax rate for the full fiscal year.

        4.     Operating results for the first six months of fiscal 2004 are not necessarily indicative of the performance for the entire year. The Company's business is seasonal with a higher level of sales in the Company's fourth fiscal quarter.

        5.     The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Numerator:
Net earnings available to common shareholders	$2,787,000	$3,331,000	$466,000	$1,552,000

Denominator:
Weighted average shares outstanding-basic	8,404,162	7,807,690	8,432,133	7,783,794
Effect of dilutive securities-common stock options	305,864	268,948	301,279	315,246

Weighted average shares outstanding-diluted	8,710,026	8,076,638	8,733,412	8,099,040

Net earnings per share of common stock:
Basic	$.33	$.43	$.06	$.20
Diluted	$.32	$.41	$.05	$.19

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period. These options have been excluded from the computation of diluted earnings per share for both the six-month and three-month periods ended December 31, 2003 and 2002 and are as follows:

	2003	2002
Average exercise price per share	$25.26	$23.78
Number of shares	283,200	246,300

        6.     The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap is to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company's long-term borrowing costs and interest rate risk. During July 2003, the Company entered into an interest rate swap agreement (the Agreement) to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. The terms of the Agreement match the terms of the underlying debt. In addition, the Agreement has been designated as, and is effective as, a cash-flow hedge of an outstanding debt obligation. Changes in fair value of the Agreement are reported as other comprehensive income and are recognized into earnings when the hedge transaction affects earnings.

        Accumulated other comprehensive income (loss) consists of the following:

Currency translation adjustment:
Balance—July 1, 2003	$(44,000)
Currency translation adjustment	15,000

Balance—December 31, 2003	$(29,000)

Unrealized gain on derivative instrument:
Balance—July 1, 2003	$—
Change in derivative instrument	287,000

Balance—December 31, 2003	$287,000

        Comprehensive income consists of the following:

	Six Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Net earnings	$2,787,000	$3,331,000	$466,000	$1,552,000
Other comprehensive income:
Currency translation adjustment	15,000	32,000	9,000	(10,000)
Change in derivative instrument	287,000		241,000

Comprehensive income	$3,089,000	$3,363,000	$716,000	$1,542,000

        7.     The Company's operations are classified as two reportable segments within the highway and transportation safety industry. The Company's two reportable segments are the manufacture and sale of the Company's products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products. The Company's segments are discussed in further detail in the Company's Annual Report on Form 10-K.

        The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2003 and 2002 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2004
SIX MONTHS
Net sales from external customers	$35,809,000	$38,869,000		$74,678,000
Operating profit (loss)	7,851,000	1,250,000	$(3,765,000)	5,336,000
Identifiable assets	51,431,000	108,129,000	4,535,000	164,095,000
THREE MONTHS
Net sales from external customers	$16,413,000	$19,081,000		$35,494,000
Operating profit (loss)	3,368,000	(121,000)	$(2,020,000)	1,227,000
2003
SIX MONTHS
Net sales from external customers	$35,986,000	$14,281,000		$50,267,000
Operating profit (loss)	7,751,000	1,340,000	$(3,649,000)	5,442,000
Identifiable assets	51,300,000	42,545,000	5,517,000	99,362,000
THREE MONTHS
Net sales from external customers	$17,221,000	$8,417,000		$25,638,000
Operating profit (loss)	3,248,000	1,114,000	$(1,830,000)	2,532,000

        Identifiable assets of the Inform segment as of December 31, 2003 increased to $108,129,000 from $42,545,000 as of December 31, 2002 primarily due to the acquisitions of U.S. Traffic Corporation in May 2003 and Peek Traffic Corporation in December 2003 (see Note 10).

        8.     Intangible assets consist of the following:

	December 31, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,779,000	$1,513,000	$2,779,000	$1,410,000
Technology and installed base	3,940,000	531,000	3,100,000	386,000
Customer relationships	5,430,000	389,000	2,320,000	126,000
Trade names	1,700,000
Other	640,000	353,000	530,000	80,000

	14,489,000	2,786,000	8,729,000	2,002,000
Indefinite-lived intangible assets:
Trade names	1,660,000		1,660,000

Total	$16,149,000	$2,786,000	$10,389,000	$2,002,000

        Amortization expense was $784,000 and $232,000 for the six months ended December 31, 2003 and 2002, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2004 and for the four fiscal years subsequent to 2004 are as follows: $1,765,000, $1,394,000, $1,490,000, $1,469,000 and $1,371,000. The carrying amount of goodwill consists of $48,114,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of December 31, 2003. The acquisition of Peek Traffic Corporation in December 2003 added $7,611,000 of goodwill to the Inform segment, and the acquisition of U.S. Traffic Corporation in May 2003 added $19,048,000 of goodwill to the Inform segment.

        9.     The Company's guarantees, commitments and contingent liabilities are discussed in detail in the Company's Annual Report on Form 10-K. The following discusses changes since June 30, 2003.

        The Company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. The Company accrues for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. The Company's estimated product warranty liability is as follows:

Balance—July 1, 2003	$1,986,000
Current provisions	60,000
Expenditures	(112,000)
Changes in estimates	(152,000)
Acquisitions	2,513,000

Balance—December 31, 2003	$4,295,000

        The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company's performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $4,100,000 at December 31, 2003 and $5,300,000 at June 30, 2003. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

        The Company has standby letters of credit covering potential workers' compensation liabilities. The total amount of standby letters of credit that were outstanding at December 31, 2003 was $740,000 and at June 30, 2003 was $330,000.

        10.   Effective December 1, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of the North American operations of Peek Traffic Corporation (Peek Traffic). The Company paid a purchase price of $15,693,000. The purchase price consisted of $11,263,000 in cash and 180,723 of the Company's common stock, issued from Treasury Stock, valued at $4,430,000. The cash portion of the purchase price was obtained from the Company's revolving credit facility. Peek Traffic is a designer, manufacturer and supplier of intelligent intersection control systems, red light enforcement systems and other transportation equipment. The results of Peek Traffic have been included in the Company's Inform segment since the date of acquisition.

        The following unaudited summary presents the estimated fair values of the assets acquired and liabilities of Peek Traffic assumed as of December 1, 2003, the effective date of the acquisition.

Current assets	$5,977,000
Property, plant and equipment	2,902,000
Intangible assets	5,760,000
Goodwill	7,611,000

Total assets	22,250,000

Current liabilities	6,557,000

Net assets	$15,693,000

        The allocation of purchase price above is subject to change based on finalization of valuations of certain assets and liabilities.

        The intangible assets acquired in connection with the acquisition of Peek Traffic were assigned as follows:

	Gross Carrying Amount	Weighted-average Useful Life
Amortized intangible assets:
Customer relationships	$3,110,000	10 years
Trade names	1,700,000	20 years
Technology	840,000	15 years
Backlog	110,000	1 year

Total	$5,760,000	12 years

        Effective May 16, 2003, the Company acquired certain assets and liabilities of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation (UST). The Company paid a purchase price of $35,725,000, net of cash acquired, consisting of $20,158,000 in cash, a $5,000,000 five-year note and 558,534 shares of the Company's common stock with a fair value of $10,567,000. The Company's source of funds for this acquisition was a $70,000,000 credit facility. UST is a designer, manufacturer and supplier of intelligent intersection control systems and other transportation equipment. The results of UST have been included in the Company's Inform segment since the date of acquisition.

        The Company anticipates that the UST and Peek Traffic businesses will provide future operating synergies in the traffic control market, expand the Company's customer base in the municipal and county markets and leverage the Company's existing technologies within the Inform segment.

        The following pro forma summary presents the Company's consolidated results of operations for each of the six-month and three-month periods ended December 31 as if the acquisitions had occurred at the beginning of fiscal year 2003.

	Six Months Ended December 31		Three Months Ended December 31
	2003	2002	2003	2002
Net sales	$84,275,000	$88,477,000	$39,421,000	$43,541,000
Net earnings	2,566,000	3,503,000	396,000	70,000
Net earnings per diluted share	$0.29	$0.40	$0.05	$0.01

        The results above for the three-month and six-month periods ended December 31, 2002 include restructuring and other nonrecurring costs incurred by Peek Traffic of $2,086,000 and $2,554,000, respectively.

        The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

PART I—FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets. The Company's operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company's two reportable segments are—the manufacture and sale of highway and transportation safety products which "Protect and Direct", and the manufacture and sale of products and services which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and also directing and guiding products such as flexible post delineators and a glare screen system. The Company's Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include intelligent intersection control systems, mobile and permanent variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions, computerized highway advisory radio transmitting systems, automated red light enforcement systems, and other transportation equipment.

        The Company's products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects the Company's business with a higher level of sales in the Company's fourth fiscal quarter.

RESULTS OF OPERATIONS

        The Company continues to be affected by factors contributing to a difficult operating environment which have negatively impacted results for the second quarter of fiscal 2004. These factors include revenue shortfalls and budget deficits at the state and municipal level where many states are reducing spending to avoid operating deficits. The passage of new federal highway funding legislation has been delayed. The previous bill, TEA-21, expired in September 2003, but was extended until February 29, 2004. The passage of the new six-year reauthorization bill, called SAFE-TEA, may not occur by February 29, 2004. Since current funding has only been extended to that date, another extension could be required. Until the new bill is approved, however, the transportation safety allotment in federal, state and municipal budgets may continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by the Company.

        The Company recently acquired two businesses, which now comprise a majority of the Company's Inform segment, U.S. Traffic Corporation (UST) in May 2003 and Peek Traffic Corporation (Peek Traffic) in December 2003. These businesses are affected by the difficult operating environment and are currently operating below planned levels. In addition, the Company is currently in the process of integrating these businesses, which is requiring a considerable amount of management's time and resources. The Company believes it is currently uncertain as to when these businesses will be successfully integrated and will achieve expected returns.

        The following table sets forth selected key operating statistics relating to the Company's financial results:

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Revenues by Segment:
Protect and Direct	$16,413,000	$17,221,000	$35,809,000	$35,986,000
Inform	19,081,000	8,417,000	38,869,000	14,281,000

	$35,494,000	$25,638,000	$74,678,000	$50,267,000

Geographic Revenues:
Domestic	$31,832,000	$22,340,000	$66,987,000	$43,682,000
International	3,662,000	3,298,000	7,691,000	6,585,000

	$35,494,000	$25,638,000	$74,678,000	$50,267,000

Operating Income by Segment:
Protect and Direct	$3,368,000	$3,248,000	$7,851,000	$7,751,000
Inform	(121,000)	1,114,000	1,250,000	1,340,000
Unallocated Corporate	(2,020,000)	(1,830,000)	(3,765,000)	(3,649,000)

	$1,227,000	$2,532,000	$5,336,000	$5,442,000

Gross profit percentage	31.2%	38.3%	31.9%	40.7%

Selling and administrative expenses as a percentage of sales	25.4%	26.5%	22.7%	28.0%

Diluted earnings per share	$0.05	$0.19	$0.32	$0.41

Revenues

        The Company's net sales for the second quarter of fiscal 2004 increased $9,856,000, or 38%, to $35,494,000 from $25,638,000 for the second quarter last year. This was primarily due to the acquisitions of UST in May 2003 and Peek Traffic in December 2003, which contributed $13,073,000 of net sales which was not comparable to the second quarter of the prior year. Excluding the two recent acquisitions, net sales decreased by $3,217,000, or 14%, due to decreases in sales across both its Protect and Direct and Inform segments in the second quarter of fiscal 2004.

        The Company's net sales for the first six months of fiscal 2004 increased $24,411,000, or 49%, to $74,678,000 from $50,267,000 in the same period last year. The acquisitions of UST and Peek Traffic contributed $25,781,000 in net sales for the current six-month period not comparable to the prior year. Excluding the two recent acquisitions, net sales decreased by $1,370,000, or 3%, as increases in sales during the first quarter of 2004 were offset by decreased sales in the second quarter of fiscal 2004 for both segments.

        Protect and Direct—Net sales for the Company's Protect and Direct segment for the second quarter of fiscal 2004 decreased 5% to $16,413,000 from $17,221,000 for the second quarter last year. The Company believes the decrease in sales is due to state budgetary constraints and transportation funding uncertainties caused by the delay in the passage of the new federal highway funding bill. Decreased sales of truck-mounted attenuators, flexible post delineators and parts were partially offset by increased sales of permanent crash cushions, sand filled barrels and the Triton Barrier® product line.

        For the first six-months of fiscal 2004, net sales for the Protect and Direct segment were $35,809,000, which were slightly lower than the $35,986,000 in sales for the same period last year. Decreased sales of permanent crash cushions, flexible post delineators and parts were partially offset by increased sales of truck-mounted attenuators and the Triton Barrier® product line.

        Inform—Net sales for the Company's Inform segment for the second quarter of fiscal 2004 increased $10,664,000 to $19,081,000 from $8,417,000 for the second quarter last year. This was primarily due to the acquisitions of UST and Peek Traffic, which added $13,073,000 in net sales for the second quarter of fiscal 2004 not comparable to the second quarter of the prior year. Excluding the two recent acquisitions, net sales for the Inform segment decreased $2,409,000, or 29%. The second quarter of the prior year included shipments totaling $2,800,000 on two large contracts that were not replaced in the current quarter. Sales across most major product lines decreased due to decreased order flows throughout the segment, which were partially offset by strong sales of highway advisory radio systems. The acquisitions of UST and Peek Traffic have also been affected by the difficult operating environment which has resulted in depressed order flows and sales levels lower than planned.

        For the first six months of fiscal 2004, net sales for the Company's Inform segment increased to $38,869,000 from $14,281,000 for the same period last year. The increase was primarily due to the acquisitions of UST and Peek Traffic, which added $25,781,000 in net sales not comparable to the first six months of the prior year. Excluding the two recent acquisitions, net sales decreased $1,193,000, or 8%, due to the difficult comparison related to the large contract sales in the second quarter of last year. Sales across most major product lines decreased for the first six months of fiscal 2004 due to weak sales in the second quarter, which were partially offset by strong sales of highway advisory radio systems.

        Geographic—International sales for the second quarter of fiscal 2004 increased 11% to $3,662,000 from $3,298,000 for the second quarter last year due to strong sales in Europe, particularly in Sweden and Spain. Domestic sales for the second quarter of fiscal 2004 increased 42% to $31,832,000 from $22,340,000. The acquisitions of UST and Peek Traffic contributed $12,993,000 in domestic net sales in the second quarter of fiscal 2004 offset by decreased domestic sales, excluding acquisitions, for both segments.

        International sales for the first six months of fiscal 2004 increased 17% to $7,691,000 from $6,585,000 for the same period last year. Sales of the Triton Barrier® product line continue to be strong in Australia. Domestic sales for the first six months of fiscal 2004 increased 53% to $66,987,000 from $43,682,000. The acquisitions of UST and Peek Traffic contributed $26,089,000 in domestic net sales in the first six months of fiscal 2004 offset by decreased domestic sales, excluding acquisitions, for both segments.

Gross Profit Margin

        The Company's gross profit margin for the second quarter of fiscal 2004 was 31.2% compared to 38.3% for the second quarter last year due principally to the lower gross profit margins generated at UST and Peek Traffic. The gross profit margin for the Protect and Direct segment increased due to a favorable change in product mix with increased sales of higher margin permanent crash cushions and decreased sales of the lower margin truck-mounted attenuators. Excluding UST and Peek Traffic results, the gross profit margin for the Inform segment decreased due to decreased sales volume.

        The gross profit margin for the first six-month period was 31.9% compared to 40.7% for the same period last year due principally to lower gross profit margins generated at UST and Peek Traffic. The gross profit margin for the Protect and Direct segment for the first six months of fiscal 2004 was consistent with the gross profit margin for the same period last year. Excluding UST and Peek Traffic results, the gross profit margin for the Inform segment decreased due to decreased sales volume. The

Company currently estimates consolidated gross profit margins to be lower than management's original range of 38% to 40% for fiscal year 2004.

Selling and Administrative Expenses

        Selling and administrative expenses for the second quarter of fiscal 2004 increased $2,207,000 to $9,013,000 from $6,806,000 for the second quarter last year due to the inclusion of expenses from UST and Peek Traffic which added $2,329,000 for the quarter. Excluding UST and Peek Traffic results, selling and administrative expenses for the second quarter of fiscal 2004 were consistent with the prior year. Selling and administrative expenses declined as a percentage of sales to 25.4% for the second quarter of 2004 from 26.5% last year as UST and Peek Traffic have lower selling and administrative expenses as a percentage of sales than the Company's historical average.

        Selling and Administrative expenses for the first six-month period increased $2,855,000, or 20%, to $16,964,000 from $14,109,000 for the same period last year due to inclusion of UST and Peek Traffic which added $4,033,000 for the first six-months of fiscal 2004. Excluding UST and Peek Traffic results, selling and administrative expenses decreased for the first six months of fiscal 2004 as selling and administrative expenses for the first quarter of fiscal 2003 were unusually high due to costs associated with acquisition and non-recurring consulting work. Selling and administrative expenses decreased as a percentage of sales to 22.7% for the first six months of fiscal 2004 compared to 28.0% last year as UST and Peek Traffic have lower selling and administrative expenses as a percentage of sales than the Company's historical average. The Company currently estimates selling and administrative expenses as a percentage of sales to be lower than management's original range of 23% to 25% of sales for fiscal year 2004.

Research and Development

        Research and development expenditures were $830,000 for the second quarter of fiscal 2004 compared to $473,000 for the second quarter last year. Research and development expenditures were $1,546,000 for the current six-month period compared with $908,000 for the same period last year. The increases of $357,000 and $638,000, respectively, were due to the inclusion of research and development expenses at UST and Peek Traffic, as well as increased inside and outside development costs for several projects. The Company continues to invest in development projects for new applications as well as upgrades and modifications to existing products.

Interest Expense

        Interest expense for the second quarter of fiscal 2004 increased to $504,000 from $210,000 for the second quarter last year. Interest expense for the first six months of fiscal 2004 increased to $1,002,000 from $450,000 for the same six-month period last year. The increases were due to the higher level of average long-term debt since the acquisitions of UST in May 2003 and Peek Traffic in December 2003. The interest rate on the Company's $70 million, three-year unsecured credit agreement is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average was 3.6% as of December 31, 2003.

Provision for Income Taxes

        The provision for income taxes for the second quarter of fiscal 2004 was $262,000 and was $1,567,000 for the first six months of fiscal 2004 reflecting a 36% effective income tax rate compared to a 34% effective income tax rate for fiscal 2003. The Company expects to continue to provide for income taxes at a rate of 36% for the remainder of fiscal 2004.

Net Earnings

        Net earnings for the second quarter of fiscal 2004 were $466,000, or $0.05 cents per diluted share, compared to $1,552,000, or $0.19 cents per diluted share, for the second quarter last year. Net earnings for the first six-month period were $2,787,000, or $0.32 cents per diluted share, compared to $3,331,000, or $0.41 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

        The Company's principal sources of funds historically have been cash flows from operations and borrowings from banks. The Company had cash and cash equivalents of $1,354,000 as of December 31, 2003 and access to additional funds of $14,500,000 under a three-year unsecured bank credit agreement which currently expires as of May 16, 2006. The Company believes that this credit facility is an important source of liquidity. The credit agreement provides for a $50 million revolving credit facility and a $20 million term loan agreement. Principal on the term loan is payable quarterly in installments of $750,000, plus interest. The facility contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The facility contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. Access to additional funds is limited based upon a leverage ratio. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. The Company is currently in compliance with all covenants in this agreement. The Company's outstanding borrowings were $54,337,000, or 40% of total capitalization, as of December 31, 2003, of which $47,500,000 was outstanding related to the revolving credit facility. This compares to $43,817,000, or 37% of total capitalization, as of June 30, 2003. The increase relates to the acquisition of Peek Traffic in December 2003 for which the Company borrowed $11,000,000 against the revolving credit facility.

Cash Flows

        Cash flows provided by operations were $953,000 during the first six months of fiscal 2004. An investment in working capital, primarily at UST, through the payment of accounts payable and accrued expenses in the first quarter of fiscal 2004 were offset by decreases in the level of accounts receivable and inventory throughout the first six months of fiscal 2004 due to the decreased level of sales.

        Investing activities used cash of $13,261,000 during the first six months of fiscal 2004, including $11,263,000 for the purchase of Peek Traffic and $1,998,000 for capital expenditures.

        Financing activities provided cash of $9,879,000 during the first six months of fiscal 2004. The Company borrowed a net $12,500,000 against its outstanding revolving credit facility primarily for the acquisition of Peek Traffic. The Company also paid $1,500,000 in quarterly payments on the term loan due in connection with the acquisition of UST and $193,000 on other notes payable. The payment of the Company's semi-annual cash dividend used cash of $1,403,000. The Company received cash of $475,000 from the exercise of common stock options.

        For the remainder of fiscal 2004, the Company anticipates needing less than an additional $3,000,000 in cash for capital expenditures. The Company also anticipates spending approximately $500,000 primarily during the third and fourth quarters to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company will require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's invested cash, cash generated from its operations or from borrowings available under the Company's bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements. If needed and available on favorable terms, the Company may also enter other debt or equity financing arrangements.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to the Company's June 30, 2003 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company's consolidated financial statements. There have been no subsequent material changes in accounting policies, methods and estimates used by management. In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. The Company believes the following significant accounting policies and methods used by the Company are the most important to the presentation of the Company's financial statements:

        Revenue Recognition: Revenues, net of sales incentives, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, the Company ensures that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the fee is fixed or determinable. Provision for estimated uncollectible amounts is made based upon management's analysis of sales returns and bad debts.

        Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market. Actual costs are used to value raw materials and supplies. Standard costs, which approximate actual costs, are used to value finished goods and work-in-process. Standard costs include raw materials, direct labor and manufacturing overhead. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels, ages and salability.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) revised FAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows and interim disclosures about net periodic costs and contributions. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. 106-1) in response to a new federal law regarding prescription drug benefits under Medicare. FSP No. 106-1 relates to FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Currently, the Company does not offer a pension plan or postretirement benefits. In addition, the Company does not expect that these statements will have a significant impact on the Company's results of operations or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the Company's annual report on Form 10-K for the year ended June 30, 2003. The following table presents the Company's contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2003:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$54,337,000	$4,012,000	$6,820,000	$11,292,000	$32,213,000
Operating leases	16,963,000	3,457,000	5,413,000	3,111,000	4,982,000
Minimum royalty payments	2,613,000	513,000	600,000	600,000	900,000
Purchase obligations	288,000	288,000

Total	$74,201,000	$8,270,000	$12,833,000	$15,003,000	$38,095,000

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

        Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereto or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal and state funding for highways and risks related to reductions in government expenditures; the successful integration of acquisitions; the introduction and acceptance of the Company's products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company's governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of intangible assets; and general economic conditions.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        Item 7.A. of the Company's Annual Report on Form 10-K for the year ended June 30, 2003 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

        The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap is to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company's long-term borrowing costs and interest rate risk. During July 2003, the Company entered into an interest rate swap agreement to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates.

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

PART II—OTHER INFORMATION

        There is not information required to be reported under any items except as indicated below:

ITEM 2.    Changes in Securities

        On December 11, 2003 the Company sold 180,723 shares of the common stock of the Company, $0.01 2/3 par value per share (the "Shares") issued from Treasury Stock, to Peek Corporation. The sale of the shares was in partial payment of the purchase price paid by the Company for its acquisition of the North American operations of Peek Corporation. Per the Asset Purchase Agreement, the Shares were valued at $24.90 per share, equaling consideration in the aggregate of $4,500,000. The Company sold the Shares in reliance on the exemption from registration for private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on November 13, 2003. The matters voted on at the Annual Meeting were as follows:

        (i)    The election of James H. DeVries and Lawrence C. McQuade to serve as directors.

        (ii)   The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company.

        Messrs. DeVries and McQuade were elected and all other matters were approved as a result of the following stockholder votes:

	FOR	AGAINST	ABSTAIN OR WITHHELD
ELECTION OF DIRECTORS
James H. DeVries	7,053,018		366,162
Lawrence C. McQuade	7,135,330		283,850
APPROVAL OF PRICEWATERHOUSECOOPERS LLP	7,370,408	39,330	9,442

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1
First Amendment to Credit Agreement and Reaffirmation of Subsidiary Guaranty dated as of December 9, 2003 by and among Quixote Corporation as the Borrower, and The Northern Trust Company, LaSalle National Bank, Harris Trust and Savings Bank and National City Bank of Michigan/Illinois, as lenders (the "Lenders"), and Subsidiary Guaranty dated as of December 9, 2003 as a counterpart to the Subsidiary Guaranty dated as of May 16, 2003 in favor of the Lenders by certain identified subsidiaries of the Company.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

        On October 29, 2003 the Company filed a report on Form 8-K dated October 28, 2003 to report the issuance of a press release announcing its first quarter fiscal 2004 results and to report revisions to its estimates of certain fiscal 2004 financial results that were disclosed during its conference call to report earnings.

        On December 11, 2003 the Company filed a report on Form 8-K dated the same date to report its announcement of the acquisition by its wholly-owned subsidiary, Vision Acquisition Corporation, of the North American operations of Peek Traffic Corporation from Peek Traffic, Inc. and Peek Traffic Systems, Inc. effective December 1, 2003. The Form 8-K also reported that the Company had disclosed a revision of its previous guidance for its second quarter fiscal 2004 financial results to a range of $0.05 to $0.07 per diluted share.

        On December 19, 2003 the Company filed a report on Form 8-K dated December 10, 2003 with respect to its acquisition of the North American operations of Peek Traffic Corporation from Peek Traffic, Inc. and Peek Traffic Systems, Inc. The Form 8-K included as exhibits the material acquisition documents.

        On January 30, 2004 the Company filed a report on Form 8-K dated January 29, 2004 to report the issuance of a press release announcing its second quarter 2004 financial results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: February 13, 2004	/s/ DANIEL P. GOREY Daniel P. Gorey, Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
  ITEM 2. Changes in Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE