Form 10-Q
period 2004-03-31
QUIXOTE CORP
filed 2004-05-14
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended March 31, 2004

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

YES   ☒       NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,696,463 shares of the Company’s Common Stock ($.01 2/3 par value) were outstanding as of March 31, 2004.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Net sales	$110,847,000	$75,472,000
Cost of sales	77,017,000	44,964,000
Gross profit	33,830,000	30,508,000
Operating expenses:
Selling & administrative	26,404,000	20,986,000
Research & development	2,549,000	1,543,000
	28,953,000	22,529,000
Operating profit	4,877,000	7,979,000
Other income (expense):
Interest income	25,000	66,000
Interest expense	(1,590,000)	(637,000)
Other	(212,000)
	(1,777,000)	(571,000)
Earnings before income taxes	3,100,000	7,408,000
Income tax provision (benefit)	(133,000)	2,519,000
Net earnings	$3,233,000	$4,889,000
Per share data—basic:
Net earnings	$.38	$.63
Weighted average common shares outstanding	8,495,076	7,793,082
Per share data—diluted:
Net earnings	$.37	$.61
Weighted average common shares outstanding	8,767,932	7,990,722
Cash dividends declared per common share	$.17	$.16

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$36,169,000	$25,205,000
Cost of sales	26,185,000	15,156,000
Gross profit	9,984,000	10,049,000
Operating expenses:
Selling & administrative	9,440,000	6,877,000
Research & development	1,003,000	635,000
	10,443,000	7,512,000
Operating profit (loss)	(459,000)	2,537,000
Other income (expense):
Interest income	5,000	11,000
Interest expense	(588,000)	(187,000)
Other	(212,000)
	(795,000)	(176,000)
Earnings (loss) before income taxes	(1,254,000)	2,361,000
Income tax provision (benefit)	(1,700,000)	803,000
Net earnings	$446,000	$1,558,000
Per share data—basic:
Net earnings	$.05	$.20
Weighted average common shares outstanding	8,660,921	7,738,268
Per share data—diluted:
Net earnings	$.05	$.20
Weighted average common shares outstanding	8,881,492	7,927,684

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,023,000	$3,753,000
Accounts receivable, net of allowances for doubtful accounts of $1,594,000 at March 31 and $1,267,000 at June 30	33,491,000	36,835,000
Refundable income taxes	1,363,000
Inventories, net:
Raw materials	11,356,000	10,475,000
Work in process	4,949,000	5,508,000
Finished goods	7,462,000	6,984,000
	23,767,000	22,967,000
Notes receivable	217,000	217,000
Deferred income tax assets	2,793,000	2,713,000
Other current assets	1,472,000	603,000
Total current assets	69,126,000	67,088,000
Property, plant and equipment, at cost	49,869,000	44,165,000
Less accumulated depreciation	(19,910,000)	(17,928,000)
	29,959,000	26,237,000
Goodwill	56,253,000	48,642,000
Intangible assets, net	12,831,000	8,387,000
Other assets	341,000	471,000
	$168,510,000	$150,825,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,495,000	$4,028,000
Accounts payable	8,468,000	10,761,000
Dividends payable		1,402,000
Income tax payable		1,305,000
Accrued expenses	13,792,000	13,503,000
Total current liabilities	25,755,000	30,999,000
Long-term debt, net of current portion	53,659,000	39,789,000
Deferred income tax liabilities	3,746,000	3,917,000
Other long-term liabilities	1,440,000	565,000
	58,845,000	44,271,000
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 10,647,703 shares at March 31 and 10,437,436 shares at June 30	177,000	174,000
Capital in excess of par value of common stock	56,834,000	52,173,000
Retained earnings	49,175,000	47,368,000
Accumulated other comprehensive loss	(204,000)	(44,000)
Treasury stock, at cost, 1,951,240 shares at March 31 and 2,131,963 shares at June 30	(22,072,000)	(24,116,000)
Total shareholders’ equity	83,910,000	75,555,000
	$168,510,000	$150,825,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Operating activities:
Net earnings	$3,233,000	$4,889,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation	3,474,000	2,304,000
Amortization	1,316,000	347,000
Loss on disposal of assets	212,000
Provisions for losses on accounts receivable	252,000	83,000
Changes in operating assets and liabilities:
Accounts receivable	5,758,000	768,000
Inventories	2,267,000	61,000
Other assets	(575,000)	(492,000)
Accounts payable and accrued expenses	(8,263,000)	1,442,000
Income taxes	(2,668,000)	504,000
Other long-term liabilities	(436,000)
Net cash provided by operating activities	4,570,000	9,906,000
Investing activities:
Cash paid for acquired business, net of cash acquired	(11,263,000)
Capital expenditures	(3,285,000)	(1,512,000)
Patent expenditures		(445,000)
Net cash used in investing activities	(14,548,000)	(1,957,000)
Financing activities:
Proceeds from revolving credit agreement	28,750,000	10,800,000
Payments on revolving credit agreement	(13,250,000)	(13,800,000)
Payments on term loan	(1,500,000)
Payments on notes payable	(801,000)	(876,000)
Payment of semi-annual cash dividend	(2,828,000)	(2,486,000)
Proceeds from exercise of common stock options	1,884,000	506,000
Repurchase of common stock for treasury		(3,024,000)
Net cash provided by (used in) financing activities	12,255,000	(8,880,000)
Effect of exchange rate changes on cash	(7,000)	30,000
Increase (decrease) in cash and cash equivalents.	2,270,000	(901,000)
Cash and cash equivalents at beginning of period	3,753,000	1,798,000
Cash and cash equivalents at end of period	$6,023,000	$897,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.   The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2003 consolidated balance sheet as presented was derived from the audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

2.   At March 31, 2004, the Company had stock option plans providing for grants of options for directors based upon a fixed calculation and grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. The cost of restricted stock granted is expensed in the period the stock is issued. The Company accounts for the stock options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No charges are made to earnings in connection with the stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock options granted.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings, as reported	$3,233,000	$4,889,000	$446,000	$1,558,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	252,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,075,000)	(1,021,000)	(249,000)	(337,000)
Pro forma net earnings	$2,410,000	$3,868,000	$197,000	$1,221,000
Earnings per share:
Basic—as reported	$.38	$.63	$.05	$.20
Basic—pro forma	$.28	$.50	$.02	$.16
Diluted—as reported	$.37	$.61	$.05	$.20
Diluted—pro forma	$.27	$.48	$.02	$.15

3.   The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year. In addition, an income tax benefit of $1,249,000, or $0.14 per diluted share, was recorded in the third quarter of fiscal 2004 primarily related to certain tax refund claims for research and development credits approved by the Internal Revenue Service during the quarter.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.   Operating results for the first nine months of fiscal 2004 are not necessarily indicative of the performance for the entire year. The Company’s business is seasonal with a higher level of sales in the Company’s fourth fiscal quarter.

5.   The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator:
Net earnings available to common shareholders	$3,233,000	$4,889,000	$446,000	$1,558,000
Denominator:
Weighted average shares outstanding—basic	8,495,076	7,793,082	8,660,921	7,738,268
Effect of dilutive securities—common stock options	272,856	197,640	220,571	189,416
Weighted average shares outstanding—diluted	8,767,932	7,990,722	8,881,492	7,927,684
Net earnings per share of common stock:
Basic	$.38	$.63	$.05	$.20
Diluted	$.37	$.61	$.05	$.20

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for both the nine-month and three-month periods ended March 31, 2004 and 2003 and are as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Average exercise price per share	$25.25	$23.78	$25.19	$23.78
Number of shares	281,500	246,300	295,200	246,300

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

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated other comprehensive loss consists of the following:

Currency translation adjustment:
Balance—July 1, 2003	$(44,000)
Currency translation adjustment	(22,000)
Balance—March 31, 2004	$(66,000)
Unrealized loss on derivative instrument:
Balance—July 1, 2003	$—
Change in derivative instrument	(138,000)
Balance—March 31, 2004	$(138,000)
Total accumulated comprehensive loss—March 31, 2004	$(204,000)

Comprehensive income (loss) consists of the following:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings	$3,233,000	$4,889,000	$446,000	$1,558,000
Other comprehensive income:
Currency translation adjustment	(22,000)	(4,000)	(37,000)	(36,000)
Change in derivative instrument	(138,000)		(425,000)
Comprehensive income (loss)	$3,073,000	$4,885,000	$(16,000)	$1,522,000

7.   Effective December 1, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of the North American operations of Peek Traffic Corporation (Peek Traffic). The Company paid a purchase price of $15,693,000. The purchase price consisted of $11,263,000 in cash and 180,723 of the Company’s common stock, issued from Treasury Stock, valued at $4,430,000. The cash portion of the purchase price was obtained from the Company’s revolving credit facility. Peek Traffic is a designer, manufacturer and supplier of intelligent intersection control systems, red light enforcement systems and other transportation equipment. The results of Peek Traffic have been included in the Company’s Inform segment since the date of acquisition.

The following unaudited summary presents the estimated fair values of the assets acquired and liabilities of Peek Traffic assumed as of December 1, 2003, the effective date of the acquisition.

Current assets	$5,977,000
Property, plant and equipment	2,902,000
Intangible assets	5,760,000
Goodwill	7,611,000
Total assets	22,250,000
Current liabilities	6,557,000
Net assets	$15,693,000

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The allocation of purchase price above is subject to change based on finalization of valuations of certain assets and liabilities. The intangible assets acquired in connection with the acquisition of Peek Traffic were assigned as follows:

	Gross	Weighted-average
	Carrying Amount	Useful Life
Amortized intangible assets:
Customer relationships	$3,110,000	10 years
Trade Names	1,700,000	20 years
Technology	840,000	15 years
Backlog	110,000	1 year
Total	$5,760,000	12 years

Effective May 16, 2003, the Company acquired certain assets and liabilities of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation (UST). The Company paid a purchase price of $35,725,000, net of cash acquired, consisting of $20,158,000 in cash, a $5,000,000 five-year note and 558,534 shares of the Company’s common stock with a fair value of $10,567,000. The Company’s source of cash for this acquisition was a $70,000,000 credit facility. UST is a designer, manufacturer and supplier of intelligent intersection control systems and other transportation equipment. The results of UST have been included in the Company’s Inform segment since the date of acquisition.

The Company anticipates that the UST and Peek Traffic businesses will provide future operating synergies in the traffic control market, expand the Company’s customer base in the municipal and county markets and leverage the Company’s existing technologies within the Inform segment.

The following pro forma summary presents the Company’s consolidated results of operations for each of the nine-month and three-month periods ended March 31 as if the acquisitions had occurred at the beginning of fiscal year 2003.

	Nine Months Ended		Three Months Ended
	March 31		March 31
	2004	2003	2004	2003
Net sales	$120,444,000	$130,143,000	$36,169,000	$41,667,000
Net earnings	2,998,000	4,840,000	446,000	1,337,000
Net earnings per diluted share	$0.34	$0.55	$0.05	$0.16

The results above for the three-month and nine-month periods ended March 31, 2003 include restructuring and other nonrecurring costs incurred by Peek Traffic of $62,000 and $2,616,000, respectively.

The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

8.   The Company’s operations are classified as two reportable segments within the highway and transportation safety industry. The Company’s two reportable segments are the manufacture and sale of the Company’s products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products. The Company’s segments

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

are discussed in further detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

The following table presents financial information about reported segments for the nine-month and three-month periods ended March 31, 2004 and 2003 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and		Unallocated
	Direct	Inform	Corporate	Total
2004
NINE MONTHS
Net sales from external customers	$52,752,000	$58,095,000		$110,847,000
Operating profit (loss)	11,293,000	(349,000)	$(6,067,000)	4,877,000
Identifiable assets	53,570,000	104,422,000	10,518,000	168,510,000
THREE MONTHS
Net sales from external customers	$16,943,000	$19,226,000		$36,169,000
Operating profit (loss)	3,443,000	(1,600,000)	$(2,302,000)	(459,000)
2003
NINE MONTHS
Net sales from external customers	$53,822,000	$21,650,000		$75,472,000
Operating profit (loss)	11,474,000	1,657,000	$(5,152,000)	7,979,000
Identifiable assets	52,019,000	40,982,000	4,579,000	97,580,000
THREE MONTHS
Net sales from external customers	$17,836,000	$7,369,000		$25,205,000
Operating profit (loss)	3,723,000	317,000	$(1,503,000)	2,537,000

Identifiable assets of the Inform segment as of March 31, 2004 increased to $104,422,000 from $40,982,000 as of March 31, 2003 primarily due to the acquisitions of UST in May 2003 and Peek Traffic in December 2003.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.   Intangible assets consist of the following:

	March 31, 2004		June 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and licenses	$2,779,000	$1,570,000	$2,779,000	$1,410,000
Technology and installed base	3,940,000	616,000	3,100,000	386,000
Customer relationships	5,430,000	604,000	2,320,000	126,000
Finite-lived trade names	1,700,000	28,000
Other	640,000	500,000	530,000	80,000
	14,489,000	3,318,000	8,729,000	2,002,000
Indefinite-lived intangible assets:
Trade names	1,660,000		1,660,000
Total	$16,149,000	$3,318,000	$10,389,000	$2,002,000

Amortization expense was $1,316,000 and $347,000 for the nine months ended March 31, 2004 and 2003, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2004 and for the four fiscal years subsequent to 2004 are as follows: $1,765,000, $1,394,000, $1,490,000, $1,469,000 and $1,371,000. The carrying amount of goodwill consists of $48,114,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of March 31, 2004. The acquisition of Peek Traffic in December 2003 added $7,611,000 of goodwill to the Inform segment, and the acquisition of UST in May 2003 added $19,048,000 of goodwill to the Inform segment.

10.   Disclosures regarding each group of similar guarantees, commitments and contingencies are provided below.

Lease Commitments

The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreements. These operating leases include options for renewal. Annual minimum future rental payments for lease commitments will be approximately $3,641,000 in the next year, $4,865,000 in the next year to three years, $2,722,000 in the next three to five years and $5,496,000 thereafter, for an aggregate of $16,724,000.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Product Warranty Liability

The Company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. The Company accrues for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. The Company’s estimated product warranty liability is as follows:

Balance, July 1, 2003	$1,986,000
Current Provisions	300,000
Expenditures	(132,000)
Changes in Estimates	(172,000)
Acquisitions	2,460,000
Balance—March 31, 2004	$4,442,000

Bid and Performance Bonds

The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company’s performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $3,508,000 at March 31, 2004 and $5,300,000 at June 30, 2003. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Legal

The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5 “Accounting for Contingencies”. In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company’s results of operations or financial condition.

Executive Agreements

The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of a termination or an actual or threatened change in control of the Company. Upon occurrence of a termination or a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements, to a maximum amount of $4,937,000. The Company has by-laws and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities. The term of the indemnification period is for the director’s or officer’s lifetime. The Company believes that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, the Company has not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Business Purchase Agreements

As part of the purchase price of UST, the Company has agreed to pay contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid through March 31, 2004. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on the $5,000,0000 five-year, 5.25% subordinated promissory note payable to the sellers. The Company is leasing UST’s Santa Fe Springs, California facility and its Tecate, Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years. The Company has guaranteed its performance of its obligations under the leases. The lease commitments under the leases are included in the amounts mentioned above.

Indemnification of Lenders and Agents Under Credit Facilities

Under its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs, and from any legal action brought against the lenders related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

The Company is currently in compliance with all covenants in its three-year bank credit agreement, however the Company believes that it is probable that the Company may violate two of the financial covenants included in the agreement as of June 30, 2004. The Company also believes that it is probable that a waiver will be obtained. However, if a waiver is not obtained, the outstanding amount against the credit agreement, $50,500,000 as of March 31, 2004, would be classified as a current liability and the Company would need to renegotiate a new credit agreement.

Other Commitments

The Company has standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at March 31, 2004 was $740,000 and at June 30, 2003 was $330,000.

The Company has certain non-cancellable royalty agreements, which contain certain minimum payments in the aggregate of $2,613,000 through fiscal year 2012. In addition, the Company has a purchase commitment arrangement related to expansion of one of its facilities in the amount of approximately $250,000 as of March 31, 2004 and $450,000 as of June 30, 2003. There are no current liabilities accrued in the accompanying financial statements for these commitments.

PART I—FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. The Company’s operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company’s two reportable segments are—the manufacture and sale of highway and transportation safety products which “Protect and Direct”, and the manufacture and sale of products and services which “Inform” that are often referred to as Intelligent Transportation Systems (ITS) products. The Company’s Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Company’s Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include intelligent intersection control systems, mobile and permanent variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions, computerized highway advisory radio transmitting systems, automated red light enforcement systems, and other transportation equipment.

The Company’s products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A portion of the Company’s sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects the Company’s business with generally a higher level of sales in the Company’s fourth fiscal quarter.

RESULTS OF OPERATIONS

The results for the third quarter were below the Company’s expectation, largely as a result of significantly lower than expected sales volume at UST, acquired in May 2003. We believe this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues. In addition, the passage of new federal highway funding legislation has been delayed. The previous bill, TEA-21, expired in September 2003, but has been extended until June 30, 2004. The passage of the new six-year reauthorization bill, called SAFE-TEA, may not occur by June 30, 2004 and another extension could be required. Until the new bill is approved, however, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by our Company.

The Company is also currently in the process of integrating the acquisitions of UST and Peek Traffic, acquired in December 2003, which is requiring a substantial amount of management’s time and energy. The Company is also identifying and implementing the solutions that may improve the performance of UST, including the hiring of new management-level professionals.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2004	2003	2004	2003
Revenues by Segment:
Protect and Direct	$16,943,000	$17,836,000	$52,752,000	$53,822,000
Inform	19,226,000	7,369,000	58,095,000	21,650,000
	$36,169,000	$25,205,000	$110,847,000	$75,472,000
Geographic Revenues:
Domestic	$32,634,000	$21,626,000	$99,621,000	$65,308,000
International	3,535,000	3,579,000	11,226,000	10,164,000
	$36,169,000	$25,205,000	$110,847,000	$75,472,000
Operating Income by Segment:
Protect and Direct	$3,443,000	$3,723,000	$11,293,000	$11,474,000
Inform	(1,600,000)	317,000	(349,000)	1,657,000
Unallocated Corporate	(2,302,000)	(1,503,000)	(6,067,000)	(5,152,000)
	$(459,000)	$2,537,000	$4,877,000	$7,979,000
Gross profit percentage	27.6%	39.9%	30.5%	40.4%
Selling and administrative expenses as a percentage of sales	26.1%	27.3%	23.8%	27.8%
Diluted earnings per share	$.05	$.20	$.37	$.61

Revenues

The Company’s net sales for the third quarter of fiscal 2004 increased $10,964,000, or 44%, to $36,169,000 from $25,205,000 for the third quarter last year. This was primarily due to the acquisitions of UST in May 2003 and Peek Traffic in December 2003, which contributed $13,644,000 of net sales not comparable to the third quarter of the prior year. Excluding the two recent acquisitions, net sales decreased by $2,680,000, or 11%, due to decreases in sales across both its Protect and Direct and Inform segments in the third quarter of fiscal 2004.

The Company’s net sales for the first nine months of fiscal 2004 increased $35,375,000, or 47%, to $110,847,000 from $75,472,000 in the same period last year. The acquisitions of UST and Peek Traffic contributed $39,425,000 in net sales for the current nine-month period not comparable to the prior year. Excluding the two recent acquisitions, net sales decreased by $4,050,000, or 5%, as increases in sales during the first quarter of 2004 were offset by decreased sales in the second and third quarters of fiscal 2004 for both segments.

Protect and Direct—Net sales for the Company’s Protect and Direct segment for the third quarter of fiscal 2004 decreased 5% to $16,943,000 from $17,836,000 for the third quarter last year. The Company believes the decrease in sales is due to state budgetary constraints and transportation funding uncertainties caused by the delay in the passage of the new federal highway funding bill. Decreased sales of truck-mounted attenuators, flexible post delineators and sand filled barrels were partially offset by increased sales of permanent crash cushions, parts and the Triton Barrier® product line.

For the first nine months of fiscal 2004, net sales for the Protect and Direct segment were $52,752,000, which were slightly lower than the $53,822,000 in sales for the same period last year. Decreased sales of permanent crash cushions, flexible post delineators and truck-mounted attenuators were partially offset by increased sales of parts and the Triton Barrier® product line.

Inform—Net sales for the Company’s Inform segment for the third quarter of fiscal 2004 increased $11,857,000 to $19,226,000 from $7,369,000 for the third quarter last year. This was primarily due to the acquisitions of UST and Peek Traffic, which added $13,644,000 in net sales for the third quarter of fiscal 2004 not comparable to the third quarter of the prior year. Excluding the two recent acquisitions, net sales for the Inform segment decreased $1,787,000, or 24%. Sales across most major product lines decreased with the exception of increased sales of highway advisory radio systems. In addition, sales for the third quarter of last year included shipments of $600,000 on a large contract to supply weather and traffic sensing systems. UST has also been affected by the difficult operating environment, which has resulted in depressed order flows and sales levels lower than planned.

For the first nine months of fiscal 2004, net sales for the Company’s Inform segment increased $36,445,000 to $58,095,000 from $21,650,000 for the same period last year. The increase was primarily due to the acquisitions of UST and Peek Traffic, which added $39,425,000 in net sales not comparable to the first nine months of the prior year. Excluding the two recent acquisitions, net sales decreased $2,980,000, or 14%, due to decreased order flows and a difficult comparison related to large contract sales last year. Sales for the second and third quarters of last year included shipments totaling $3,400,000 on two large contracts that were not replaced in the current fiscal year. Sales across most major product lines decreased for the first nine months of fiscal 2004 due to weak sales in the second and third quarters, which were partially offset by increased sales of highway advisory radio systems.

Geographic—International sales for the third quarter of fiscal 2004 were consistent at $3,535,000 as compared to $3,579,000 for the third quarter last year. The acquisitions of UST and Peek Traffic contributed $689,000 in international net sales for the third quarter of fiscal 2004. Domestic sales for the third quarter of fiscal 2004 increased 51% to $32,634,000 from $21,626,000. The acquisitions of UST and Peek Traffic contributed $12,955,000 in domestic net sales in the third quarter of fiscal 2004 offset by decreased domestic sales, excluding acquisitions, for both segments.

International sales for the first nine months of fiscal 2004 increased 10% to $11,226,000 from $10,164,000 for the same period last year. Sales of the Triton Barrier® product line continue to be strong in Australia. The acquisitions of UST and Peek Traffic contributed $854,000 in international net sales for the first nine months of fiscal 2004. Domestic sales for the first nine months of fiscal 2004 increased 53% to $99,621,000 from $65,308,000. The acquisitions of UST and Peek Traffic contributed $38,571,000 in domestic net sales in the first nine months of fiscal 2004 offset by decreased domestic sales, excluding acquisitions, for both segments.

Gross Profit Margin

The Company’s gross profit margin for the third quarter of fiscal 2004 was 27.6% compared to 39.9% for the third quarter last year due principally to lower gross profit margins at UST. The gross profit margin for the Protect and Direct segment decreased primarily due to volume inefficiencies associated with the lower level of sales and the fixed component of the Company’s expenses. The gross profit margin for the Inform segment decreased primarily due to low gross profit margins at UST. Excluding UST and Peek Traffic results, the gross profit margin for the Inform segment was slightly higher than the prior year period partially due to a favorable change in product mix with lower sales of lower margin large contract sales.

The gross profit margin for the first nine-month period was 30.5% compared to 40.4% for the same period last year due principally to lower gross profit margins generated at UST. The gross profit margin for the Protect and Direct segment for the first nine months of fiscal 2004 decreased primarily due to volume inefficiencies associated with the lower level of sales and the fixed component of the Company’s expenses.

The gross profit margin for the Inform segment decreased primarily due to low gross profit margins at UST. Excluding UST and Peek Traffic results, the gross profit margin for the Inform segment decreased slightly also due to decreased sales volume.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2004 increased $2,563,000, or 37%, to $9,440,000 from $6,877,000 for the third quarter last year due to the inclusion of expenses from UST and Peek Traffic which added $2,597,000 for the quarter. Excluding UST and Peek Traffic results, selling and administrative expenses for the third quarter of fiscal 2004 were consistent with the prior year. Selling and administrative expenses declined as a percentage of sales to 26.1% for the third quarter of 2004 from 27.3% last year as UST and Peek Traffic have lower selling and administrative expenses as a percentage of sales than the Company’s historical percentage.

Selling and Administrative expenses for the first nine-month period increased $5,418,000, or 26%, to $26,404,000 from $20,986,000 for the same period last year due to inclusion of UST and Peek Traffic which added $6,630,000 for the first nine months of fiscal 2004. Excluding UST and Peek Traffic results, selling and administrative expenses decreased for the first nine months of fiscal 2004 primarily related to decreased selling expenses due to lower sales volume in the Protect and Direct Segment. Selling and administrative expenses decreased as a percentage of sales to 23.8% for the first nine months of fiscal 2004 compared to 27.8% last year as UST and Peek Traffic generally have lower selling and administrative expenses as a percentage of sales than the Company’s historical percentage.

Research and Development

Research and development expenditures were $1,003,000 for the third quarter of fiscal 2004 compared to $635,000 for the third quarter last year. Research and development expenditures were $2,549,000 for the current nine-month period compared with $1,543,000 for the same period last year. The increases of $386,000 and $1,006,000, respectively, were primarily due to the inclusion of research and development expenditures at UST and Peek Traffic, as well as increased inside and outside development costs for several projects. The Company continues to invest in development projects for new applications as well as upgrades and modifications to existing products.

Operating Profit

For the third quarter of fiscal 2004, operating profit for the Protect and Direct Group decreased $280,000 to $3,443,000 from $3,723,000 for the third quarter last year due to the factors mentioned above. Operating profit for the Inform Group decreased $1,917,000 to a loss of $1,600,000 from a profit of $317,000 for the third quarter of last year. Excluding the results of the two recent acquisitions of Peek Traffic, with operating profit of $270,000, and UST, with an operating loss of $1,833,000, operating profit for the Inform Group on an organic basis decreased $354,000 to a loss of $37,000 from a profit of $317,000 for the third quarter last year due to the factors mentioned above. The sales levels and operating profit at UST were lower than planned for the third quarter of fiscal 2004.

For the nine months ended March 31, 2004, operating profit for the Protect and Direct Group decreased $181,000 to $11,293,000 from $11,474,000 for the same period last year due to the factors mentioned above. Operating profit for the Inform Group decreased $2,006,000 to a loss of $349,000 from a profit of $1,657,000 for the third quarter of last year. Excluding the results of the two recent acquisitions of Peek Traffic, with operating profit of $401,000, and UST, with an operating loss of $2,051,000, operating profit for the Inform Group on an organic basis decreased $357,000 to $1,301,000 from $1,657,000 for the same period last year due the factors mentioned above.

Interest Expense

Interest expense for the third quarter of fiscal 2004 increased to $588,000 from $187,000 for the third quarter last year. Interest expense for the first nine months of fiscal 2004 increased to $1,590,000 from $637,000 for the same nine-month period last year. The increases were due to the higher level of average long-term debt since the acquisitions of UST in May 2003 and Peek Traffic in December 2003. The interest rate on the Company’s $70 million, three-year unsecured credit agreement is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average rate was 3.5% as of March 31, 2004.

Other Expense

The Company recorded a loss on disposal of fixed assets of $212,000 in the third quarter of fiscal 2004 in connection with the relocation of the Company’s Chicago headquarters.

Provision for Income Taxes

The income tax benefit for the third quarter of fiscal 2004 was $1,700,000 and was $133,000 for the first nine months of fiscal 2004. An income tax benefit of $1,249,000, or $0.14 per diluted share, was recorded in the third quarter of fiscal 2004 primarily related to certain tax refund claims for research and development credits approved by the Internal Revenue Service during the quarter. The Company expects to provide for income taxes at a rate of 36% for the remainder of fiscal 2004.

Net Earnings

Net earnings for the third quarter of fiscal 2004 were $446,000, or $0.05 cents per diluted share, compared to $1,558,000, or $0.20 cents per diluted share, for the third quarter last year. Net earnings for the first nine-month period were $3,233,000, or $0.37 cents per diluted share, compared to $4,889,000, or $0.61 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of funds historically have been cash flows from operations and borrowings from banks. The Company had cash and cash equivalents of $6,023,000 as of March 31, 2004 and access to additional funds of $11,000,000 under a three-year unsecured bank credit agreement which currently expires as of May 16, 2006. The Company believes that this credit agreement is an important source of liquidity. The credit agreement provides for a $50 million revolving credit facility and a $20 million term loan agreement. Principal on the term loan is payable quarterly in installments of $750,000, plus interest. The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The agreement contains affirmative and negative covenants including requirements that the Company maintain certain financial ratios and be profitable each year. Access to additional funds is limited based upon a certain leverage ratio. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks. The Company is currently in compliance with all covenants in this agreement, however the Company believes that it is probable that the Company will violate two of the financial covenants as of June 30, 2004. The Company also believes that it is probable that a waiver will be obtained. However, if a waiver is not obtained, the outstanding amount against the credit agreement, $50,500,000 as of March 31, 2004, would be classified as a current liability and the Company would need to renegotiate a new credit agreement.

The Company’s outstanding borrowings were $57,154,000, or 41% of total capitalization, as of March 31, 2004, of which $50,500,000 was outstanding related to the revolving credit facility. This compares to $43,817,000, or 37% of total capitalization, as of June 30, 2003. The increase primarily relates to the acquisition of Peek Traffic in December 2003 for which the Company borrowed $11,000,000 against the revolving credit facility.

Cash Flows

Cash flows provided by operations were $4,570,000 during the first nine months of fiscal 2004. Decreases in the level of accounts receivable and inventory throughout the first nine months of fiscal 2004 due to the decreased level of sales were partially offset by an investment in working capital at UST through the payment of accounts payable and accrued expenses in the first quarter of fiscal 2004.

Investing activities used cash of $14,548,000 during the first nine months of fiscal 2004, including $11,263,000 for the purchase of Peek Traffic and $3,285,000 for capital expenditures.

Financing activities provided cash of $12,255,000 during the first nine months of fiscal 2004. The Company borrowed a net $15,500,000 against its outstanding revolving credit facility primarily for the acquisition of Peek Traffic. The Company also paid $1,500,000 in quarterly payments on the term loan due in connection with the acquisition of UST and $801,000 on other notes payable. The payment of the Company’s semi-annual cash dividend used cash of $2,828,000. The Company received cash of $1,884,000 from the exercise of common stock options.

For the remainder of fiscal 2004, the Company anticipates needing less than an additional $1,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company may require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company’s invested cash, cash generated from its operations or from borrowings available under the Company’s bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, the Company may also enter other debt or equity financing arrangements.

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

The Company believes the following significant accounting policies and methods used by the Company are the most important to the presentation of the Company’s financial statements:

Revenue Recognition:   Revenues, net of sales incentives, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, the Company ensures that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the fee is fixed or determinable. Provision for estimated uncollectible amounts is made based upon management’s analysis of sales returns and bad debts.

Inventories:   Inventories are valued at the lower of cost (first-in, first-out method) or market. Actual costs are used to value raw materials and supplies. Standard costs, which approximate actual costs, are used to value finished goods and work-in-process. Standard costs include raw materials, direct labor and manufacturing overhead. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels, ages and salability.

Long-Lived Assets:   Long-lived assets include such items as goodwill, patents, product rights and other intangible assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter each year using the discounted cash flow method which incorporates the current trend of operating results. The Company believes it is possible that the annual impairment test could result in an impairment of goodwill or other indefinite-lived intangible asset charge to earnings in the fourth quarter of fiscal 2004. Patents and other finite-lived intangible assets are amortized on a straight-line basis over the life of the patent or agreement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued the exposure draft, “Share-based Payment”, which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-based Compensation”. In this draft, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods in the income statement based on their fair values. The final standard, expected in late 2004, would be effective for public companies that currently use the fair value method, rather than minimum value method, for recognition or disclosure proposed for fiscal years beginning after December 15, 2004. The Company is currently evaluating the impact that expensing stock options and other stock-based compensation will have on the results of operations, financial position and liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the Company’s annual report on Form 10-K for the year ended June 30, 2003. The following table presents the Company’s contractual obligations to make future payments under contracts, such as debt and lease agreements, as of March 31, 2004:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$57,154,000	$3,495,000	$6,820,000	$11,201,000	$35,638,000
Operating leases	16,724,000	3,641,000	4,865,000	2,722,000	5,496,000
Minimum royalty payments	2,613,000	513,000	600,000	600,000	900,000
Purchase obligations	250,000	250,000
Total	$76,741,000	$7,899,000	$12,285,000	$14,523,000	$42,034,000

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereto or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from the Company’s expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion and integration of acquisitions; the introduction and acceptance of the Company’s products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company’s governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; and general economic conditions.

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

PART II—OTHER INFORMATION

There is not information required to be reported under any items except as indicated below:

ITEM 1.   Legal Proceedings

In February 2004 Quixote Corporation (the Company) and U.S. Traffic Corporation, one of its subsidiaries (UST) were served with a Summons and Complaint in an action entitled “Georgia Electric Company v. U.S. Traffic Corporation n/k/a Myers America, Inc., Display Solutions, Inc., Quixote Corporation, and U.S. Traffic Corporation f/n/a Green Light Acquisition Corporation” (U.S. District Court, Northern District of Georgia, Case No. 1:03-CV-2816-RWS). The complaint alleges breach of contract and warranty claims arising from the sale of variable message signs to the plaintiff by the former owner of U.S. Traffic Corporation, n/k/a Myers America, Inc. (“Myers”) and alleges damages of over one million dollars. The complaint further asserts that the Company and UST assumed certain contractual obligations and liabilities with respect to this litigation with the acquisition of assets from Myers. The Company and UST have answered the complaint denying any liability. The Company does not believe the eventual outcome will have a material adverse impact on the Company.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

31            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

On January 30, 2004 the Company filed a report on Form 8-K dated January 29, 2004 to report the issuance of a press release announcing its second quarter fiscal results.

On April 29, 2004 the Company filed a report on Form 8-K dated April 28, 2004 to report the issuance of a press release announcing its third quarter fiscal results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

Quixote Corporation
DATED:	May 13, 2004	/s/ Daniel P. Gorey
DANIEL P. GOREY
Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)