Form 10-K
period 2004-06-30
QUIXOTE CORP
filed 2004-09-13
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
For the fiscal year ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to

Commission file number 0-7903

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2675371 (I.R.S. Employer Identification No.)
THIRTY FIVE EAST WACKER DRIVE, CHICAGO, ILLINOIS (Address of principal executive offices)	60601 (Zip Code)

Registrant's telephone number including area code: (312) 467-6755

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($.01 2/3 Par Value)
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (    ).

        Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐.

        State the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$209,371,234 as of December 31, 2003

        Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

8,760,200 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of September 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2004 which will be filed with the Commission on or about October 7, 2004 is incorporated by reference at Part III.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4-9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23-46
Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47
PART III
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management	49
Item 13.	Certain Relationships and Related Transactions	49
PART IV
Item 14.	Principal Accountant Fees and Services	50
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	50-55
SIGNATURES		56

PART I
THE COMPANY

Overview of the Company and Its Financial Condition

        Quixote Corporation was originally incorporated under the laws of the State of Delaware in 1969 as Energy Absorption Systems, Inc. In June 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. Unless otherwise indicated herein, the terms "Quixote" and the "Company" refer to Quixote Corporation and its subsidiaries.

        Quixote Corporation develops, manufactures and sells highway and transportation safety products to domestic and international markets. Quixote's operations are divided into two reportable segments: highway and transportation safety products that "Protect and Direct," which improve safety on the roads by minimizing the severity of crashes or by directing or guiding traffic to avoid crashes; and highway and transportation safety products that "Inform" motorists, pedestrians, state and local highway and bridge personnel about dangerous or congested conditions. The Company's products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

        Quixote's business is directly affected by federal, state and municipal government funding for transportation safety, highway construction and maintenance, and other infrastructure projects. A significant part of Quixote's sales are ultimately financed by funds provided to the states by the federal government through the federal highway funding bill. The last six-year federal highway bill expired on September 30, 2003, and pending enactment of a new bill, has been extended several times. It currently is scheduled to expire September 24, 2004. The delayed passage of the new highway bill adversely affected Quixote's financial performance in fiscal year 2004. Quixote can not predict when a new highway bill will be enacted, but believes that the old highway funding bill will continue to be extended until a new law is enacted. Even if the new highway funding bill is enacted in late 2004, Quixote does not expect to realize the benefit of the bill until late fiscal 2005.

        In addition, most states have been suffering, and the Company anticipates will continue to suffer, from budget constraints given the national and local economies. Such budget constraints adversely affect the ability of the states to fund highway and infrastructure projects, and therefore reduce the demand for the Company's products. Municipalities also suffer from budget restraints that reduce transportation safety spending.

        In calendar year 2003, Quixote made two acquisitions in the intersection signal business, U.S. Traffic Corporation and Peek Traffic Corporation. The Company has been rationalizing the operations of those two businesses as well as several of its other Inform businesses since May 2003. Integration of the new businesses combined with the reduced demand for the Company's products given the government budgetary situation adversely affected Quixote's financial performance in the year ended June 30, 2004. In addition, the Company recorded impairment charges of $32.6 million for the year ended June 30, 2004 related to goodwill, intangible assets and other long-lived assets in the Inform Group.

        The Company historically meets its financial needs through a combination of cash flows generated from operations and borrowing from a group of banks pursuant to a multi-year credit agreement. Given the weakened financial performance of Quixote's operations during fiscal year 2004 and the need to borrow funds to acquire and rationalize the intersection businesses, the Company anticipated possible breaches of several of the covenants in its credit agreement as of June 30, 2004 and negotiated an amendment to its loan arrangements with its banks. The amended credit agreement modified several covenants and the Company collateralized the loans with interests in its assets including receivables, inventories, furniture and fixtures, intangibles and certain real estate.

        Given the continuing delay in both passage of the highway funding bill and the economic turnaround, the Company predicted that it could be unable to satisfy certain covenants in its amended credit agreement as of September 30, 2004 and has therefore negotiated an additional amendment to the credit agreement. The amendment reduced the revolving loan commitment to $38 million, reset limits of EBITDA, net worth, and capital expenditures, and increased reporting requirements. The Company also has new requirements regarding EBIT of the Protect and Direct segment, cash dividends and required prepayments. Quixote also granted additional collateral in the form of two mortgages, stock pledges of all subsidiary guarantors, and a pledge of all intangible assets.

Item 1.    Business

        Quixote Corporation, through its subsidiaries, develops, manufactures and markets highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets. These products include energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather information systems and forecasting services, variable message signs, highway advisory radios, intelligent intersection control devices, automated enforcement systems, video detection equipment and other highway and transportation safety devices.

        As of June 30, 2004, Quixote Corporation and its subsidiaries employed approximately 1,300 people.

Description of Business

        The Company's operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide solutions for the highways. The Company's two reportable segments are—the manufacture and sale of highway and transportation safety products which "Protect and Direct", and the manufacture and sale of products and services which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The Company's Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The Company's products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

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

        The Company develops, manufactures and markets lines of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving highway construction vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand. The Company also manufactures and sells products that prevent crashes and help control the flow of traffic by directing or guiding. These products consist of a line of flexible sign and guide post systems (delineators) and a glare screen system. The guide posts are extruded from polyethylene and are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented, in-ground anchor system that permits inexpensive repair and replacement techniques. The glare screen system, also made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles. The Company's products within the Protect and Direct segment also include a crashworthy barrier arm for use at areas such as railroad crossings and tollroads and as security for access ways, driveways and parking lots. In addition, the Company markets a FreezeFree™ anti-icing system which automatically or manually dispenses deicing liquids in advance of ice formation on bridges, roads and overpasses.

Inform Segment

        To expand the Company's business within the highway and transportation safety industry, in 1998 the Company began acquiring companies that manufacture ITS products which provide information to improve traffic flow and safety. These companies now comprise the Inform segment. Highway Information Systems, Inc. (HIS), acquired in April 1998, manufactures highway advisory radio systems that help control the flow of traffic by informing motorists of accidents and traffic delays. In December 1998, the Company acquired Nu-Metrics, Inc., which provides electronic wireless measuring and sensing devices that gather and use information to relieve traffic congestion. In January 2001, the Company acquired National Signal, Inc. With this acquisition, the Company acquired mobile variable message signs, directional displays and warning lights for the transportation industry. In August 2001, the Company acquired Surface Systems, Inc. This acquisition expands the Company's offering of pavement sensing equipment and specialized road and runway weather stations. The Company also gained both road condition and weather forecasting services. In May 2003, the Company acquired U.S. Traffic Corporation (UST). The UST business provided an extensive array of intelligent intersection control systems and other traffic control products. The Company acquired Peek Traffic Corporation (Peek Traffic) in December 2003. With this acquisition, the Company expanded its product line of intelligent intersection control systems and provided products for new markets within the transportation safety industry. Principal products of Peek Traffic include traffic signal systems, data collection systems, video detection systems, automated enforcement and parking detection devices.

        Specific products within the Company's Inform segment include devices which can be used to measure distance and perform repetitive spacing to within one inch per mile as well as portable or permanent sensors that record volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic and road surface condition and freezing point data which can be relayed on a real-time basis to a transportation department's base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. The Company also manufactures and markets road/runway traffic and weather information systems. Using a tower equipped with weather instruments and special detectors, these systems can detect freezing conditions and provide valuable weather and traffic data to transportation departments or airports in order to dispatch salt trucks or automatically activate anti-icing systems. The Company's products within the Inform segment also include traffic controllers, in-ground vehicle detectors, permanently-mounted and mobile variable message signs, directional displays, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, data collection devices, video detection equipment, automated enforcement systems, parking detection devices, illuminated transportation signage and tunnel lighting. Traffic controllers and detectors are devices that control traffic signal operations at intersections either with preset timers or with detectors that enable the signals to change in response to variations in traffic. Permanently-mounted and mobile variable message signs provide advance warning and directional information to oncoming drivers to assist in diverting and controlling traffic around areas of potential hazard. These

LED signs and displays can be electronic, solar or diesel powered. UPS is a power supply system with battery backup that keeps a lighted intersection operating either normally or in flash-mode during a power interruption. Traffic and pedestrian signals are LED or incandescent signals for intersection operations and pedestrian crossings which may include countdown warnings before a signal changes. The Company also provides specialty lighting solutions for roadway and pedestrian tunnels, subways and other areas. Automated enforcement systems, such as red light enforcement and speed enforcement, involve cameras and detectors to detect possible traffic violations at intersections or the side of a road. A toll road monitoring system is a data collection system able to count axles of vehicles in order for the proper authorities to ensure the proper toll amount is collected. The Company is a leading manufacturer of highway advisory radio (HAR) systems that broadcast traffic information using an AM radio frequency. HAR systems, in conjunction with flashing lights and message signs, advise drivers to tune into a particular AM station to communicate messages about traffic, road conditions and weather with reception up to six miles from the unit.

        The Company also provides product education, selection and application assistance. The Company, in limited cases, performs site preparation and installation services for its products, but these services are typically performed by the Company's distributor/contractor network.

        Financial information relating to industry segments appears in Note 17 of the notes to Company's consolidated financial statements included herein.

Competition and Marketing

        The Company's products are sold in all 50 U.S. states and internationally. Domestically, the Company sells either through a distribution network or through a direct sales force. The distribution network consists of regional managers who supervise domestic distributors and make direct sales in areas not covered by distributors. The Company sells its products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports. Although the federal government provides matching funds for the purchase of certain highway safety products made by state and local governmental agencies, the federal government is not a direct purchaser of the Company's domestic products. For certain products, the Company sells through catalogs and inside sales personnel.

        Many foreign governments are now beginning to recognize the need for crash cushions and the Company's other highway safety products as a method of reducing traffic congestion and fatalities. The Company's products are sold outside of the U.S through a network of distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

        The Company experiences competition in many of its product lines. The Company believes it is a leading U.S. manufacturer of transportation safety products. Within the Protect and Direct segment, no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. However, many of the Company's competitors offer similar products to those supplied by the Company, and a few are better capitalized than the Company. The Company experiences competition particularly in the sand barrel, QuadGuard®, REACT 350® and TMA product lines. The Company competes in the U.S. market for crash cushions with Syro, Inc., a subsidiary of Trinity Industries, Inc., (NYSE TRN), with TrafFix Devices, Inc. and with other smaller regional companies. A number of other companies manufacture flexible sign and guide post systems. Within the Inform segment, the Company experiences rigorous competition in selling certain product lines because they are generally sold through a bidding process. These product lines may include the Company's road/runway traffic and weather information systems, permanently-mounted and mobile variable message signs, traffic and detection controllers, traffic and pedestrian signals and lighting products. There are several companies that manufacture and sell highway advisory radio systems. With respect to traffic counters and sensors, the Company competes with many different companies that sell sensors using different technologies, including microwave and infra-red sensors and machine-vision (video), and each technology offers certain advantages.

        Competition may have an adverse effect on the selling prices and profit margins of certain Company product lines, and depending on the product mix sold, can adversely affect the Company's financial results. The award of large contract orders by state departments of transportation and the timing of those awards also has an effect on the Company's sales and may affect the Company's results in any one particular fiscal period. The Company believes that it competes effectively through its own advanced product development, patent protection, quality and price, and the effectiveness of its strong distribution network.

Government Policies and Funding

        The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The current six-year federal highway bill (TEA-21) expired on September 30, 2003, but has been extended. However, the timing of the passage of the new bill is uncertain. Until the new bill is approved, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by the Company. The Company believes that the passage of the new six-year reauthorization bill may occur by the end of calendar 2004. However, the Company does not anticipate realizing the benefit of the bill's passage until the later half of fiscal 2005. Any change or further delay in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on the Company's financial results.

        The current and proposed federal legislation currently includes a guaranteed amount of funding for highway safety programs. These federal funds are currently based on gasoline tax revenues. Under TEA-21, the states must set aside 10% of the federal funds received each year for safety construction activities such as hazard elimination. Many of the Company's products are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 that provide various test levels depending on the application. This approval is gained after a formal submission to the FHWA that makes the products eligible for federal funds for certain highway projects. The Company is obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

        In addition, the majority of states are currently operating under budget constraints, which adversely affects their ability to fund highway and infra-structure projects, and reduces the demand for the Company's products.

        Foreign government policies and funding vary by country for highway and transportation safety. In many cases, additional testing of the Company's products may be required in order to obtain certification.

Backlog

        As of June 30, 2004, 2003 and 2002, the Company had a backlog of unfilled orders for highway safety devices of $26,921,000, $28,364,000 and $12,667,000, respectively. The backlog as of June 30, 2004 included $6,841,000 related to the Peek Traffic acquisition. The Company can usually fill an order within two days to 8 weeks of receipt depending on the type of product.

Research and Development; Patents

        Many of the Company's products have patented features and the Company conducts its own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $3,605,000, $2,356,000 and $2,468,000 for the fiscal years 2004, 2003 and 2002, respectively. The Company maintains its own crash test facility in California.

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

        The Company has been affected by increased prices for certain commodities, particularly steel and resin, which can be a significant component of the cost of certain of the Company's products. The Company attempts to reduce the negative impact of increasing prices by entering into certain fixed price arrangements. However, increased commodity prices negatively impact the Company's gross margin for certain products.

Major Customers

        No single customer of the Company represents a significant portion of total revenues. However, approximately 10% and 14% of the Company's consolidated revenues resulted from sales to customers in the states of Texas and California, respectively, in fiscal 2004. Customers are typically distributors, contractors, departments of transportation, state agencies, local governments or municipalities, so a change in policy in state spending could materially affect the Company's sales in that state.

Seasonality

        The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the Company's fourth fiscal quarter.

Foreign and Domestic Operations and Revenues

        The Company's business is conducted principally in the United States, with sales outside of the United States as follows: $14,249,000, $13,545,000 and $8,596,000 in 2004, 2003 and 2002 respectively.

        Excluding its manufacturing facility in Tecate, Mexico (See Properties at page 9),the Company's assets outside of the United States are not material. The Company's long-lived assets used in the leased Tecate facility are recorded on the Company's books and records at approximately $100,000.

Discontinued Operations

        In fiscal years 1996 and 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. and its legal technologies businesses. During the year ended June 30, 2002, the Company recorded a gain of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, due to the adjustment of certain accruals related to contingencies which the Company no longer believed were probable and from the favorable outcome of a legal settlement.

Available Information

        The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street N. W., Washington D. C. Information about the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains access to filings of issuers that file electronically with the SEC. The Company also maintains an internet website at http://www.quixotecorp.com that contains access to its public filings and other information regarding the Company. The Company makes its public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of the Company's filings will also be furnished free of charge upon request of the Company.

Item 2.    Properties

        Information relating to the Company's principal facilities is as follows:

Location	Available Space	Purpose	Owned or Leased
35 East Wacker Drive Chicago, Illinois	18,000 sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct highway safety devices	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Research and development facility for Protect and Direct highway safety devices	Owned
3300 N. Kenmore Street South Bend, Indiana	81,000 sq. ft.	Manufacture of Protect highway safety devices	Owned
9603 John Street Santa Fe Springs, CA	183,000 sq. ft.	Sale and manufacture of Inform products	Leased
Eucalipto y Nogal L4-7 Tecate, Baja California Mexico	68,000 sq. ft.	Manufacture of Inform products	Leased
2511 Corporate Way Palmetto, FL	52,000 sq. ft.	Sale and manufacture of Inform products	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale and manufacture of highway advisory radio equipment	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of traffic sensing and distance measuring devices	Owned

11612 Lilburn Park Road St. Louis, Missouri	17,000 sq. ft.	Sale and manufacture of sensing and weather forecasting products and services	Leased
14657 Industry Circle La Mirada, California	46,000 sq. ft.	Warehouse	Leased
200 Corporate Pointe Culver City, California	19,800 sq. ft.	Sublet to a third party	Leased

The Company believes that its principal plants are suitable and adequate for the manufacturing and other activities performed at those plants. In addition to the principal facilities listed above, the Company has other small facilities, including international locations, used primarily for sales activities.

Item 3.    Legal Proceedings

1.
BEDLINGER V. THE MILLS CORPORATION, GAYLORD ENTERTAINMENT AND SAFE-HIT CORPORATION, State of Tennessee Circuit Court of Davidson County, No. 02C2832. In October 2002, Energy Absorption Systems, Inc. was served in this matter. The Complaint alleges that plaintiff was injured when she tripped over a surface mount twist-lock and post in a parking lot and seeks judgment for $1,000,000 in damages. The case has been tendered to the Company's insurance carrier and discovery is proceeding.

2.
GEORGIA ELECTRIC COMPANY V. U.S. TRAFFIC CORPORATION N/K/A MYERS AMERICA, INC., DISPLAY SOLUTIONS, INC. QUIXOTE CORPORATION, AND U.S. TRAFFIC CORPORATION F/K/A GREEN LIGHT ACQUISITION CORPORATION, U.S. District Court, Northern District of Georgia, Case No. 1:03-CV-2816-RWS. This matter was settled in August 2004 on terms mutually satisfactory to the parties. Terms of the settlement were not disclosed.

        The Company is involved in other legal proceedings and claims arising out of the conduct of its business. The Company believes, after consultation with counsel, that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is quoted on The Nasdaq Stock Market®, under the symbol QUIX. Set forth are the daily high and low sales prices for the Company's common stock for the periods indicated, as reported by the Nasdaq.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2004:
High	$29.08	$27.73	$28.36	$25.70
Low	22.05	22.30	20.12	19.00
FISCAL 2003:
High	$18.75	$22.09	$20.08	$26.66
Low	14.31	16.50	15.40	15.70

        The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq National Market System section. As of August 23, 2004, there were 1,129 shareholders of record.

Dividend Policy

        During 2004, the Company declared two semi-annual cash dividends of seventeen cents per share. During 2003, the Company declared semi-annual cash dividends of sixteen cents per share and seventeen cents per share.

Equity Compensation Plan Information

        As of June 30, 2004, the Company has two outstanding stock option plans which were approved by the shareholders of the Company in November 2001. Additional information relating to the Company's stock option plans appears in Note 9 to the Company's consolidated financial statements included herein.

        The following table details information regarding the Company's equity compensation plans as of June 30, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,000,958	$17.68	230,365
Equity compensation plans not approved by security holders	-0-	-0-	-0-

	1,000,958	$17.68	230,365

Item 6.    Selected Financial Data

	For the years ended June 30,
	2004		2003	2002	2001	2000
	Dollar amounts in thousands, except share data
Operating Results:
Net sales	$150,290		$114,310	$89,694	$93,554	$83,770
Gross profit	47,303		46,240	35,932	43,938	41,111
Selling and administrative expenses	36,700		28,730	23,975	23,299	24,208
Operating profit (loss)	(25,602	)(1)	15,154	9,489	18,887	15,289
Research and development expenses	3,605		2,356	2,468	1,752	1,614
Other expense	2,326		802	276	1,399	904
Earnings (loss) from continuing operations	(17,027	)(2)	9,472	5,897	10,843	8,919
Net earnings (loss)	(17,027	)(2)	9,472	6,824	10,843	8,919
Cash dividends per common share	.34		.33	.32	.30	.29
Per Share Data:
Basic EPS:
Earnings (loss) from continuing operations	$(1.99	)(3)	$1.21	$.77	$1.47	$1.13
Net earnings (loss)	$(1.99	)(3)	$1.21	$.89	$1.47	$1.13
Weighted average common shares outstanding	8,567,741		7,847,169	7,682,706	7,377,443	7,868,554
Diluted EPS:
Earnings (loss) from continuing operations	$(1.99	)(3)	$1.17	$.73	$1.35	$1.10
Net earnings (loss)	$(1.99	)(3)	$1.17	$.84	$1.35	$1.10
Weighted average common and common equivalent shares outstanding	8,567,741		8,062,397	8,121,621	8,049,513	8,124,623
Financial Position:
Total assets	$139,882		$150,825	$100,044	$88,096	$73,264
Working capital	39,973		36,089	30,923	31,036	22,127
Property, plant and equipment, net	27,512		26,237	21,959	17,343	15,001
Long-term debt, net	47,014		39,789	24,772	21,526	15,596
Shareholders' equity	63,907		75,555	59,226	50,606	43,116
Book value per common share	7.30		9.10	7.62	6.73	5.84

(1)
Includes non-cash asset impairment charges of $32,600.

(2)
Includes non-cash asset impairment charges of $21,266, net of income tax benefits, and an income tax benefit of $1,249 related to the favorable settlement of a tax audit.

(3)
Includes non-cash asset impairment charges of $2.48 per diluted share and $0.14 per diluted share related to the favorable settlement of a tax audit.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. The Company's operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. The Company's two reportable segments are—the manufacture and sale of highway and transportation safety products which "Protect and Direct", and the manufacture and sale of products and services which "Inform" that are often referred to as Intelligent Transportation Systems (ITS) products. The Company's Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Company's Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include intelligent intersection control systems, automated enforcement systems, video detection systems, mobile and permanent variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions, computerized highway advisory radio transmitting systems, automated red light enforcement systems, and other transportation equipment.

        The Company's products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A portion of the Company's sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The Company's business is seasonal with a higher level of sales and earnings in the Company's fourth fiscal quarter.

RESULTS OF OPERATIONS

        The results for 2004 were below the Company's expectations, largely as a result of the prolonged delay in the passage of new federal highway funding legislation and state budgetary constraints. Please refer to FUTURE OUTLOOK for further information. In addition, sales volumes at U.S. Traffic Corporation (UST), acquired in May 2003, were significantly lower than expected, which resulted in operating losses, during the second half of 2004. The Company believes this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues. The Company is continuing to identify and implement solutions that may improve the performance of UST. This includes integrating the acquisitions of UST and Peek Traffic, acquired in December 2003. During fiscal 2004, the Company integrated the sales, marketing and distribution operations of Peek Traffic and UST under one name, Quixote Traffic Corporation, with both companies operating under a combined management team. See FUTURE OUTLOOK for further information.

        As a result of a review in the fourth quarter of fiscal 2004, the Company determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets. The Company recorded non-cash asset impairment charges in the Inform segment of $32,600,000, which was $21,266,000, net of income tax benefits, or $2.48 per diluted share.

        The following table sets forth selected key operating statistics relating to the Company's financial results:

	For the Years Ended June 30
	2004		2003	2002
	(Dollar amounts in thousands, except per share data)
Revenues by Segment:
Protect and Direct	$73,282		$77,243		$67,225
Inform	77,008		37,067		22,469

	$150,290		$114,310		$89,694

Geographic Revenues:
Domestic	$136,041		$100,765		$81,098
International	14,249		13,545		8,596

	$150,290		$114,310		$89,694

Operating Income by Segment:
Protect and Direct	$15,904		$18,846		$14,755
Inform	(33,613	)(1)	3,151		367
Unallocated Corporate	(7,893)		(6,843)		(5,633)

	$(25,602)		$15,154		$9,489

Gross profit percentage	31.5%		40.5%		40.1%

Selling and administrative expenses as a percentage of sales	24.4%		25.1%		26.7%

Diluted earnings (loss) per share	$(1.99)		$1.17	$	..84

(1)
Includes $32,600 in non-cash asset impairment charges.

Revenues

        The Company's net sales for fiscal 2004 increased $35,980,000, or 31%, to $150,290,000 from $114,310,000 for fiscal 2003. This was primarily due to the acquisitions of UST in May 2003 and Peek Traffic in December 2003, which contributed $50,753,000 of net sales in fiscal 2004. Excluding these acquisitions, net sales decreased by $8,795,000, or 8%, due to decreases in sales across both its Protect and Direct and Inform segments in fiscal 2004.

        The Company's net sales for fiscal 2003 increased 27% to $114,310,000 from $89,694,000 for 2002 due to organic sales growth for both segments as well as sales growth from the acquisition of UST. Excluding acquisitions, sales for 2003 increased 20% as sales for 2002 were unusually low as the Company believes it was affected by both generally weak economic conditions and state budgetary positions.

        Protect and Direct—Net sales for the Company's Protect and Direct segment for fiscal 2004 decreased 5% to $73,282,000 from $77,243,000 for fiscal 2003. The Company believes the decrease in sales is due to state budgetary constraints and transportation funding uncertainties caused by the delay in the passage of the new federal highway funding bill. Decreased sales of permanent crash cushions, truck-mounted attenuator (TMA) products, and barrels were partially offset by increased sales of parts. Sales of permanent crash cushions decreased 9%, sales of TMA products decreased 17%, and sales of parts increased 17%.

        Sales for the Protect and Direct segment for fiscal 2003 increased 15% to $77,243,000 from $67,225,000 for fiscal 2002. Sales increased across the Company's Protect and Direct product lines with the exception of sales of parts, sand-filled barrels and the FreezeFree™ anti-icing system. Sales of TMA products increased 66% and sales of permanent crash cushions increased 19%.

        Inform—Net sales for the Company's Inform segment for fiscal 2004 increased $39,941,000 to $77,008,000 from $37,067,000 for fiscal 2003. This was primarily due to the acquisitions of UST and Peek Traffic, which added $50,753,000 in net sales for 2004. Excluding the two recent acquisitions, net sales for the Inform segment decreased $4,834,000, or 16%, due to lower sales of advanced sensing equipment and weather systems. Sales for fiscal 2003 included two particularly large contracts totaling $4,048,000 for weather and traffic sensing stations to Ohio and variable message signs to California. UST has been affected by ongoing state and municipal budgetary issues, which has resulted in depressed order flows and sales levels significantly lower than planned.

        Sales for the Inform segment for fiscal 2003 increased 65% to $37,067,000 from $22,469,000 for fiscal 2002 primarily due to the acquisition of UST in May 2003 and Surface Systems, Inc. (SSI) in August 2001. These two acquisitions added $6,891,000 in sales for fiscal 2003 not comparable to the prior year. Excluding these acquisitions, sales for this segment increased 34% due to higher sales across the Company's Inform product lines. The growth in sales of advanced sensing systems and variable message signs was due to shipments of two large contracts, including $2,800,000 in Ohio to supply weather and traffic sensing systems and $1,248,000 in variable message signs and arrowboards in California.

        Geographic—International sales for fiscal 2004 increased by $704,000, or 5%, to $14,249,000 compared to $13,545,000 for last year. The acquisitions of UST and Peek Traffic contributed $1,194,000 in international net sales for fiscal 2004. Domestic sales for fiscal 2004 increased 35% to $136,041,000 from $100,765,000. The acquisitions of UST and Peek Traffic contributed $49,558,000 in domestic net sales in fiscal 2004 offset by decreased domestic sales, excluding acquisitions, for both segments.

        For fiscal 2003, the Company's increase in sales was helped by strong international sales which increased $4,949,000 or 58% to $13,545,000 in 2003 compared to $8,596,000 for 2002. Of the increase, $1,193,000 was due to an increase in sales of the Triton Barrier® product in Australia related to new legislation passed in Australia requiring positive protection for all highway work zones. Domestic sales increased 24% in fiscal 2003 due principally to the acquisition of UST. Excluding acquisitions, domestic sales for 2003 increased 16% over the prior year due to the sales increases across both segments mentioned earlier.

Gross Profit Margin

        The Company's gross profit margin for fiscal 2004 was 31.5% compared to 40.5% for fiscal 2003 due principally to lower gross profit margins at UST and Peek Traffic. The gross profit margin for the Protect and Direct segment decreased somewhat due to volume inefficiencies associated with the lower level of sales offset by a positive change in product sales mix with decreased sales of the lower margin TMA product line. The gross profit margin for the Inform segment decreased primarily due to low gross profit margins at UST and Peek Traffic as those gross profit margins are less than the segment's historical gross profit margin. In addition, the gross profit margin at UST was lower than planned due to decreased sales volumes. Excluding UST and Peek Traffic results, the gross profit margin for the Inform segment was slightly lower than fiscal 2003 primarily due to volume inefficiencies associated with the lower level of sales.

        The gross profit margin for fiscal 2003 was 40.5% compared to 40.1% for 2002. The modest increase in gross profit margin was due to an increase in gross profit margin for the Protect and Direct segment partially offset by a decrease in the gross profit margin for the Inform segment. The increase in the gross profit margin for the Protect and Direct segment was due to volume efficiencies associated with the higher level of sales offset by an adverse change in product sales mix with higher sales of the lower margin TMA product line. The decrease in the gross profit margin for the Inform segment was primarily due to an adverse change in product sales mix with increased sales of lower margin large contract shipments. Also contributing to the decline in gross profit margin for the Inform segment was the impact of the acquisitions of UST and SSI as those gross profit margins are lower than the segment's historical gross profit margin.

Selling and Administrative Expenses

        Selling and Administrative expenses increased $7,970,000, or 28%, to $36,700,000 from $28,730,000 for fiscal 2003 due to the inclusion of UST and Peek Traffic which added $8,689,000 for fiscal 2004, not comparable to fiscal 2003. Excluding UST and Peek Traffic results, selling and administrative expenses decreased 3% in fiscal 2004 primarily related to decreased selling expenses due to lower sales volume in the Protect and Direct and Inform segments. Selling and administrative expenses decreased as a percentage of sales to 24.4% for fiscal 2004 compared to 25.1% for 2003 as UST and Peek Traffic have lower selling and administrative expenses as a percentage of sales than the Company's historical percentage.

        Selling and administrative expenses for 2003 increased 20%, or $4,755,000, to $28,730,000 from $23,975,000 for 2002. The increase was due to the increase in sales and to the inclusion of selling and administrative expenses from UST and SSI which added approximately $1,452,000 in expenses for 2003. Selling and administrative expenses decreased as a percentage of sales to 25.1% of sales for 2003 from 26.7% of sales for 2002. This decrease in the percentage of sales was due to the fixed component of many of the Company's expenses. Also contributing to the decrease in percentage was the acquisition of UST with lower selling and administrative expenses as a percentage of sales than the Company's historical percentage.

Asset Impairment Charges

        The prolonged delay in the passage of new federal highway funding legislation as well as ongoing state and municipal budget issues have had a significant negative impact on the Company as a whole. In addition, UST operating results have been much lower than expected, although the Company is currently pursuing the integration of UST and Peek Traffic in order to improve profitability. As a result of these factors and the Company's impairment review in the fourth quarter of fiscal 2004, the Company determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. The Company recorded asset impairment charges in the Inform segment of $32,600,000, or $21,266,000, net of income tax benefits, or $2.48 per diluted share. The charges included $26,009,000 for goodwill relating to UST, SSI and Nu-Metrics, $4,182,000 for intangible assets and $2,409,000 for fixed assets.

Research and Development

        Research and development expenditures were $3,605,000 for fiscal 2004 compared to $2,356,000 for fiscal 2003. The increase of $1,249,000 was due primarily to the inclusion of research and development expenditures for UST and Peek Traffic. The Company continued to invest in development projects for new applications as well as upgrades and modifications to existing products.

        Research and development expenditures were $2,356,000 for 2003 compared to $2,468,000 for 2002. The expenditures in 2003 included enhancements to the Company's existing line of FreezeFree® anti-icing systems, TMA products and the Triton Barrier® product. The Company also successfully tested its QuadGuard® CEN family of crash cushions under European standards at speeds of 80, 100 and 110 km/h and at all hazard widths.

Operating Profit

        The operating loss was $25,602,000 for fiscal 2004, including the asset impairment charges of $32,600,000, compared to operating profit of $15,154,000 for fiscal 2003. Operating profit for the Protect and Direct segment decreased $2,942,000 to $15,904,000 for fiscal 2004 from $18,846,000 for fiscal 2003. The operating loss for the Inform segment was $33,613,000, including the asset impairment charges of $32,600,000, compared to operating profit of $3,151,000 for fiscal 2003.

        Operating profit increased 60% to $15,154,000 in 2003 from $9,489,000 for 2002. Operating profit for the Protect and Direct segment increased $4,091,000 to $18,846,000 for fiscal 2003 from $14,755,000 for fiscal 2002. Operating profit for the Inform segment increased $2,784,000 to $3,151,000 for fiscal 2003 from $367,000 for fiscal 2002.

Interest Expense

        Interest expense for fiscal 2004 increased to $2,144,000 from $906,000 last year. The increase was due to the higher level of average long-term debt since the acquisitions of UST in May 2003 and Peek Traffic in December 2003. The interest rate on the Company's collateralized credit agreement is based on prime or LIBOR and a fixed rate, plus a margin. The weighted average rate was 3.7% as of June 30, 2004 compared to a weighted average rate of 2.8% as of June 30, 2003. The Company expects interest rates to increase during fiscal 2005 to an estimated average rate of 6%.

        Interest expense was $906,000 for 2003 compared to $1,184,000 for 2002. Interest expense decreased due to the lower average level of long-term debt outstanding and to lower interest rates for 2003.

Other Expense

        The Company recorded a loss on disposal of fixed assets of $212,000 in fiscal 2004 in connection with the relocation of the Company's Chicago office.

Provision for Income Taxes

        The income tax benefit for fiscal 2004 was $10,901,000. This includes $11,334,000 relating to the asset impairment charges recorded in the fourth quarter and a $1,249,000 income tax tax benefit related to the favorable settlement of a tax audit recorded during the third quarter. Excluding the impact of these benefits, income taxes reflect a 36% effective tax rate. The Company expects to provide for income taxes at a rate of 38% for fiscal 2005, primarily due to higher state taxes.

        The Company's effective income tax rate for 2003 was 34% compared to an effective income tax rate of 36% for 2002. The decrease in the effective rate was due in part to the continued expected utilization of certain tax planning strategies.

Net Earnings (Loss)

        The net loss for fiscal 2004 was $17,027,000, or $1.99 per diluted share, compared to net earnings of $9,472,000, or $1.17 per diluted share, for 2003. Included in the net loss for fiscal 2004 are the asset impairment charges of $21,266,000, net of taxes, or $2.48 per diluted share.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

        The Company's principal sources of funds historically have been cash flows from operations and borrowings from banks. The Company had cash and cash equivalents of $2,389,000 as of June 30, 2004 and access to additional funds under a bank credit agreement which currently expires as of May 16, 2006. The Company believes that this credit agreement is an important source of liquidity. The credit agreement provides for a $38 million revolving credit facility and a term loan agreement with $17 million outstanding at June 30, 2004. Principal on the term loan is payable quarterly in installments of $750,000, plus interest. The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that the Company meet certain consolidated financial criteria, including minimum levels of consolidated net worth, EBITDA (as defined in the agreement) and capital expenditures. Dividend payments are limited by a maximum amount outstanding against the revolving credit facility of $33 million, minus the amount of such dividend payment. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks.

        Effective June 30, 2004 and during September 2004, the Company entered into two amendments to the credit agreement, modifying certain covenants, pledging the Company's assets as collateral and reducing the maximum amount of availability under the revolving credit facility to $38 million to avoid the occurrence of events of default relating to certain covenants and financial ratios. The Company is currently in compliance with its debt covenants as of June 30, 2004. However, the Company's ability to remain in compliance in the future is dependent upon the Company's future performance and may be affected in part by events beyond its control, including the prolonged delay in the passage of new federal highway legislation. While the Company currently expects to be in compliance with the current agreement as amended, there can be no assurance that the Company will generate sufficient earnings and cash flow to remain in compliance or that it will be able to obtain future amendments to the agreement, if necessary, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the agreement, $44 million as of June 30, 2004, to be due and currently payable and the Company would negotiate a new credit agreement. However, there can be no assurance that the Company would be able to obtain a new credit agreement with satisfactory terms and conditions within an acceptable time period.

        The Company's outstanding borrowings were $50,407,000, or 44% of total capitalization, as of June 30, 2004, of which $44,000,000 was outstanding related to the bank credit facility. This compares to $43,817,000, or 37% of total capitalization, as of June 30, 2003. The increase primarily relates to the acquisition of Peek Traffic in December 2003 for which the Company borrowed $11,000,000 against the revolving credit facility.

Cash Flows

        Cash flows provided by operations were $8,676,000 during fiscal 2004. This compares with $16,156,000 in fiscal 2003 and $12,670,000 in fiscal 2002. In each of the past three years, cash flow from operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization and asset impairment charges. The decrease in cash generated from operating activities in fiscal 2004 reflects increased working capital, in particular, an investment in working capital at UST through the payment of accounts payable and accrued expenses in the first few months after the acquisition in May 2003. However, working capital decreased through reductions in accounts receivable and inventory in fiscal 2004 due to the decreased level of sales.

        Investing activities used cash of $15,943,000 during fiscal 2004, compared to $22,660,000 in fiscal 2003 and $18,230,000 in fiscal 2002. Expenditures during fiscal 2004 included $11,263,000 for the purchase of Peek Traffic in December 2003 and $4,638,000 for capital expenditures.

        Financing activities provided cash of $5,910,000 during fiscal 2004, compared to $8,422,000 in fiscal 2003 and $3,196,000 in fiscal 2002. The majority of the cash provided through financing activities in all three years was used to acquire businesses. During fiscal 2004, the Company borrowed a net $10,500,000 against its outstanding revolving credit facility primarily for the acquisition of Peek Traffic. The Company also paid $3,000,000 in quarterly payments on the term loan due in connection with the acquisition of UST and $910,000 on other notes payable. The Company received cash of $2,147,000 from the exercise of common stock options. The payment of the Company's semi-annual cash dividend used cash of $2,827,000. The Company has paid a semi-annual dividend since 1993 and plans to continue to do so. However, payment of the semi-annual dividend is subject to limitations in the Company's credit agreement.

        For 2005, the Company anticipates needing $3,500,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. Also, the Company may require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company's cash on-hand, cash generated from its operations or from borrowings available under the Company's bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, the Company may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents the Company's contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2004:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollar amounts in thousands)
Long-term debt (Note 8)	$50,407	$3,393	$6,892	$11,122	$29,000
Operating leases (Note 15)	17,828	3,763	5,743	3,057	5,265
Minimum royalty payments (Note 15)	2,613	513	600	600	900

Total	$70,848	$7,669	$13,235	$14,779	$35,165

FUTURE OUTLOOK

        The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company's products. The Company believes this is due principally to the prolonged delay in the passage of new federal highway legislation as well as revenue shortfalls and budget constraints at the state level. The previous highway funding bill, TEA-21, expired in September 2003, but has been extended several times. The timing of the passage of the new highway legislation is uncertain. Until new legislation is passed, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by the Company. The Company believes that the passage of the new six-year reauthorization bill may occur by the end of calendar 2004, however, the Company does not anticipate realizing the benefit of the bill's passage until the later half of fiscal 2005.

        The substandard sales volumes and operating losses at UST are expected to continue into the first half of fiscal 2005. The Company is developing a plan to rationalize portions of the UST and Peek Traffic operations which will include integrating product offerings, outsourcing non-critical component parts and focusing manufacturing facilities to obtain greater synergies. Although the Company is currently refining estimates related to the plan, the total projected annual savings could be several million dollars with costs estimated at approximately one million dollars. The full benefit of projected annual cost savings is not expected to be realized until fiscal 2006.

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to the Company's June 30, 2004 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management. In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. The Company believes the following significant accounting policies and methods used by the Company are the most important to the presentation of the Company's financial statements:

        Revenue Recognition:    Revenues, net of sales incentives, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, the Company ensures that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts is made based upon management's analysis of sales returns and bad debts.

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

        Long-Lived Assets:    Long-lived assets include such items as goodwill, patents, product rights, other intangible assets and property, plant and equipment. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

        Amortized long-lived assets (including amortized intangible assets and property, plant and equipment) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to future undiscounted cash flows of underlying asset groups. The net carrying value of assets not recoverable is reduced to fair value. Fair values of amortized long-lived assets are determined based upon the performance of a third party fair value appraisal. Patents and other finite-lived intangible assets are amortized on a straight-line or systematic method over the life of the patent or intangible asset.

        Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the implied fair value of the reporting unit's goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined with the help of a third party appraisal firm using present value techniques.

        As discussed further in Note 7 to the Company's June 30, 2004 consolidated financial statements, the Company performed an impairment review during the fourth quarter of fiscal 2004. As a result, the Company recorded non-cash asset impairment charges of $32,600,000 relating to goodwill, other indefinite-lived intangible assets and amortized long-lived assets of the Inform segment. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Company's Inform segment with $21,364,000 of the Company's $29,503,000 of goodwill recorded in the Company's June 30, 2004 balance sheet.

        Income Taxes:    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that the Company will be able to generate sufficient taxable income so that the assets will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. The Company expects the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

FORWARD LOOKING STATEMENTS

        Various statements made within the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward-looking statements" for purposes of the SEC's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Any statement that addresses expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures, financial results or changes in governmental legislation, policies and conditions, is a forward-looking statement.

        Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion, integration and rationalization of acquisitions; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of the Company's products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company's governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; and general economic conditions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap is to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company's long-term borrowing costs and interest rate risk. During July 2003, the Company entered into an interest rate swap agreement to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. As described in Note 8 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2004 and 2003 was $47,014,000 and $39,789,000, respectively. A hypothetical 1% increase in interest rates would have adversely affected the Company's 2004 and 2003 net earnings and cash flows by approximately $249,000 and $147,000, respectively.

        The majority of the Company's business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of the Company's operations. Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company did not hold such derivatives during 2004 or 2003. Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. However, there were no significant transaction gains or losses during 2004, 2003 or 2002 and the Company does not believe it is currently exposed to any material risk of loss from currency exchange fluctuations.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Quixote Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois September 13, 2004

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
	2004	2003	2002
	Dollar amounts in thousands, except share data
Net sales	$150,290	$114,310	$89,694
Cost of sales	102,987	68,070	53,762

Gross profit	47,303	46,240	35,932

Operating expenses:
Selling and administrative	36,700	28,730	23,975
Asset impairment charges	32,600
Research and development	3,605	2,356	2,468

	72,905	31,086	26,443

Operating profit (loss)	(25,602)	15,154	9,489
Other income (expense):
Interest income	30	104	78
Interest expense	(2,144)	(906)	(1,184)
Other	(212)		830

	(2,326)	(802)	(276)

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(27,928)	14,352	9,213
Income tax provision (benefit)	(10,901)	4,880	3,316

Earnings (loss) from continuing operations	(17,027)	9,472	5,897
Discontinued operations:
Gain on disposal, net of income taxes			927

Net earnings (loss)	$(17,027)	$9,472	$6,824

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.99)	$1.21	$.77

Net earnings (loss)	$(1.99)	$1.21	$.89

Weighted average common shares outstanding	8,567,741	7,847,169	7,682,706

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1.99)	$1.17	$.73

Net earnings(loss)	$(1.99)	$1.17	$.84

Weighted average common and common equivalent shares outstanding	8,567,741	8,062,397	8,121,621

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2004	2003
	Dollar amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$2,389	$3,753
Accounts receivable, net of allowance for doubtful accounts of $1,872 in 2004 and $1,267 in 2003	33,606	36,835
Refundable income taxes	3,371
Inventories, net	25,308	22,967
Deferred income taxes	2,682	2,713
Notes receivable	217	217
Other current assets	668	603

Total current assets	68,241	67,088

Property, plant and equipment at cost:
Land	1,434	1,434
Buildings and improvements	15,480	15,123
Machinery and equipment	19,645	18,536
Furniture and fixtures	2,068	1,927
Computer equipment and software	6,500	6,133
Leasehold improvements	1,661	826
Construction in progress	1,648	186

	48,436	44,165
Less: accumulated depreciation	(20,924)	(17,928)

	27,512	26,237

Goodwill	29,503	48,642
Intangible assets, net	8,249	8,387
Deferred income taxes	6,099
Other assets	278	471

	$139,882	$150,825

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,393	$4,028
Accounts payable	10,723	10,761
Dividends payable	1,486	1,402
Income taxes payable		1,305
Accrued expenses:
Payroll and commissions	4,286	5,986
Warranty	4,691	1,986
Other	3,689	5,531

Total current liabilities	28,268	30,999

Long-term debt, net of current portion	47,014	39,789
Deferred income taxes		3,917
Other long-term liabilities	693	565
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 10,707,440 shares—2004 and issued 10,437,436 shares—2003	178	174
Capital in excess of par value of stock	57,757	52,173
Retained earnings	27,430	47,368
Accumulated comprehensive income (loss)	614	(44)
Treasury stock, at cost, 1,951,240 shares—2004 and 2,131,963 shares—2003	(22,072)	(24,116)

Total shareholders' equity	63,907	75,555

	$139,882	$150,825

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the three years ended June 30, 2004
	Common Stock		Capital in Excess of Par Value of Stock			Treasury Stock
				Accumulated Comprehensive Income (Loss)	Retained Earnings			Comprehensive Income (Loss)
	Shares	Dollars				Shares	Dollars
	Dollar amounts in thousands, except share data
BALANCES, JUNE 30, 2001	9,485,585	$158	$35,738	$(390)	$36,192	1,967,963	$(21,092)
Exercise of options	247,654	4	4,092
Net earnings—2002					6,824			$6,824
Currency translation adjustment				(34)				(34)
Declaration of semi-annual cash dividends ($0.16 per share)					(2,469)
Issuance of shares pursuant to the stock retirement plan	10,794		203

BALANCES, JUNE 30, 2002	9,744,033	162	40,033	(424)	40,547	1,967,963	(21,092)	$6,790

Exercise of options	124,075	2	1,332
Net earnings—2003					9,472			$9,472
Currency translation adjustment				19				19
Liquidation of foreign entity				361
Issuance of shares for acquisition of U.S. Traffic	558,534	10	10,557
Declaration of semi-annual cash dividends ($0.16 and $0.17 per share)					(2,651)
Issuance of shares pursuant to the stock retirement plan	10,794		251
Purchase of shares at $16.31 to $19.28 per share						164,000	(3,024)

BALANCES, JUNE 30, 2003	10,437,436	174	52,173	(44)	47,368	2,131,963	(24,116)	$9,491

Exercise of options	243,210	4	2,578
Net loss—2004					(17,027)			$(17,027)
Currency translation adjustment				(2)				(2)
Derivative instrument				660				660
Issuance of shares for acquisition of Peek Traffic			2,386			(180,723)	2,044
Declaration of semi-annual cash dividends ($0.17 per share)					(2,911)
Issuance of shares pursuant to the stock retirement plan	10,794		227
Issuance of restricted stock	16,000		393

BALANCES, JUNE 30, 2004	10,707,440	$178	$57,757	$614	$27,430	1,951,240	$(22,072)	$(16,369)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
	2004	2003	2002
	Dollar amounts in thousands
OPERATING ACTIVITIES:
Earnings (loss) from continuing operations	$(17,027)	$9,472	$5,897
Discontinued operations:
Gain on disposal, net of income taxes			927

Net earnings (loss)	(17,027)	9,472	6,824
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Asset impairment charges	32,600
Depreciation	4,763	3,383	3,141
Amortization	1,757	595	398
Discontinued operations			(927)
(Gain) loss on disposition of assets	212		(830)
Deferred income taxes	(9,380)	1,957	1,982
Provisions for losses on accounts receivable	686	184	351
Income tax benefit from employee stock options	431	446	1,547
Issuance of stock retirement plan shares	227	251	203
Issuance of restricted stock	393
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,956	(4,948)	(1,411)
Inventories	726	(395)	6,595
Other assets	267	(353)	(218)
Accounts payable and accrued expenses	(6,907)	3,881	(2,654)
Income taxes payable/refundable	(4,676)	2,037	(2,360)
Other long-term liabilities	(352)	(354)	(99)

Net cash provided by operating activities of continuing operations	8,676	16,156	12,542
Net cash provided by discontinued operations			128

Net cash provided by operating activities	8,676	16,156	12,670

INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired	(11,263)	(20,158)	(11,300)
Capital expenditures	(4,638)	(2,257)	(7,004)
Proceeds from sale of assets			581
Patent expenditures	(42)	(445)	(691)
Payments on notes receivable		200	184

Net cash used in investing activities	(15,943)	(22,660)	(18,230)

FINANCING ACTIVITIES:
Payments on notes payable	(910)	(953)	(1,502)
Payments on revolving credit agreement	(22,250)	(22,500)	(23,200)
Proceeds from revolving credit agreement	32,750	16,500	27,700
Proceeds from term loan		20,000
Payments on term loan	(3,000)
Payment of semi-annual cash dividends	(2,827)	(2,489)	(2,351)
Proceeds from exercise of common stock options	2,147	888	2,549
Repurchase of common stock for treasury		(3,024)

Net cash provided by financing activities	5,910	8,422	3,196

Effect of exchange rate changes on cash	(7)	37	44

Net change in cash and cash equivalents	(1,364)	1,955	(2,320)
Cash and cash equivalents at beginning of year	3,753	1,798	4,118

Cash and cash equivalents at end of year	$2,389	$3,753	$1,798

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

        Quixote Corporation and its subsidiaries (the Company) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather forecasting stations, variable message signs, computerized highway advisory radio transmitting systems, intelligent intersection control devices, automated enforcement systems, video detection systems and other highway and transportation safety products to protect, direct and inform motorists and highway workers.

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

        PROPERTY, PLANT AND EQUIPMENT    The Company capitalizes expenditures for major renewals and improvements and charges current earnings with the cost of maintenance and repairs. Provisions for depreciation have been computed on a straight-line or systematic method based on the expected useful lives of the assets as indicated below:

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

        COMPUTER SOFTWARE    The Company capitalizes certain costs incurred in connection with developing or obtaining internal use computer software. During 2004 and 2003, approximately $694,000 and $501,000, respectively, of computer software was capitalized relating to a new manufacturing and accounting system.

        LONG-LIVED ASSETS    Long-lived assets include such items as goodwill, patents, product rights, other intangible assets and property, plant and equipment. For purposes of evaluating the recoverability of long-lived assets, the Company assesses the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

        Amortized long-lived assets (including amortized intangible assets and property, plant and equipment) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to future undiscounted cash flows of underlying asset groups. The net carrying value of assets not recoverable is reduced to fair value. Fair values of amortized long-lived assets are determined based upon the performance of a third party fair value appraisal. Patents and other finite-lived intangible assets are amortized on a straight-line or systematic method over the life of the patent or intangible asset.

        Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the implied fair value of the reporting unit's goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined with the help of a third party appraisal firm using present value techniques.

        INCOME TAXES    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that the Company will be able to generate sufficient future taxable income so that the assets will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. The Company expects the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

        FINANCIAL INSTRUMENTS    The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short-term maturity of these instruments. The fair value of the

Company's long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms and maturity.

        DERIVATIVES    The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap is to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company's long-term borrowing costs and interest rate risk. During July 2003, the Company entered into a five-year interest rate swap agreement (the Agreement) to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. The terms of the Agreement match the terms of the underlying debt. In addition, the Agreement has been designated as, and is effective as, a cash-flow hedge of an outstanding debt obligation. Changes in fair value of the Agreement are reported as other comprehensive income and are recognized into earnings when the hedge transaction affects earnings. The current value of the swap agreement is $660,000 as of June 30, 2004.

        GEOGRAPHIC CONCENTRATION    The Company's customers may consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. No single customer of the Company represents a significant portion of total revenues. However, in fiscal 2004, 2003 and 2002, approximately 10%, 12% and 13%, respectively, of revenues were from customers in the state of Texas, and 14%, 10% and 9%, respectively, of revenues in fiscal 2004, 2003 and 2002, respectively, were from customers in the state of California.

        REVENUE RECOGNITION    Revenues, net of sales incentives, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, the Company ensures that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts is made based upon management's analysis of sales returns and bad debts.

        SHIPPING AND HANDLING    Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

        RESEARCH AND DEVELOPMENT    Research and development (R&D) costs are expensed as incurred.

        STOCK-BASED COMPENSATION    Stock option plans, more fully described in Note 9, are accounted for under the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for all arrangements under which employees receive shares of stock or other equity instruments of the employer. As allowed by FASB Statement No. 123, the Company applies the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements. No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of the grant. During fiscal 2004, the Company issued 16,000 shares of restricted stock to certain employees, which resulted in a charge to earnings of $252,000, net of tax effects. Employees who received the shares are restricted from selling those shares for three years.

        The following table presents the pro forma effects on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for the years ended June 30:

	2004	2003	2002
	(Dollar amounts in thousands, except per share data)
Net earnings (loss)—as reported	$(17,027)	$9,472	$6,824
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	252
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,299)	(1,303)	(966)

Net earnings (loss)—pro forma	$(18,074)	$8,169	$5,858

Earnings (loss) per share:
Basic—as reported	$(1.99)	$1.21	$.89
Basic—pro forma	$(2.11)	$1.04	$.76
Diluted—as reported	$(1.99)	$1.17	$.84
Diluted—pro forma	$(2.11)	$1.01	$.72

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk free interest rate	2.1%-3.6%	3.2%-3.6%	3.3%-4.5%
Expected dividend yield	1.55%	1.70%	1.89%
Weighted average expected volatility	41%	42%	29%
Weighted average expected life	4.3 years	4.2 years	4.2 years

        EARNINGS PER SHARE    Basic earnings per share (EPS) is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercise of all stock options that are profitable to the recipients and are dilutive to results of operations. Under this assumption, the weighted average number of shares is increased accordingly.

        RECLASSIFICATIONS    Certain prior year balances have been reclassified to conform to current year presentations.

3.    ACQUISITIONS

        Effective December 1, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of the North American operations of Peek Traffic Corporation (Peek Traffic). The Company paid a purchase price of $15,693,000. The purchase price consisted of $11,263,000 in cash and 180,723 shares of the Company's common stock, issued from Treasury Stock, valued at $4,430,000. The cash portion of the purchase price was obtained from the Company's revolving credit facility. The excess of purchase price over the estimated fair value of the assets acquired approximated $7,611,000, of which approximately $6,528,000 is deductible for tax purposes. Peek Traffic is a designer, manufacturer and supplier of intelligent intersection control systems, red light enforcement systems and other transportation equipment. The results of Peek Traffic have been included in the Company's Inform segment since the date of acquisition.

        The following summary presents the estimated fair values of the assets acquired and liabilities of Peek Traffic assumed as of December 1, 2003, the effective date of acquisition:

Current assets	$5,977,000
Property, plant and equipment	2,902,000
Intangible assets	5,760,000
Goodwill	7,611,000

Total assets	22,250,000

Current liabilities	6,557,000

Net assets	$15,693,000

        The intangible assets acquired in connection with the acquisition of Peek Traffic were assigned as follows:

	Gross Carrying Amount	Weighted-average Useful Life
Amortized intangible assets:
Customer relationships	$3,110,000	10 years
Trade names	1,700,000	10 years
Technology	840,000	15 years
Backlog	110,000	1 year

Total	$5,760,000	12 years

        Effective May 16, 2003, the Company acquired certain assets and liabilities of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation (UST). UST is a designer, manufacturer and supplier of intelligent intersection control systems and other transportation equipment located in Santa Fe Springs, California and Tecate, Mexico. The Company paid a purchase price of $35,725,000, net of cash acquired, consisting of $20,158,000 in cash, a $5,000,000 five-year note and 558,534 shares of the Company's common stock with a fair market value of $10,567,000. The Company's source of cash for this acquisition was a $70,000,000 credit facility. The results of UST have been included in the Company's Inform segment since the date of acquisition.

        The Company anticipates that the UST and Peek Traffic businesses will provide future operating synergies in the traffic control market, expand the Company's customer base in the municipal and county markets and leverage the Company's existing technologies within the Inform segment.

        Effective August 31, 2001, the Company acquired all of the outstanding stock of Surface Systems, Inc. (SSI). SSI is included in the Company's Inform segment. SSI is a leading manufacturer and seller of patented pavement sensing equipment and specialized weather stations and also provides weather forecasting services. The Company paid a purchase price of approximately $11,300,000 in cash, net of cash acquired. The Company's source of funds for this acquisition was its existing bank credit facility.

        The following pro forma summary presents the Company's consolidated results of operations for each of the years ended June 30 as if the acquisitions had occurred at the beginning of fiscal year 2003:

	2004	2003
	(Dollar amounts in thousands, except per share data)
Net sales	$159,887	$180,773
Net earnings (loss)	(17,198)	7,949
Net earnings (loss) per diluted share	(1.99)	.91

        The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

4.    DISPOSITIONS AND DISCONTINUED OPERATIONS

        In fiscal years 1996 and 1997, the Company sold substantially all of the assets and transferred significant operating liabilities of Disc Manufacturing, Inc. and its legal technologies businesses. During the year ended June 30, 2002, the Company recorded a gain from discontinued operations of $927,000, or $0.11 per diluted share, which was net of income tax provisions of $521,000, of which $735,000 was due to the reversal of certain accruals related to contingencies which the Company no longer believed were probable and $192,000 from the favorable outcome of a legal settlement.

        During the year ended June 30, 2002, the Company recorded other income of $830,000 related to the gain on sale of certain assets of its non-highway plastic product line for $581,000 in cash and $700,000 in a three-year promissory note with interest imputed at 8%.

5.    INVENTORIES

        Inventories consist of the following at June 30:

	2004	2003
	(Dollar amounts in thousands)
Finished goods	$10,414	$6,984
Work-in-process	4,732	5,508
Raw materials	10,162	10,475

	$25,308	$22,967

6.    INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following as of June 30:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)
Amortized intangible assets:
Patents and licenses	$2,820	$1,597	$2,779	$1,410
Technology and installed base	2,491	700	3,100	386
Customer relationships	3,807	827	2,320	126
Trade names	2,250	49
Other	640	586	530	80

	12,008	3,759	8,729	2,002
Indefinite-lived intangible assets:
Trade names			1,660

Total	$12,008	$3,759	$10,389	$2,002

        During the fourth quarter of fiscal 2004, the Company recorded impairment charges relating to certain intangible assets (see Note 7) including indefinite-lived trade names. The remaining carrying values of these trade names were redesignated as amortized intangible assets.

        Amortization expense was $1,757,000, $595,000 and $398,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The estimated amortization expense for the five fiscal years subsequent to 2004 is as follows: $1,077,000 in 2005, $1,154,000 in 2006, $1,114,000 in 2007, $1,049,000 in 2008 and $838,000 in 2009. The intangible assets are amortized over their useful lives, which is four to seventeen years for patents and licenses, five to fifteen years for technology and installed base, five to ten years for customer relationships, ten years for trade names and one to two years for other intangible assets.

        The following table displays a rollforward of the carrying amount of goodwill from July 1, 2002 to June 30, 2004 by business segment:

	2004		2003
	Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
	(Dollar amounts in thousands)
Beginning balance	$8,139	$40,503	$8,139	$21,455
Acquired		7,611		19,048
Adjustments		(741)
Impairment charges (Note 7)		(26,009)

Ending balance	$8,139	$21,364	$8,139	$40,503

        Goodwill in the amount of $7,611,000 was recorded in connection with the acquisition of Peek Traffic and goodwill in the amount of $19,048,000 was recorded in connection with the acquisition of UST in the fiscal years ended June 30, 2004 and 2003 respectively. In connection with the finalization of valuations of certain assets and liabilities of Peek Traffic and UST, a net adjustment of $741,000 to decrease goodwill was recorded in fiscal 2004.

7.    ASSET IMPAIRMENT CHARGES

        The prolonged delay in the passage of new federal highway funding legislation as well as ongoing state and municipal budget issues have had a significant negative impact on the Company as a whole. In addition, UST operating results have been much lower than expected, although the Company is currently pursuing the integration of UST and Peek Traffic in order to improve profitability. As a result of these factors and the Company's impairment review in the fourth quarter of fiscal 2004, the Company determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. The Company recorded asset impairment charges in the Inform segment of $32,600,000, or $21,266,000, net of income tax benefits, or $2.48 per diluted share. The charges included $26,009,000 for goodwill relating to UST, SSI and Nu-Metrics, $4,182,000 for intangible assets and $2,409,000 for fixed assets. The intangible asset impairment charges included $1,449,000 for technology and installed base, $1,623,000 for customer relationships and $1,110,000 for trade names. In addition, the remaining carrying values of the trade names have been redesignated as amortized intangible assets and will be amortized over ten years.

        In performing its impairment assessments, the Company first assessed its indefinite-lived intangibles; second, assessed its amortized long-lived assets (including amortized intangible assets and property, plant and equipment); and third, assessed its goodwill. Additionally, the Company re-assessed the remaining useful lives of its amortized long-lived assets.

8.    LONG-TERM DEBT

        Long-term debt consists of the following at June 30:

	2004	2003
	(Dollar amounts in thousands)
Revolving credit note due May 16, 2006, interest at variable rates	$27,000	$16,500
Term loan due May 16, 2006, interest at variable rates	17,000	20,000
Subordinated promissory note	5,000	5,000
Notes payable, net of discounts of $218—2004 and $396—2003	1,407	2,251
Other		66

Total long-term debt	50,407	43,817
Less current portion	3,393	4,028

Long-term debt, net	$47,014	$39,789

        In May 2003, the Company entered into a credit agreement with four banks. The agreement currently provides for a $38 million revolving credit facility and a term loan, subject to certain limitations with $17 million outstanding at June 30, 2004. Principal on the term loan is payable quarterly in installments of $750,000, plus interest. The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a variable margin. The interest rate was based upon a fixed rate and LIBOR, plus a margin of 1.75%, and the weighted average rate was 3.69%

at June 30, 2004. The credit agreement also contains affirmative and negative covenants including requirements that the Company meet certain consolidated financial criteria, including minimum level of consolidated net worth, EBITDA (as defined in the agreement) and capital expenditures. Dividend payments are limited by a maximum amount outstanding against the revolving credit facility of $33 million, minus the amount of such dividend. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks.

        Effective June 30, 2004 and during September 2004, the Company entered into two amendments to the credit agreement, modifying certain covenants and pledging the Company's assets as collateral and reducing the amount of availability under the revolving credit facility to $38 million to avoid the occurrence of events of default relating to certain covenants and financial ratios. The Company is currently in compliance with its debt covenants as of June 30, 2004. However, the Company's ability to remain in compliance in the future is dependent upon the Company's future performance and may be affected in part by events beyond its control, including the prolonged delay in the passage of new federal highway legislation. While the Company currently expects to be in compliance with the current agreement as amended, there can be no assurance that the Company will generate sufficient earnings and cash flow to remain in compliance or that it will be able to obtain future amendments to the agreement, if necessary, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the agreement, $44 million as of June 30, 2004, to be due and currently payable and the Company would negotiate a new credit agreement. However, there can be no assurance that the Company would be able to obtain a new credit agreement with satisfactory terms and conditions within an acceptable time period.

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

        The aggregate amount of maturities of long-term debt for the four years subsequent to 2005 assuming renewal of the credit agreement is as follows: $3,427,000 in 2006, $3,465,000 in 2007, $8,122,000 in 2008 and $3,000,000 in 2009.

9.    STOCK OPTIONS AND STOCK TRANSACTIONS

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

        Information with respect to stock option activity under the Company's plans is as follows:

	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price
June 30, 2001	1,379,374	$6.88 to $21.00	$13.23

Granted	189,300	23.77 to 24.95	24.84
Exercised	(283,834)	6.88 to 16.00	11.42
Cancelled or expired	(36,666)	13.32 to 24.95	17.15

June 30, 2002	1,248,174	6.88 to 24.95	15.28

Granted	198,100	16.04 to 20.54	16.40
Exercised	(189,744)	8.00 to 16.00	12.32
Cancelled or expired	(300)	23.77 to 23.77	23.77

June 30, 2003	1,256,230	6.88 to 24.95	15.90

Granted	122,900	25.63 to 26.02	25.68
Exercised	(349,007)	8.34 to 24.95	13.81
Cancelled or expired	(29,165)	12.19 to 25.63	21.16

June 30, 2004	1,000,958	$6.88 to $26.02	$17.68

        Options outstanding at June 30, 2004 are exercisable as follows: 734,000 currently, 142,000 in 2005, 91,000 in 2006 and 34,000 thereafter. Options outstanding at June 30, 2003 and 2002 included 849,000 and 715,000, which were exercisable at those dates, respectively. The weighted average fair value of options granted during 2004, 2003 and 2002 was $8.17, $5.36 and $6.20, respectively. As of June 30, 2004, the Company has 230,365 common shares reserved for its option and award plans.

        The following is the composition of the June 30, 2004 stock option balance:

	Outstanding			Currently Exercisable
Options having a per share exercise price of:	Weighted average remaining life	Weighted average exercise price per share	Number of shares	Weighted average exercise price	Number of shares
$ 6.88 to $10.00	2.8 years	$8.55	68,500	$8.55	68,500
10.01 to 15.00	4.6 years	13.21	249,064	13.21	249,064
15.01 to 20.00	3.6 years	16.02	343,294	16.01	227,501
20.01 to 25.00	2.2 years	23.84	223,500	23.55	173,129
25.01 to 26.02	6.1 years	25.68	116,600	26.02	16,000

$ 6.88 to $26.02	3.8 years	$17.68	1,000,958	$16.36	734,194

10. SHAREHOLDER RIGHTS PLAN

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

11. RETIREMENT PLANS

        The Company has a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company's common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if the Company's stock price appreciates at a sustained target rate. The retirement stock award program resulted in a charge to earnings of $374,000 in 2004, $420,000 in 2003 and $368,000 in 2002.

        The Company has an incentive savings plan covering substantially all employees of the Company. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company contributes a matching contribution based upon a percentage of the participants' contributions which is invested directly in the common stock of the Company. Additional discretionary company contributions may be made at the option of the Company's Board of Directors. The expense for the plan was $1,126,000 in 2004, $738,000 in 2003 and $701,000 in 2002.

12. INCOME TAXES

        The income tax provision (benefit) for continuing and discontinued operations consists of the following:

	2004	2003	2002
	(Dollar amounts in thousands)
Current:
Federal and international	$(1,676)	$2,759	$734
State	155	163	465

	(1,521)	2,922	1,199

Deferred:
Federal and international	(8,153)	1,573	2,046
State	(1,227)	385	71

	(9,380)	1,958	2,117

Income tax provision (benefit) for continuing operations	(10,901)	4,880	3,316
Income tax provision (benefit) for discontinued operations			521

Total income tax provision	$(10,901)	$4,880	$3,837

        The components of the net deferred tax asset (liability) are as follows:

	2004	2003
	(Dollar amounts in thousands)
Deferred tax assets:
Accounts receivable allowance	$608	$443
Warranty reserve	671
Intangible assets	1,589
Goodwill	8,829
Inventory valuation	841	755
Compensated absences and medical claims	473	368
Tax over book basis in affiliates	438	461
Other liabilities and reserves	1,162	2,007
Net operating and capital loss carryforwards	1,379	1,434
Valuation allowance	(884)	(946)

	15,106	4,522

Deferred tax liabilities:
Book over tax basis of fixed assets	(1,099)	(1,832)
Book over tax basis of intangible assets	(5,226)	(3,894)

	(6,325)	(5,726)

Net deferred tax asset (liability)	$8,781	$(1,204)

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

        At June 30, 2004, certain subsidiaries of the Company have approximately $3,070,000 of state and $3,315,000 of federal net operating loss carryforwards for tax purposes. Certain limitations on utilization of the net operating loss carryforwards are present and realization of a significant portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2024.

        The net deferred tax asset (liability) consists of the following at June 30:

	2004	2003
	(Dollar amounts in thousands)
Current deferred tax asset	$2,682	$2,713
Noncurrent deferred tax asset	6,099
Noncurrent deferred tax liability		(3,917)

Total net deferred tax asset (liability)	$8,781	$(1,204)

        The income tax provision (benefit) differed from the taxes calculated at the statutory federal tax rate as follows:

	2004	2003	2002
	(Dollar amounts in thousands)
Taxes at statutory rate	$(9,775)	$4,923	$3,133
State income taxes	(697)	493	378
Research and development credit	(652)	(139)
Goodwill	1,054
Other	(831)	(397)	(195)

Income tax provision (benefit) for continuing operations	$(10,901)	$4,880	$3,316

        During the third quarter of fiscal 2004, the Company recorded a $1,249,000 income tax benefit related to the favorable settlement of a tax audit.

13. ACCUMULATED COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) consists of the following as of June 30:

	2004	2003
	(Dollar amounts in thousands)
Currency translation adjustment:
Beginning balance	$(44)	$(424)
Currency translation adjustment	(2)	380

Ending balance	(46)	(44)
Unrealized gain on derivative instrument (Note 2):
Beginning balance
Change in derivative instrument	660

Ending balance	660

Accumulated comprehensive income (loss)—June 30, 2004	$614	$(44)

14. EARNINGS (LOSS) PER SHARE

        The computation of basic and diluted earnings (loss) per share is as follows:

	2004	2003	2002
	(Dollar amounts in thousands, except per share data)
NUMERATOR:
Net earnings (loss) available to common shareholders	$(17,027)	$9,472	$6,824

DENOMINATOR:
Weighted average shares outstanding—basic	8,567,741	7,847,169	7,682,706
Effect of dilutive securities—common stock options		215,228	438,915

Weighted average shares outstanding—diluted	8,567,741	8,062,397	8,121,621

Net earnings (loss) per share of common stock:
Basic	$(1.99)	$1.21	$.89

Diluted	$(1.99)	$1.17	$.84

        Employee stock options totaling 239,350 shares for the year ended June 30, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were antidilutive.

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the statement of operations period. These options have been excluded from the computation of diluted earnings (loss) per share and are as follows:

	2004	2003	2002
Average exercise price per share	$25.13	$23.78	$24.83
Number of shares	268,100	246,000	180,300

15. GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES

        Disclosures about each group of similar guarantees and commitments are provided below.

        LEASE COMMITMENTS    The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreements. Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $4,239,000 in 2004, $1,895,000 in 2003 and $1,023,000 in 2002. These operating leases include options for renewal. Annual minimum future rentals for lease commitments are approximately $3,763,000 in 2005, $3,055,000 in 2006, $2,688,000 in 2007, $2,201,000 in 2008 and $856,000 in 2009, for an aggregate of $12,564,000 for the five-year period. Minimum future rentals after 2009 total $5,265,000.

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

        The Company's estimated product warranty liability for the years ended June 30 is as follows:

	2004	2003
	(Dollar amounts in thousands)
Beginning balance	$1,986	$447
Current provisions	801	390
Expenditures	(240)	(412)
Acquisitions	2,144	1,561

Ending balance	$4,691	$1,986

        LEGAL    The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by FASB Statement No. 5 "Accounting for Contingencies". In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company's results of operations, financial condition, or cash flows.

        EXECUTIVE AGREEMENTS    The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements, to a maximum amount of $5,114,000. The Company has by-laws and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company's request in such capacities. The term of the indemnification period is for the director's or officer's lifetime. The Company believes that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, the Company has not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

        BUSINESS PURCHASE AGREEMENTS    As part of the purchase price of UST, the Company agreed to pay the sellers contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid for fiscal 2004 or fiscal 2003. The Company is leasing UST's Sante Fe Springs, California facility and its Tecate Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years. The Company has guaranteed its performance of its obligations under the leases. The lease commitments under the lease are included above.

        INDEMINFICATION OF LENDERS AND AGENTS UNDER CREDIT FACILITIES    Under its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders' costs, and from any legal action brought against the lenders related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

        BID AND PERFORMANCE BONDS    The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company's performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $3,356,000 as of June 30, 2004. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

        OTHER COMMITMENTS    The Company has standby letters of credit covering potential workers' compensation liabilities. The total standby exposure at June 30, 2004 was $762,000. The Company has included $636,000 in accrued liabilities for this exposure as of June 30, 2004.

        The Company has certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,613,000 through fiscal year 2012. There are no current liabilities accrued in the accompanying financial statements for these commitments as of June 30, 2004.

16. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

        Cash paid for interest was $2,049,000 in 2004, $908,000 in 2003 and $1,218,000 in 2002. Cash paid for income taxes was $2,878,000 in 2004, $2,691,000 in 2003 and $2,014,000 in 2002. The Company declared dividends that were payable at year end of $1,486,000 in 2004, $1,402,000 in 2003 and

$1,240,000 in 2002. In connection with the acquisition of Peek Traffic in December 2003, the purchase price for the net assets acquired included 180,723 shares of the Company's common stock, issued from Treasury Stock, valued at $4,430,000. In connection with the acquisition of UST in May 2003, the purchase price for the net assets acquired included a $5,000,000 five-year, 5.25% subordinated promissory note and 558,534 shares of the Company's common stock with a fair value of $10,567,000. In connection with the sale of certain assets of its non-highway plastic molding product line in fiscal 2002, the sale price included a $700,000 three-year promissory note with interest imputed at 8%.

17. INDUSTRY SEGMENT INFORMATION

        The Company's operations are comprised of two principal reportable segments within the highway and transportation safety industry—the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform that are often referred to as Intelligent Transportation Systems (ITS) products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as products that prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include intelligent intersection control systems, automated enforcement systems, video detection equipment, highway advisory radio systems, variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and ease traffic congestion. The majority of the Company's sales of its highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company's business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows: $14,249,000 in 2004, $13,545,000 in 2003 and $8,596,000 in 2002. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2004, 2003 and 2002.

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

        The following table presents financial information about reported segments as of and for the years ended June 30, 2004, 2003 and 2002 comprising the totals reported in the consolidated financial statements.

	2004		2003	2002
	(Dollar amounts in thousands)
Revenues:
Protect and Direct	$73,282		$77,243	$67,225
Inform	77,008		37,067	22,469

Total	$150,290		$114,310	$89,694

Depreciation and amortization:
Protect and Direct	$2,719		$2,684	$2,309
Inform	3,766		1,267	767
Unallocated corporate	35		27	463

Total	$6,520		$3,978	$3,539

Operating profit (loss):
Protect and Direct	$15,904		$18,846	$14,755
Inform	(33,613	)(1)	3,151	367
Unallocated corporate	(7,893)		(6,843)	(5,633)

Total	$(25,602)		$15,154	$9,489

Identifiable assets:
Protect and Direct	$53,347		$53,780	$54,636
Inform	71,742		90,112	39,682
Unallocated corporate	14,793		6,933	5,726

Total	$139,882		$150,825	$100,044

Capital expenditures:
Protect and Direct	$3,425		$1,748	$6,800
Inform	1,208		429	177
Unallocated corporate	5		80	27

Total	$4,638		$2,257	$7,004

(1)
Includes $32,600 in non-cash asset impairment charges.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data for years 2004 and 2003 follows:

	Three months ended
	9/30	12/31	3/31		6/30
	(Dollar amounts in thousands, except per share data)
FISCAL 2004
Net sales	$39,184	$35,494	$36,169		$39,443
Gross profit	12,776	11,070	9,984		13,473
Operating profit (loss)	4,109	1,227	(459)		(30,479	)(3)
Net earnings (loss)	2,321	466	446	(1)	(20,260	)(4)
Basic earnings (loss) per share	.28	.06	.05	(2)	(2.32	)(5)
Diluted earnings (loss) per share	.27	.05	.05	(2)	(2.32	)(5)
FISCAL 2003
Net sales	$24,629	$25,638	$25,205		$38,838
Gross profit	10,648	9,811	10,049		15,732
Operating profit	2,910	2,532	2,537		7,175
Net earnings	1,779	1,552	1,558		4,583
Basic earnings per share	.23	.20	.20		.58
Diluted earnings per share	.22	.19	.20		.56

(1)
Includes an income tax benefit of $1,249 related to the favorable settlement of a tax audit.

(2)
Includes an income tax benefit of $0.14 related to the favorable settlement of a tax audit.

(3)
Includes non-cash asset impairment charges of $32,600.

(4)
Includes non-cash impairment charges of $21,266, net of income tax benefits.

(5)
Includes non-cash asset impairment charges of $2.43 per diluted share.

COMMON STOCK INFORMATION (UNAUDITED)

        The Company's common stock is quoted on The Nasdaq Stock Market®, under the symbol QUIX. Set forth are the daily high and low sales prices for the Company's common stock for the periods indicated, as reported by the Nasdaq.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2004:
High	$29.08	$27.73	$28.36	$25.70
Low	22.05	22.30	20.12	19.00
FISCAL 2003:
High	$18.75	$22.09	$20.08	$26.66
Low	14.31	16.50	15.40	15.70

        The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq National Market System section. As of August 23, 2004, there were 1,129 shareholders of record. During 2004, the Company declared semi-annual cash dividends of seventeen cents per share each declaration. During 2003, the Company declared semi-annual cash dividends of sixteen cents per share and seventeen cents per share.

Item 9.    Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)
Changes in Internal Controls

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Some of the information required in response to this item regarding Directors of the Registrant is set forth in the sections "Audit committee financial expert", "Information concerning nominees for director and directors continuing in office" and "Compliance with Section 16 of the Securities Exchange Act of 1934" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2004 to be filed with the Commission on or about October 7, 2004 and is incorporated herein by reference.

        In addition, the Company's Code of Ethics that applies to the Registrant's principal executive officer, principal financial officer and principal accounting officer or controller, is posted on the Registrant's website at www.quixotecorp.com/investor/corpgovernance.asp.

        The executive officers of the Company, their ages and offices held by each during fiscal 2004 are as follows:

Leslie J. Jezuit	58	Chairman, Chief Executive Officer & Director—Quixote Corporation and Energy Absorption Systems, Inc.; Vice Chairman—Energy Absorption Systems, Inc.
Daniel P. Gorey	53	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation; Vice President & Treasurer—Energy Absorption Systems, Inc.
Joan R. Riley	51	Vice President, General Counsel & Secretary—Quixote Corporation; Secretary—Energy Absorption Systems, Inc.

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

Item 11.    Executive Compensation

        The information required in response to this item is set forth under the caption "Remuneration of Directors and Executive Officers" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2004 to be filed with the Commission on or about October 7, 2004 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2004 to be filed with the Commission on or about October 7, 2004 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2004 to be filed with the Commission on or about October 7, 2004 and is incorporated herein by reference.

PART IV

Item 14.    Principal Accountant Fees and Services

        The information required in response to this item is set forth under the caption "Audit and Other Fees Paid to PriceWaterhouseCoopers LLP" of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2004 to be filed with the Commission on or about October 7, 2004 and is incorporated herein by reference.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item Number		Page Number in This Report
(a).1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	23
	Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002	24
	Consolidated Balance Sheets as of June 30, 2004 and 2003	25
	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2004, 2003 and 2002	26
	Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002	27
	Notes to Consolidated Financial Statements	28-46
(a).2.	Financial Statement Schedule

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

        The Company filed three reports on Form 8-K with respect to its fourth quarter results on July 26, 2004, August 17, 2004 and August 18, 2004.

(c).	Exhibits
2.1
The Asset Purchase Agreement between Green Light Acquisition Company, U.S. Traffic Corporation and Myers/Nuart Electrical Products, Inc. dated as of May 16, 2003, filed as Exhibit 2.1 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.
2.2
The Asset Purchase Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Traffic, Inc. and Peek Traffic Systems, Inc., filed as Exhibit 2.1 to the Company's Form 8-K Current Report dated December 10, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

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
Credit Agreement ("Credit Agreement") dated as of May 16, 2003 among Quixote Corporation as the borrower (the "Borrower"), and the Northern Trust Company, LaSalle National Bank, Harris Trust and Savings Bank and National City Bank of Michigan/Illinois, as lenders (the "Lenders"); Term Loan Notes dated May 21, 2003 from the Borrower to the Lenders; Revolving Credit Notes dated May 21, 2003 from the Borrower to the Lenders; and Subsidiary Guaranty dated as of May 16, 2003 in favor of the Lenders by certain identified subsidiaries of the Borrower, all of the foregoing filed as Exhibit 10.13 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference; First Amendment to Credit Agreement and Reaffirmation of Subsidiary Guaranty dated as of December 9, 2003 by and among the Borrower, certain identified subsidiaries of the Borrower and the Lender, and Subsidiary Guaranty dated as of December 9, 2003 as a counterpart to the Subsidiary Guaranty dated as of May 16, 2003 in favor of the Lenders by certain identified subsidiaries of the Borrower, filed as Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended December 31, 2003, File No. 0-7903, and incorporated herein by reference; Second Amendment to the Credit Agreement and Reaffirmation of Subsidiary Guaranty dated as of June 30, 2004 by and among the Borrower, certain identified subsidiaries of the Borrower and the Lenders and the following auxiliary documents all dated as of June 30, 2004: Security Agreement by and among Borrower, certain identified subsidiaries of the Borrower and the Lenders; Leasehold Mortgage and Security Agreement by Energy Absorption Systems (AL) LLC and the Lenders; Pledge Agreement by and between the Borrower and the Lenders; and Collateral Assignment of Rights under Parent Guaranty by and among the Borrower and the Lenders, all filed herewith; ISDA Master Agreement dated as of September 18, 2003 between the Company and Harris Trust and Savings Bank and Guaranty Agreement of certain subsidiaries of the Company dated as of September 18, 2003, filed as Exhibit 10(a) to the Company's Form 10-K for the year ended June 30, 2003, File No. 0-7903 and incorporated herein by reference.
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
(f)
Office Lease between the Company and TDC Canada, Inc. and Wacker GP, Inc. (collectively "Landlord") dated August 30, 2003, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended March 31, 2004, File No. 0-7903, and incorporated herein by reference; First Amendment to Office Lease dated as of July 1, 2004 between the Company and Landlord, filed herewith; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company's Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed as Exhibit 10 (f) to the Company's 10-K Report for the fiscal year ended June 30, 2002, File No. 0-7903, and incorporated herein by reference; Lease between Green Light Acquisition Company and Cambridge Real Estate Corporation dated as of May 16, 2003, filed as Exhibit 10.7 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference; Lease Contract between Quixote Safety Transportation Mexico S. de R. L. C. V. and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.8 to the Company's Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

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
(s)
Guaranty of Quixote Corporation dated December 10, 2003 to Peek Traffic, Inc. and Peek Systems, Inc. filed as Exhibit 10.1 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.
(t)
Standstill Agreement dated December 10, 2003 between Quixote Corporation and Peek Corporation filed as Exhibit 10.2 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.
(u)
Escrowed Shares Registration Rights Agreement dated December 10, 2003 between Quixote Corporation and Peek Corporation filed as Exhibit 10.3 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.
(v)
Non-Escrowed Shares Registration Rights Agreement dated December 10, 2003 between Quixote Corporation and Peek Corporation filed as Exhibit 10.4 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.
(w)
Non-Competition Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Holding Corporation, Peek Corporation, Peek Traffic, Inc., and Peek Traffic Systems, Inc. filed as Exhibit 10.5 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

(x)
Perpetual License Agreement dated December 10, 2003 between Peek Traffic, Inc., Peek Traffic Systems, Inc. and Vision Acquisition Corporation filed as Exhibit 10.6 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.
(y)
Escrow Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Corporation, Peek Traffic, Inc., Peek Traffic Systems, Inc., BNP Paribas, and LaSalle Bank National Association filed as Exhibit 10.7 to the Company's Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.
21.		Subsidiaries of the Company
23.		Consent of PricewaterhouseCoopers LLP as Independent Accountants
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

QUIXOTE CORPORATION (Registrant)
Dated: September 13, 2004	By:	/s/ LESLIE J. JEZUIT Leslie J. Jezuit, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ LESLIE J. JEZUIT Leslie J. Jezuit	Chairman and Director (President, Chief Executive Officer)	September 13, 2004
/s/ DANIEL P. GOREY Daniel P. Gorey	Vice President, Chief Financial Officer, Treasurer and Director	September 13, 2004
/s/ JOAN R. RILEY Joan R. Riley	Vice President, General Counsel and Secretary	September 13, 2004
/s/ JAMES H. DEVRIES James H. DeVries	Director	September 13, 2004
/s/ WILLIAM G. FOWLER William G. Fowler	Director	September 13, 2004
/s/ LAWRENCE C. MCQUADE Lawrence C. McQuade	Director	September 13, 2004
/s/ ROBERT D. VAN ROIJEN, JR. Robert D. van Roijen, Jr.	Director	September 13, 2004

QUIXOTE CORPORATION & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2004, 2003 and 2002

Column A	Column B	Column C(a)	Column D(b)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2004	$1,267,000	$686,000	$(81,000)	$1,872,000

Year ended June 30, 2003	$1,546,000	$276,000	$(555,000)	$1,267,000

Year ended June 30, 2002	$777,000	$792,000	$(23,000)	$1,546,000

NOTES:

(a)
Column C for 2002 includes $362,000 related to the acquisition of Surface Systems, Inc.

(b)
Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

Exhibit Number		Exhibits
10(a	)	Second Amendment to the Credit Agreement and Reaffirmation of Subsidiary Guaranty dated as of June 30, 2004 by and among the Company, certain identified subsidiaries of the Company and the Lenders and the following auxiliary documents all dated as of June 30, 2004: Security Agreement by and among the Company, certain identified subsidiaries of the Company and the Lenders; Leasehold Mortgage and Security Agreement by Energy Absorption Systems (AL) LLC and the Lenders; Pledge Agreement by and between the Company and the Lenders; and Collateral Assignment of Rights under Parent Guaranty by and among the Company and the Lenders,
10(f	)	First Amendment to Office Lease dated as of July 1, 2004 between the Company and TDC Canada Inc. and Wacker GP, Inc.
21		Subsidiaries of the Company
23		Consent of Independent Accountants
31		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a))
32		Certifications Pursuant to 18 U.S.C. Section 1350

QuickLinks

TABLE OF CONTENTS
PART I THE COMPANY
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
QUIXOTE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
QUIXOTE CORPORATION & SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the years ended June 30, 2004, 2003 and 2002
EXHIBIT INDEX