Form 10-Q
period 2004-09-30
QUIXOTE CORP
filed 2004-11-09
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended September 30, 2004

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

YES  ☒      NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,768,700 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of September 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2004	2003

Net sales	$37,987,000	$39,184,000
Cost of sales	26,715,000	26,408,000
Gross profit	11,272,000	12,776,000

Operating expenses:
Selling & administrative	9,875,000	7,951,000
Research & development	1,260,000	716,000
	11,135,000	8,667,000

Operating profit	137,000	4,109,000

Other income (expense):
Interest income	34,000	15,000
Interest expense	(592,000)	(498,000)
	(558,000)	(483,000)

Earnings (loss) before income taxes	(421,000)	3,626,000
Income tax provision (benefit)	(160,000)	1,305,000
Net earnings (loss)	$(261,000)	$2,321,000

Per share data - basic:
Net earnings (loss)	$(.03)	$.28

Weighted average common shares outstanding	8,761,368	8,366,336

Per share data - diluted:
Net earnings (loss)	$(.03)	$.27

Weighted average common shares outstanding	8,761,368	8,679,678

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	June 30, 2004
ASSETS

Current assets:

Cash and cash equivalents	$603,000	$2,389,000
Accounts receivable, net of allowances for doubtful accounts of $2,038,000 at September 30 and $1,872,000 at June 30	34,180,000	33,606,000
Refundable income taxes	1,398,000	3,371,000

Inventories, net:
Raw materials	11,808,000	10,162,000
Work in process	4,876,000	4,732,000
Finished goods	9,094,000	10,414,000
	25,778,000	25,308,000

Notes receivable		217,000
Deferred income taxes	2,682,000	2,682,000
Other current assets	2,425,000	668,000
Total current assets	67,066,000	68,241,000

Property, plant and equipment, at cost	49,276,000	48,436,000
Less accumulated depreciation	(22,057,000)	(20,924,000)
	27,219,000	27,512,000

Goodwill	29,503,000	29,503,000
Intangible assets, net	7,966,000	8,249,000
Deferred income taxes	6,099,000	6,099,000
Other assets	454,000	278,000
	$138,307,000	$139,882,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	June 30, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,599,000	$3,393,000
Accounts payable	10,196,000	10,723,000
Dividends payable		1,486,000
Accrued expenses	12,921,000	12,666,000
Total current liabilities	27,716,000	28,268,000

Long-term debt, net of current portion	46,169,000	47,014,000
Other long-term liabilities	955,000	693,000
	74,840,000	75,975,000

Commitments and contingent liabilities (Note 10)

Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 10,719,940 shares at September 30 and 10,707,440 shares at June 30	178,000	178,000
Capital in excess of par value of common stock	57,945,000	57,757,000
Retained earnings	27,169,000	27,430,000
Accumulated other comprehensive income (loss)	247,000	614,000
Treasury stock, at cost, 1,951,240 shares at September 30 and June 30	(22,072,000)	(22,072,000)
Total shareholders’ equity	63,467,000	63,907,000
	$138,307,000	$139,882,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating activities:
Net earnings (loss)	$(261,000)	$2,321,000

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,133,000	1,038,000
Amortization	283,000	379,000
Provisions for losses on accounts receivable	166,000	168,000
Changes in operating assets and liabilities:
Accounts receivable	(728,000)	1,868,000
Inventories	(470,000)	824,000
Other assets	(1,933,000)	(1,181,000)
Accounts payable and accrued expenses	(274,000)	(8,614,000)
Income taxes payable (refundable)	1,973,000	404,000
Other long-term liabilities	(109,000)
Net cash used in operating activities	(220,000)	(2,793,000)

Investing activities:
Capital expenditures	(840,000)	(463,000)
Payments received from note receivable	217,000
Net cash used in investing activities	(623,000)	(463,000)

Financing activities:
Proceeds from revolving credit agreement	11,500,000	7,000,000
Payments on revolving credit agreement	(11,500,000)	(4,500,000)
Payments on term loan	(750,000)	(750,000)
Payments on notes payable	(95,000)
Proceeds from short term notes payable	1,206,000
Payment of semi-annual cash dividend	(1,486,000)	(1,402,000)
Proceeds from exercise of common stock options	188,000	327,000
Net cash (used in) provided by financing activities	(937,000)	675,000

Effect of exchange rate changes on cash	(6,000)	(3,000)
Decrease in cash and cash equivalents	(1,786,000)	(2,584,000)

Cash and cash equivalents at beginning of period	2,389,000	3,753,000
Cash and cash equivalents at end of period	$603,000	$1,169,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.  The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X.  Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements.  The June 30, 2004 consolidated balance sheet as presented was derived from the audited financial statements.  The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

2.  At September 30, 2004, the Company had stock option plans providing for grants of stock options for directors based upon a fixed calculation and grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. The cost of restricted stock granted is expensed in the period the stock is issued.  The Company accounts for the stock options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No charges are made to earnings in connection with the stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock options granted.

	Three Months Ended September 30,
	2004	2003

Net earnings (loss), as reported	$(261,000)	$2,321,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects		252,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(234,000)	(553,000)
Pro forma net earnings (loss)	$(495,000)	$2,020,000

Earnings (loss) per share:
Basic – as reported	$(.03)	$.28
Basic – pro forma	$(.06)	$.24
Diluted – as reported	$(.03)	$.27
Diluted – pro forma	$(.06)	$.23

3.  The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.  Operating results for the first three months of fiscal 2005 are not necessarily indicative of the performance for the entire year.  The Company’s business is seasonal with a higher level of sales in the Company’s fourth fiscal quarter.

5.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2004	2003

Numerator:
Net earnings (loss) available to common shareholders	$(261,000)	$2,321,000

Denominator:
Weighted average shares outstanding-basic	8,761,368	8,366,336

Effect of dilutive securities- common stock options		313,342

Weighted average shares outstanding-diluted	8,761,368	8,679,678

Net earnings (loss) per share of common stock:
Basic	$(.03)	$.28
Diluted	$(.03)	$.27

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2004 and 2003 and are as follows:

	Three Months Ended September 30,
	2004	2003
Average exercise price per share	$24.94	$25.21
Number of shares	297,600	268,700

In addition, employee stock options totaling 121,070 shares for the three months ended September 30, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

6.  Accumulated other comprehensive income consists of the following:

	September 30, 2004	June 30, 2004
Currency translation adjustment:
Beginning Balance	$(46,000)	$(44,000)
Currency translation adjustment	4,000	(2,000)
Ending Balance	$(42,000)	$(46,000)

Unrealized loss on derivative instrument:
Beginning Balance	$660,000	$—
Change in derivative instrument	(371,000)	660,000
Ending Balance	$289,000	$660,000

Total accumulated comprehensive income	$247,000	$614,000

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,
	2004	2003

Net earnings (loss)	$(261,000)	$2,321,000
Other comprehensive income:
Currency translation adjustment	4,000	6,000
Change in derivative instrument	(371,000)	46,000
Comprehensive income (loss)	$(628,000)	$2,373,000

7.  Effective December 1, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of the North American operations of Peek Traffic Corporation (Peek Traffic).  The Company paid a purchase price of $15,693,000.  The purchase price consisted of $11,263,000 in cash and 180,723 shares of the Company’s common stock, issued from Treasury Stock, valued at $4,430,000.  The cash portion of the purchase price was obtained from the Company’s revolving credit facility.  Peek Traffic is a designer, manufacturer and supplier of intelligent intersection control systems, red light enforcement systems and other transportation equipment.  The results of Peek Traffic have been included in the Company’s Inform segment since the date of acquisition.  The Company anticipates that the Peek Traffic business will provide operating synergies in the traffic control market, expand the Company’s customer base in the municipal and county markets and leverage the Company’s existing technologies within the Inform segment.

The following summary presents the Company’s consolidated results of operations for the three-month periods ended September 30 as if the acquisition had occurred at the beginning of fiscal year 2004.

	Three Months Ended September 30,
	2004	2003
		(pro forma)
Net sales	$37,987,000	$44,854,000
Net earnings (loss)	(261,000)	2,170,000
Net earnings (loss) per diluted share	$(0.03)	$0.26

The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

8.  The Company’s operations are classified as two reportable segments within the highway and transportation safety industry.  The Company’s two reportable segments are the manufacture and sale of the Company’s products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.   The Company’s segments are discussed in further detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The following table presents financial information about reported segments for the three-month periods ended September 30, 2004 and 2003 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2005
THREE MONTHS
Net sales from external customers	$18,396,000	$19,591,000		$37,987,000
Operating profit (loss)	3,216,000	(1,020,000)	$(2,059,000)	137,000
Identifiable assets	55,251,000	72,440,000	10,616,000	138,307,000

2004
THREE MONTHS
Net sales from external customers	$19,396,000	$19,788,000		$39,184,000
Operating profit (loss)	4,483,000	1,372,000	$(1,746,000)	4,109,000
Identifiable assets	52,320,000	89,010,000	4,278,000	145,608,000

Identifiable assets of the Inform segment as of September 30, 2004 decreased to $72,440,000 from $89,010,000 as of September 30, 2003 due to $32,600,000 in asset impairment charges made in the fourth quarter of the fiscal year ended June 30, 2004, which were partially offset by the assets acquired in the purchase of Peek Traffic in December, 2003.

9.  Intangible assets consist of the following:

	September 30, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,820,000	$1,636,000	$2,820,000	$1,597,000
Technology and installed base	2,491,000	750,000	2,491,000	700,000
Customer relationships	3,807,000	915,000	3,807,000	827,000
Trade names	2,250,000	128,000	2,250,000	49,000
Other	640,000	613,000	640,000	586,000
Total	$12,008,000	$4,042,000	$12,008,000	$3,759,000

Amortization expense was $283,000 and $379,000 for the three months ended September 30, 2004 and 2003, respectively.  The estimated amortization expenses for this fiscal year ended June 30, 2005 and for the four fiscal years subsequent to 2005 are as follows:  $1,077,000, $1,154,000, $1,114,000, $1,049,000 and $838,000.  The carrying amount of goodwill consists of $21,364,000 for the Inform segment and $8,139,000 for the Protect and Direct segment both as of September 30, 2004 and June 30, 2004.

10.  Disclosures regarding each group of similar guarantees, commitments and contingencies are provided below.

Lease Commitments

The Company uses various leased facilities and equipment in its operations.  The terms for these leased assets vary depending on the lease agreements.  These operating leases include options for renewal.  Annual minimum future rental payments for lease commitments will be approximately $3,762,000 in fiscal year 2005, $5,744,000 in fiscal years 2006 through 2007, $3,057,000 in fiscal years 2008 through 2009 and $5,265,000 thereafter, for an aggregate of $17,828,000.

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

Balance, July 1, 2004	$3,672,000
Current Provisions	170,000
Expenditures	(203,000)
Balance - September 30, 2004	$3,639,000

Certain amounts have been reclassified as of June 30, 2004 to conform to the presentation as of September 30, 2004.

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

Business Purchase Agreements

As part of the purchase price of UST, the Company has agreed to pay contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000.  No amounts have been paid through September 30, 2004.  Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on the $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers.  The Company is leasing UST’s Santa Fe Springs, California facility and its Tecate, Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years.  The Company has guaranteed its performance of its obligations under the leases.  The lease commitments under the leases are included in the amounts mentioned above.

Indemnification of Lenders and Agents Under Credit Facilities

Under its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs, and from any legal action brought against the lenders related to the use of loan proceeds.  These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.   Historically, the Company has not made indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Bid and Performance Bonds

The Company has entered into bid and performance related bonds associated with various contracts.  Potential payments due under these bonds are related to the Company’s performance under the applicable contract.  The total amount of bid and performance related bonds that were available and undrawn was $1,272,000 at September 30, 2004 and $3,356,000 at June 30, 2004.  Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

The Company has standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at September 30, 2004 was $1,166,000 and at June 30, 2004 was $762,000.  The Company has included $834,000 in accrued liabilities for this exposure as of September 30, 2004.

The Company has certain non-cancellable royalty agreements, which contain certain minimum payments in the aggregate of $2,613,000 through fiscal year 2012.  The Company has included $120,000 in accrued liabilities for these committments as of September 30, 2004.

PART I – FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets.   The Company’s operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions.  The Company’s two reportable segments are – the manufacture and sale of highway and transportation safety products which “Protect and Direct”, and the manufacture and sale of products and services which “Inform” that are often referred to as Intelligent Transportation Systems (ITS) products.   The Company’s Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic.  The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems.   The Company’s Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information.  The primary product lines within the Inform segment include intelligent intersection control systems, mobile and permanent variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions, computerized highway advisory radio transmitting systems, automated enforcement systems, video detection systems and other transportation equipment.

The Company’s products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies.  The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets.  A portion of the Company’s sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance.  Seasonality affects the Company’s business with generally a higher level of sales in the Company’s fourth fiscal quarter.

RESULTS OF OPERATIONS

The prolonged delay in the passage of new federal highway funding legislation, coupled with state budgetary constraints, continue to have a material, negative impact on the Company’s business.  The previous bill, TEA-21, expired in September 2003, but has been extended until May 2005.  Until the new bill is approved, however, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by our Company.  In addition, sales volume at U.S. Traffic Corporation (UST), acquired in May 2003, continues to be significantly lower than originally planned.   The Company believes this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended September 30
	2004	2003
Revenues by Segment:
Protect and Direct	$18,396,000	$19,396,000
Inform	19,591,000	19,788,000
	$37,987,000	$39,184,000
Geographic Revenues:
Domestic	$33,797,000	$35,154,000
International	4,190,000	4,030,000
	$37,987,000	$39,184,000

Operating Income (Loss) by Segment:
Protect and Direct	$3,216,000	$4,483,000
Inform	(1,020,000)	1,372,000
Unallocated Corporate	(2,059,000)	(1,746,000)
	$137,000	$4,109,000
Gross profit percentage	29.7%	32.6%
Selling and administrative expenses as a percentage of sales	26.0%	20.2%
Diluted earnings (loss) per share	$(.03)	$.27

Revenues

The Company’s net sales for the first quarter of fiscal 2005 decreased $1,197,000, or 3%, to $37,987,000 from $39,184,000 for the first quarter last year.  This was primarily due to decreases in sales across both the Protect and Direct and the Inform segments, which were partially offset by $6,279,000 in sales from the acquisition of Peek Traffic in December 2003.  Excluding the acquisition, net sales decreased $7,476,000, or 19%.

Protect and Direct – Net sales for the Company’s Protect and Direct segment for the first quarter of fiscal 2005 decreased 5% to $18,396,000 from $19,396,000 for the first quarter last year.   The Company believes the decrease in sales is due to state budgetary constraints and transportation funding uncertainties caused by the delay in the passage of the new federal highway funding bill.  Decreased sales of truck-mounted attenuators, flexible post delineators, sand filled barrels, the Triton Barrier® product line and parts were partially offset by increased sales of permanent crash cushions.

Inform – Net sales for the Company’s Inform segment for the first quarter of fiscal 2005 decreased $197,000 to $19,591,000 from $19,788,000 for the first quarter last year.  Incremental sales of $6,279,000 due to the acquisition of Peek Traffic Corporation (Peek Traffic) in December 2003 were more than offset by decreased sales of intelligent intersection control systems by UST and decreased sales of highway advisory radios.  Excluding the recent acquisition, net sales for the Inform segment decreased $6,476,000, or 33%.  Sales of UST products significantly decreased to $8,091,000 from $14,165,000 for the first quarter of 2004 in part related to the absence of large contracts related to ongoing state and municipal budgetary issues.

Geographic - International sales for the first quarter of fiscal 2005 increased $160,000, or 4%, to $4,190,000, compared to $4,030,000 for the first quarter last year.  The acquisition of Peek Traffic contributed $296,000 in international net sales for the first quarter of fiscal 2005.  Domestic sales for the first quarter of fiscal 2005 decreased 4% to $33,797,000 from $35,154,000.  The acquisition of Peek Traffic contributed $5,984,000 in domestic net sales in the first quarter of fiscal 2005.

Gross Profit Margin

The Company’s gross profit margin for the first quarter of fiscal 2005 was 29.7% compared to 32.6% for the first quarter last year due to lower gross margins in both the Protect and Direct and the Inform segments.  The gross profit margin for the Protect and Direct segment decreased primarily due to volume inefficiencies associated with the lower level of sales and the fixed component of the Company’s expenses.  Increased raw material prices also contributed to the decline in gross profit margin.  The gross profit margin for the Inform segment decreased primarily due to low gross profit margins at UST, which was partially offset by higher gross margins at Peek Traffic, acquired in December, 2003.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2005 increased $1,924,000, or 24%, to $9,875,000 from $7,951,000 for the first quarter last year due to the inclusion of expenses from Peek Traffic which added $1,362,000 for the quarter.  Excluding Peek Traffic, selling and administrative expenses for the first quarter of fiscal 2005 increased $562,000, or 7%, primarily due to increases in employee related expenses, including health insurance costs.  Selling and administrative expenses increased as a percentage of sales to 26.0% for the first quarter of 2005 from 20.2% last year, primarily due to the sales decline and the fixed cost nature of some of the expenses.

Research and Development

Research and development expenditures were $1,260,000 for the first quarter of fiscal 2005 compared to $716,000 for the first quarter last year.  The increase of $544,000 was primarily due to the inclusion of research and development expenditures at Peek Traffic, as well as increased expenditures at UST as they work to upgrade and enhance their existing product lines.

Operating Profit

The operating profit for the first quarter of fiscal 2005 was $137,000, compared to operating profit of $4,109,000 for the first quarter of fiscal 2004.  For the first quarter of fiscal 2005, operating profit for the Protect and Direct Group decreased $1,267,000 to $3,216,000 from $4,483,000 for the first quarter last year.  The Inform Group operating loss of $1,020,000 compares to an operating profit of $1,372,000 for the first quarter of last year.  Excluding the results of the acquisition of Peek Traffic, the operating loss for the Inform Group was $1,865,000 compared to operating profit of $1,372,000 for the first quarter last year.

Interest Expense

Interest expense for the first quarter of fiscal 2005 increased to $592,000 from $498,000 for the first quarter last year.   The increase was due to the higher level of debt since the acquisition of Peek Traffic in December 2003, and to higher interest rates.  The interest rate on the Company’s collateralized credit agreement is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average rate was 4.3% as of September 30, 2004.  The Company believes interest rates may continue to increase during fiscal 2005 to an average rate of 6%.

Provision for Income Taxes

The income tax benefit for the first quarter of fiscal 2005 was $160,000. The Company expects to provide for income taxes at a rate of 38% for the remainder of fiscal 2005.

Net Earnings

Net loss for the first quarter of fiscal 2005 was $261,000, or $0.03 cents per diluted share, compared to net earnings of $2,321,000, or $0.27 cents per diluted share, for the first quarter last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of funds historically have been cash flows from operations and borrowings from banks.  The Company had cash and cash equivalents of $603,000 as of September 30, 2004 and access to additional funds of approximately $9.8 million under a bank credit agreement which currently expires as of May 16, 2006.  The Company believes that this credit agreement is an important source of liquidity.  The credit agreement provides for a $38 million revolving credit facility and a term loan agreement with $16,250,000 outstanding at September 30, 2004.  Principal on the term loan is payable quarterly in installments of $750,000, plus interest.  The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin.  The credit agreement also contains affirmative and negative covenants including requirements that the Company meet certain consolidated financial criteria, including minimum levels of consolidated net worth, EBITDA (as defined in the agreement), and capital expenditures.  The Company has paid a semi-annual dividend since 1993 and plans to continue to do so.  However, dividend payments are allowed only to the extent that borrowings and letters of credit outstanding against the revolving credit facility do not exceed $33 million less the amount of such dividend payment.  The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements.  The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks.

Effective June 30, 2004 and during September 2004, the Company entered into two amendments to the credit agreement, modifying certain covenants, pledging the Company’s assets as collateral and reducing the maximum amount of availability under the revolving credit facility to $38 million to avoid the occurrence of events of default relating to certain covenants and financial ratios.  The Company is currently in compliance with its debt covenants as of September 30, 2004.  However, the Company’s ability to remain in compliance in the future is dependent upon the Company’s future performance and may be affected in part by events beyond its control, including the prolonged delay in the passage of new federal highway legislation.  While the Company currently expects to be in compliance with the current agreement, there can be no assurance that the Company will generate sufficient earnings and cash flow to remain in compliance or that it will be able to obtain future amendments to the agreement, if necessary, to avoid a default.  In the event of a default, the lenders could elect to declare all amounts borrowed under the agreement, $43,250,000 as of September 30, 2004, to be due and currently payable and the Company would negotiate a new credit agreement.  However, there can be no assurance that the Company would be able to obtain a new credit agreement with satisfactory terms and conditions within an acceptable time period.

The Company’s outstanding borrowings were $50,768,000, or 44% of total capitalization, as of September 30, 2004, of which $43,250,000 was outstanding related to the bank credit facility.  This compares to $50,407,000, or 44% of total capitalization, as of June 30, 2004, of which $44,000,000 was outstanding related to the bank credit facility.   Included in the amounts outstanding related to the bank credit facility were borrowings against the revolving credit facility of $27,000,000 as of September 30, 2004 and June 30, 2004.  The amount of standby letters of credit outstanding was $1,166,000 as of September 30, 2004 and was $762,000 as of June 30, 2004.

Cash Flows

Cash flows used in operations were $220,000 during the first quarter of fiscal 2005.  This compares with $2,793,000 in the first quarter of fiscal 2004.  Cash used by operating activities in the first quarter of fiscal 2005 reflects increased working capital, in particular, pre-payments for the Company’s insurance program and increases in accounts receivable and inventory.  These outflows were offset somewhat by the receipt of income tax refunds of approximately $2 million.

Investing activities used cash of $623,000 during the first quarter of fiscal 2005, compared to $463,000 in the first quarter of the prior year.  Expenditures during fiscal 2005 included $840,000 for capital expenditures, and were offset by the $217,000 in proceeds received from the final payment of a note receivable.

Financing activities used cash of $937,000 during the first quarter of fiscal 2005, compared to $675,000 in cash generation during the first quarter of fiscal 2004.  During the first quarter of 2005, there was no net change in borrowings against the Company’s outstanding revolving credit facility.  The Company paid $750,000 in a quarterly payment on the term loan and $95,000 on other notes payable.  During the first quarter of fiscal 2005, the Company received cash of $1,206,000 in connection with short-term interim notes payable in connection with a leasing arrangement for a paint line in the process of construction.  Once the last payment relating to the paint line is made, expected in the second quarter, the notes payable will be cancelled and the Company will begin to make lease payments on the equipment.  The Company also received cash of $188,000 from the exercise of common stock options.  The payment of the Company’s semi-annual cash dividend used cash of $1,486,000.

For 2005, the Company anticipates needing $3,500,000 in cash for capital expenditures.  The Company may require additional investments in working capital to maintain growth. The Company may also need additional funds in the future as it considers acquiring businesses that complement its existing operations or to repurchase its own common stock from time to time.  These expenditures will be financed either through the Company’s cash on-hand, cash generated from its operations or from borrowings available under the Company’s bank credit facility.  Although there can be no assurance, the Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements in the near term.  If needed and available on favorable terms, the Company may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The following table presents the Company’s contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2004:

(Dollar amounts in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$50,768	$4,599	$6,919	$11,000	$28,250
Operating leases	17,828	3,762	5,744	3,057	5,265
Minimum royalty payments	2,613	513	600	600	900
Total	$71,209	$8,874	$13,263	$14,657	$34,415

FUTURE OUTLOOK

The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company’s products.  The Company believes this is due principally to the prolonged delay in the passage of new federal highway legislation as well as revenue shortfalls and budget constraints at the state and municipal levels.  The previous highway funding bill, TEA-21, expired in September 2003, but has been extended through May 31, 2005.   The timing of the passage of the new highway legislation is uncertain.  Until new legislation is passed, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by the Company.

The substandard sales volumes and operating losses at UST are expected to continue during fiscal 2005.   The Company has developed and is implementing a plan to rationalize portions of the UST and Peek Traffic operations which includes integrating product offerings, outsourcing non-critical component parts and focusing manufacturing facilities to obtain greater synergies.  Although the Company is currently refining estimates related to the plan, the total projected annual savings could be several million dollars with costs estimated at approximately one million dollars.   The full benefit of projected annual cost savings is not expected to be realized until fiscal 2006.  There can be no assurance, however, that the Company's rationalization plan will result in cost savings or to what extent.

The Company experiences fluctuation in its gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in the competitive environment.  In addition, the Company has acquired complementary businesses over the past several years and, as part of its strategy, may continue to acquire complementary businesses.  The gross profit margins of certain acquired product lines are lower than the Company’s historical gross profit margin, which is adversely affecting the Company’s gross profit margin.  The Company is also experiencing rigorous competition in its variable message sign and weather sensing system product lines.  In addition, the Company has been affected by increased prices for certain commodities, particularly steel and resin, which can be a significant component of the cost of certain of the Company’s products and negatively impact the Company’s gross margin for certain products.  The Company does not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period.  In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities.  These estimates are made using management’s best judgment given relevant factors and available data.  Actual results could differ materially from those estimates.  Note 2 to the Company’s June 30, 2004 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company’s consolidated financial statements.   There have been no material changes in accounting policies, methods and estimates used by management.   In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements.  In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP.  The Company believes the following significant accounting policies and methods used by the Company are the most important to the presentation of the Company’s financial statements:

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

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually.  The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis.  If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value.  The goodwill impairment test is performed at the reporting unit level and is a two-step analysis.  First, the fair value of the reporting unit is compared to its book value.  If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill.  If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value.  Fair values are determined with the help of a third party appraisal firm using present value techniques.

The impairment review is highly judgmental and involves the use of significant estimates and assumptions.  These estimates and assumptions have a significant impact on the amount of any impairment charge recorded.  Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years.  Actual cash flows in the future may differ significantly from those previously forecasted.  Other significant assumptions include growth rates and the discount rate applicable to future cash flows.  The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Company’s Inform segment with $21,364,000 of the Company’s $29,503,000 of goodwill as recorded in the Company’s September 30, 2004 balance sheet.

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

FORWARD LOOKING STATEMENTS

Various statements made within the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute “forward-looking statements” for purposes of the SEC’s “safe harbor” provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended.  Any statement that addresses expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures, financial results or changes in governmental legislation, policies and conditions, is a forward-looking statement.

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications.  The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  There can be no assurance that actual results will not differ materially from the Company’s expectations.  Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and transportation safety and risks related to reductions in government expenditures; the successful completion, integration and rationalization of acquisitions; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of the Company’s products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company’s governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; and general economic conditions.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 7.A. of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

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

PART II - OTHER INFORMATION

There is not information required to be reported under any items except as indicated below:

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION

DATED:	November 8, 2004	/s/ Daniel P. Gorey
DANIEL P. GOREY
Chief Financial Officer,
Vice President and Treasurer
(Chief Financial & Accounting Officer)