Form 10-Q
period 2004-12-31
QUIXOTE CORP
filed 2005-02-09
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended December 31, 2004

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

YES   ☒       NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,800,063 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of December 31, 2004.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,
	2004	2003
Net sales	$71,434,000	$74,678,000
Cost of sales	51,455,000	50,832,000
Gross profit	19,979,000	23,846,000
Operating expenses:
Selling & administrative	18,769,000	16,964,000
Research & development	2,506,000	1,546,000
	21,275,000	18,510,000
Operating profit (loss)	(1,296,000)	5,336,000
Other income (expense):
Interest income	34,000	20,000
Interest expense	(1,395,000)	(1,002,000)
Other	560,000
	(801,000)	(982,000)
Earnings (loss) before income taxes	(2,097,000)	4,354,000
Income tax provision (benefit)	(797,000)	1,567,000
Net earnings (loss)	$(1,300,000)	$2,787,000
Per share data—basic:
Net earnings (loss)	$(.15)	$.33
Weighted average common shares outstanding	8,770,941	8,404,162
Per share data—diluted:
Net earnings (loss)	$(.15)	$.32
Weighted average common shares outstanding	8,770,941	8,710,026
Cash dividends declared per common share	$.18	$.17

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Net sales	$33,447,000	$35,494,000
Cost of sales	24,740,000	24,424,000
Gross profit	8,707,000	11,070,000
Operating expenses:
Selling & administrative	8,894,000	9,013,000
Research & development	1,246,000	830,000
	10,140,000	9,843,000
Operating profit (loss)	(1,433,000)	1,227,000
Other income (expense):
Interest income		5,000
Interest expense	(803,000)	(504,000)
Other	560,000
	(243,000)	(499,000)
Earnings (loss) before income taxes	(1,676,000)	728,000
Income tax provision (benefit)	(637,000)	262,000
Net earnings (loss)	$(1,039,000)	$466,000
Per share data—basic:
Net earnings (loss)	$(.12)	$.06
Weighted average common shares outstanding	8,780,513	8,432,133
Per share data—diluted:
Net earnings (loss)	$(.12)	$.05
Weighted average common shares outstanding	8,780,513	8,733,412
Cash dividends declared per common share	$.18	$.17

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,653,000	$2,389,000
Accounts receivable, net of allowances for doubtful accounts of $1,469,000 at December 31 and $1,872,000 at June 30	30,021,000	33,606,000
Refundable income taxes	1,999,000	3,371,000
Inventories, net:
Raw materials	12,027,000	10,162,000
Work in process	4,271,000	4,732,000
Finished goods	8,548,000	10,414,000
	24,846,000	25,308,000
Notes receivable		217,000
Deferred income tax assets	2,682,000	2,682,000
Other current assets	2,497,000	668,000
Total current assets	63,698,000	68,241,000
Property, plant and equipment, at cost	49,606,000	48,436,000
Less accumulated depreciation	(23,188,000)	(20,924,000)
	26,418,000	27,512,000
Goodwill	29,312,000	29,503,000
Intangible assets, net	7,772,000	8,249,000
Deferred income tax assets	6,099,000	6,099,000
Other assets	427,000	278,000
	$133,726,000	$139,882,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,599,000	$3,393,000
Accounts payable	9,074,000	10,723,000
Dividends payable	1,579,000	1,486,000
Accrued expenses	11,787,000	12,666,000
Total current liabilities	27,039,000	28,268,000
Long-term debt, net of current portion	44,528,000	47,014,000
Other long-term liabilities	747,000	693,000
	72,314,000	75,975,000
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 10,747,476 shares at December 31 and 10,707,440 shares at June 30	179,000	178,000
Capital in excess of par value of common stock	58,326,000	57,757,000
Retained earnings	24,550,000	27,430,000
Accumulated other comprehensive income	386,000	614,000
Treasury stock, at cost, 1,947,413 shares at December 31 and 1,951,240 shares at June 30	(22,029,000)	(22,072,000)
Total shareholders’ equity	61,412,000	63,907,000
	$133,726,000	$139,882,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2004	2003
Operating activities:
Net earnings (loss)	$(1,300,000)	$2,787,000
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation	2,371,000	2,201,000
Amortization	564,000	784,000
Gain on disposal of land	(560,000)
Provisions for losses on accounts receivable	(235,000)	350,000
Common stock issued for 401K plan	81,000
Changes in operating assets and liabilities:
Accounts receivable	3,830,000	4,840,000
Inventories	462,000	2,189,000
Other assets	(1,978,000)	(1,785,000)
Accounts payable and accrued expenses	(2,346,000)	(9,128,000)
Income taxes	1,372,000	(1,090,000)
Other long-term liabilities	(166,000)	(195,000)
Net cash provided by operating activities	2,095,000	953,000
Investing activities:
Cash paid for acquired business, net of cash acquired		(11,263,000)
Capital expenditures	(1,708,000)	(1,998,000)
Patent expenditures	(87,000)
Proceeds from sale of land	992,000
Payments received on note receivable	217,000
Net cash used in investing activities	(586,000)	(13,261,000)
Financing activities:
Proceeds from revolving credit agreement	14,500,000	22,000,000
Payments on revolving credit agreement	(14,500,000)	(9,500,000)
Payments on term loan	(2,294,000)	(1,500,000)
Payments on notes payable	(192,000)	(193,000)
Payment of semi-annual cash dividend	(1,486,000)	(1,403,000)
Proceeds from short term note	1,206,000
Proceeds from exercise of common stock options	531,000	475,000
Net cash provided by (used in) financing activities	(2,235,000)	9,879,000
Effect of exchange rate changes on cash	(10,000)	30,000
Decrease in cash and cash equivalents	(736,000)	(2,399,000)
Cash and cash equivalents at beginning of period	2,389,000	3,753,000
Cash and cash equivalents at end of period	$1,653,000	$1,354,000

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

2.     At December 31, 2004, the Company had stock option plans providing for grants of options for directors based upon a fixed calculation and grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. The cost of restricted stock granted is expensed in the period the stock is issued. The Company accounts for the stock options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No charges are made to earnings in connection with the stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock options granted.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$(1,300,000)	$2,787,000	$(1,039,000)	$466,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects		252,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(499,000)	(826,000)	(265,000)	(273,000)
Pro-forma net earnings (loss)	$(1,799,000)	$2,213,000	$(1,304,000)	$193,000
Earnings (loss) per share:
Basic—as reported	$(.15)	$.33	$(.12)	$.06
Basic—pro forma	$(.21)	$.26	$(.15)	$.02
Diluted—as reported	$(.15)	$.32	$(.12)	$.05
Diluted—pro forma	$(.21)	$.25	$(.15)	$.02

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first six months of fiscal 2005 are not necessarily indicative of the performance for the entire year. The Company’s business is seasonal with a higher level of sales in the Company’s fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net earnings (loss) available to common shareholders	$(1,300,000)	$2,787,000	$(1,039,000)	$466,000
Denominator:
Weighted average shares outstanding—basic	8,770,941	8,404,162	8,780,513	8,432,133
Effect of dilutive securities—common stock options		305,864		301,279
Weighted average shares outstanding—diluted	8,770,941	8,710,026	8,780,513	8,733,412
Net earnings (loss) per share of common stock:
Basic	$(.15)	$.33	$(.12)	$.06
Diluted	$(.15)	$.32	$(.12)	$.05

Employee stock options totaling 121,616 and 122,796 shares, respectively, for the six and three months periods ended December 31, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the six-month and three-month periods ended December 31, 2004 and 2003 and are as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Average exercise price per share	$24.67	$25.26	$24.67	$25.26
Number of shares	312,000	283,200	312,000	283,200

6.    Accumulated other comprehensive income consists of the following:

	December 31,	June 30,
	2004	2004
Currency translation adjustment:
Beginning Balance	$(46,000)	$(44,000)
Currency translation adjustment	(8,000)	(2,000)
Ending Balance	$(54,000)	$(46,000)
Unrealized loss on derivative instrument:
Beginning Balance	$660,000	$—
Change in derivative instrument	(220,000)	660,000
Ending Balance	$440,000	$660,000
Total accumulated comprehensive income	$386,000	$614,000

Comprehensive income (loss) consists of the following:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net earnings (loss)	$(1,300,000)	$2,787,000	$(1,039,000)	$466,000
Other comprehensive income:
Currency translation adjustment	(8,000)	15,000	(12,000)	9,000
Change in derivative instrument	(220,000)	287,000	151,000	241,000
Comprehensive income (loss)	$(1,528,000)	$3,089,000	$(900,000)	$716,000

7.     Effective December 1, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of the North American operations of Peek Traffic Corporation (Peek Traffic). The Company paid a purchase price of $15,693,000. The purchase price consisted of $11,263,000 in cash and 180,723 of the Company’s common stock, issued from Treasury Stock, valued at $4,430,000. The cash portion of the purchase price was obtained from the Company’s revolving credit facility. Peek Traffic is a designer, manufacturer and supplier of intelligent intersection control systems, red light enforcement systems and other transportation equipment. The results of Peek Traffic have been included in the Company’s Inform segment since the date of acquisition. The Company anticipates that the Peek Traffic business will provide future operating synergies in the traffic control market, expand the Company’s customer base in the municipal and county markets and leverage the Company’s existing technologies within the Inform segment.

The following summary presents the Company’s consolidated results of operations for each of the six-month and three-month periods ended December 31 as if the acquisition had occurred at the beginning of fiscal year 2004.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$71,434,000	$84,275,000	$33,447,000	$39,421,000
Net earnings (loss)	(1,300,000)	2,566,000	(1,039,000)	396,000
Net earnings (loss) per diluted share	$(0.15)	$0.29	$(0.12)	$0.05

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

The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2004 and 2003 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2005
SIX MONTHS
Net sales from external customers	$33,676,000	$37,758,000		$71,434,000
Operating profit (loss)	4,530,000	(1,913,000)	$(3,913,000)	(1,296,000)
Identifiable assets	50,457,000	70,800,000	12,469,000	133,726,000
THREE MONTHS
Net sales from external customers	$15,280,000	$18,167,000		$33,447,000
Operating profit (loss)	1,313,000	(893,000)	$(1,853,000)	(1,433,000)
2004
SIX MONTHS
Net sales from external customers	$35,809,000	$38,869,000		$74,678,000
Operating profit (loss)	7,851,000	1,250,000	$(3,765,000)	5,336,000
Identifiable assets	51,431,000	108,129,000	4,535,000	164,095,000
THREE MONTHS
Net sales from external customers	$16,413,000	$19,081,000		$35,494,000
Operating profit (loss)	3,368,000	(121,000)	$(2,020,000)	1,227,000

Identifiable assets of the Inform segment as of December 31, 2004 decreased to $70,800,000 from $108,129,000 as of December 31, 2003 primarily due to $32,600,000 in asset impairment charges made in the fourth quarter of the fiscal year ended June 30, 2004.

9.     Intangible assets consist of the following:

	December 31, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and licenses	$2,907,000	$1,675,000	$2,820,000	$1,597,000
Technology and installed base	2,491,000	800,000	2,491,000	700,000
Customer relationships	3,807,000	1,002,000	3,807,000	827,000
Trade names	2,250,000	206,000	2,250,000	49,000
Other	640,000	640,000	640,000	586,000
Total	$12,095,000	$4,323,000	$12,008,000	$3,759,000

Amortization expense was $564,000 and $784,000 for the six months ended December 31, 2004 and 2003, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2005 and for the four fiscal years subsequent to 2005 are as follows: $1,080,000, $1,160,000, $1,120,000, $1,055,000 and $844,000. The carrying amount of goodwill consists of $8,139,000 for the Protect and Direct segment as of December 31, 2004 and June 30, 2004. Goodwill for the Inform segment decreased to $21,173,000 as of December 31, 2004 from $21,364,000 as of June 30, 2004 due to a purchase accounting adjustment for Peek Traffic Corporation.

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

Balance, July 1, 2004	$3,672,000
Current provisions	270,000
Adjustments	(391,000)
Expenditures	(491,000)
Balance—December 31, 2004	$3,060,000

Certain amounts have been reclassified as of July 1, 2004 to conform to the presentation as of December 31, 2004.

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

Business Purchase Agreements

As part of the purchase price of UST, the Company has agreed to pay contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid through December 31, 2004. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on the $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers. The Company is leasing UST’s Santa Fe Springs, California facility and its Tecate, Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years. The Company has guaranteed its performance of its obligations under the leases. The lease commitments under the leases are included in the amounts mentioned above.

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

Bid and Performance Bonds

The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company’s performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $1,021,000 at December 31, 2004 and $3,356,000 at June 30, 2004. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

The Company has standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at December 31, 2004 was $1,166,000 and at June 30, 2004 was $762,000. The Company has included $844,000 in accrued liabilities for this exposure as of December 31, 2004.

The Company has certain non-cancellable royalty agreements, which contain certain minimum payments in the aggregate of $2,313,000 through fiscal year 2012. The Company has included $183,000 in accrued liabilities for these commitments as of December 31, 2004.

11.         Effective February 9, 2005, the Company completed a $40 million private placement of 7% convertible senior subordinated notes due February 15, 2025 (the Notes). The Company will use the net proceeds from the sale of the Notes to repay in full the term loan portion and to pay down the revolving loan portion of the Company’s bank credit facility which will create availability for working capital purposes. Upon completion of this transaction, the outstanding amount of the Company’s revolving credit facility will be approximately $7 million. The Company intends to renegotiate its bank credit arrangement on more favorable terms to provide additional financial flexibility. The Notes are convertible and redeemable under certain circumstances and provisions as defined in the related definitive agreements including the indenture under which the Notes are issued. In addition, the Company entered into a Fourth Amendment to its bank credit facility effective February 9, 2005 to permit the sale of the Notes. The Company will file a Form 8-K dated February 9, 2005 with further information related to this transaction.

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

RESULTS OF OPERATIONS

The prolonged delay in the passage of new federal highway funding legislation, coupled with state budgetary constraints, continue to have a material, negative impact on the Company’s business. The previous bill, TEA-21, expired in September 2003, but has been extended until May 2005. Until the new bill is approved, however, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by our Company. In addition, sales volume at U.S. Traffic Corporation (UST), continues to be substandard and lower than originally planned. The Company believes this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues by Segment:
Protect and Direct	$15,280,000	$16,413,000	$33,676,000	$35,809,000
Inform	18,167,000	19,081,000	37,758,000	38,869,000
	$33,447,000	$35,494,000	$71,434,000	$74,678,000
Geographic Revenues:
Domestic	$29,131,000	$31,832,000	$62,927,000	$66,987,000
International	4,316,000	3,662,000	8,507,000	7,691,000
	$33,447,000	$35,494,000	$71,434,000	$74,678,000
Operating Income (Loss) by Segment:
Protect and Direct	$1,313,000	$3,368,000	$4,530,000	$7,851,000
Inform	(893,000)	(121,000)	(1,913,000)	1,250,000
Unallocated Corporate	(1,853,000)	(2,020,000)	(3,913,000)	(3,765,000)
	$(1,433,000)	$1,227,000	$(1,296,000)	$5,336,000
Gross profit percentage	26.0%	31.2%	28.0%	31.9%
Selling and administrative expenses as a percentage of sales	26.6%	25.4%	26.3%	22.7%
Diluted earnings (loss) per share	$(0.12)	$0.05	$(0.15)	$0.32

Revenues

The Company’s net sales for the second quarter of fiscal 2005 decreased $2,047,000, or 6%, to $33,447,000 from $35,494,000 for the second quarter last year. The acquisition of Peek Traffic Corporation (Peek Traffic) in December 2003 contributed $5,821,000 of net sales during the current second quarter. Excluding the Peek Traffic acquisition, net sales decreased by $5,555,000, or 17% in the current second quarter due to lower sales in both the Protect and Direct and the Inform segments.

The Company’s net sales for the first six months of fiscal 2005 decreased $3,244,000 or 4%, to $71,434,000 from $74,678,000 in the same period last year. The acquisition of Peek Traffic contributed $12,101,000 in net sales during the current six-month period. Excluding the acquisition, net sales decreased by $13,031,000, or 18%, due to decreased sales in both segments.

Protect and Direct—Net sales for the Company’s Protect and Direct segment for the second quarter of fiscal 2005 decreased 7% to $15,280,000 from $16,413,000 for the second quarter last year. The Company believes the decrease in sales is due to state budgetary constraints and transportation funding uncertainties caused by the delay in the passage of the new federal highway funding bill. Decreased sales of permanent crash cushions, truck-mounted attenuators, flexible post delineators, and sand filled barrels were partially offset by increased sales of parts and the Triton Barrier® product line.

For the first six months of fiscal 2005, net sales for the Protect and Direct segment decreased 6% to $33,676,000 from $35,809,000 for the same period last year. Decreased sales of permanent crash cushions, flexible post delineators, truck-mounted attenuators, barrels and the Triton Barrier® product line were partially offset by increased sales of parts.

Inform—Net sales for the Company’s Inform segment for the second quarter of fiscal 2005 decreased 5% to $18,167,000 from $19,081,000 for the second quarter last year. Excluding the acquisition of Peek Traffic, sales decreased $4,422,000, or 26%, primarily due to lower sales of intersection control systems and of highway advisory radio systems. This segment continues to be affected by the absence of large contracts related to ongoing state and municipal budgetary issues.

For the first six months of fiscal 2005, net sales for the Company’s Inform segment decreased 3% to $37,758,000 from $38,869,000 for the same period last year. Excluding the acquisition of Peek Traffic, which added $12,101,000 in sales in the current period, sales for the segment decreased $10,899,000, or 30% primarily due to lower sales of intersection control systems and of highway advisory radios.

Geographic—International sales for the second quarter of fiscal 2005 increased 18% to $4,316,000 from $3,662,000 in the second quarter last year. The acquisition of Peek Traffic contributed $600,000 in international net sales for the second quarter of fiscal 2005. Domestic sales for the second quarter of fiscal 2005 decreased 8% to $29,131,000 from $31,832,000. The acquisition of Peek Traffic contributed $5,221,000 in domestic net sales in the second quarter of fiscal 2005, offset by decreased domestic sales, excluding acquisitions, for both segments.

International sales for the first six months of fiscal 2005 increased 11% to $8,507,000 from $7,691,000 for the same period last year. Sales of the Triton Barrier® product line continue to be strong in Australia. The acquisition of Peek Traffic contributed $896,000 in international net sales for the first six months of fiscal 2005. Domestic sales for the first six months of fiscal 2005 decreased 6% to $62,927,000 from $66,987,000. The acquisition of Peek Traffic contributed $11,205,000 in domestic net sales in the first six months of fiscal 2005, offset by decreased domestic sales, excluding acquisitions, for both segments.

Gross Profit Margin

The Company’s gross profit margin for the second quarter of fiscal 2005 was 26.0% compared to 31.2% for the second quarter last year due principally to lower gross profit margins in the Protect and Direct segment. The gross profit margin for the Protect and Direct segment decreased primarily due to volume inefficiencies associated with the lower level of sales and the large fixed component of the Company’s expenses, and to increased raw material costs. The gross profit margin for the Inform segment was consistent as decreased gross margins for the intersection control systems were offset by increased gross margins for weather sensing systems.

The gross profit margin for the first six-month period of fiscal 2005 was 28.0% compared to 31.9% for the same period last year due principally to lower gross profit margins generated at UST and in the Protect and Direct segment. The gross profit margin for the Protect and Direct segment for the first six months of fiscal 2005 decreased primarily due to volume inefficiencies associated with the lower level of sales and to increased raw material costs. The gross profit margin for the Inform segment was consistent as decreased gross margins for the intersection control systems were offset by increased gross margins for weather sensing systems and highway advisory radio systems.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2005 decreased $119,000, or 1%, to $8,894,000 from $9,013,000 for the second quarter last year. The inclusion of expenses from Peek Traffic in the current second quarter added $583,000 not comparable to the second quarter last year. Excluding Peek Traffic results, selling and administrative expenses for the second quarter of fiscal 2005 decreased $702,000, or 8%, compared to the second quarter last year. This was partially due to lower costs at UST which were caused by planned cost reductions, including lower personnel costs. Selling and administrative expenses increased as a percentage of sales to 26.6% for the second quarter of 2005 from 25.4% last year, due to the decrease in sales and the fixed nature of most of the Company’s selling and administrative expenses.

Selling and administrative expenses for the first six months of fiscal 2005 increased $1,805,000, or 11%, to $18,769,000 from $16,964,000 for the same period last year due to the inclusion of expenses from Peek Traffic which added $2,366,000 for the current six-month period. Excluding Peek Traffic results, selling and administrative expenses decreased $140,000, or 1%, for the first six months of fiscal 2005 primarily related to lower costs at UST due to cost reduction programs. Selling and administrative expenses increased as a percentage of sales to 26.3% for the first six months of fiscal 2005 compared to 22.7% last year, due to the decrease in sales and the fixed nature of most of the Company’s selling and administrative expenses.

Research and Development

Research and development expenditures were $1,246,000 for the second quarter of fiscal 2005 compared to $830,000 for the second quarter last year. Research and development expenditures were $2,506,000 for the current six-month period compared with $1,546,000 for the same period last year. The increases of $416,000 and $960,000, respectively, were primarily due to the inclusion of research and development expenditures at Peek Traffic, increased expenditures at UST as they work on upgrades and enhancements to their existing product lines, and to increased inside and outside development costs for other projects. The Company continues to invest in development projects for new applications as well as upgrades and modifications to existing products.

Operating Profit (Loss)

For the second quarter of fiscal 2005, the operating loss was $1,433,000 compared to operating profit of $1,227,000 for the second quarter of fiscal 2004. Operating profit for the Protect and Direct Group decreased to $1,313,000 for the second quarter of fiscal 2005 from $3,368,000 for the second quarter last year. The Inform Group operating loss of $893,000 compared to an operating loss of $121,000 for the second quarter of last year. Excluding the results of the acquisition of Peek Traffic, the operating loss for the Inform Group was $1,710,000 compared to $252,000 for the second quarter last year.

For the first six months of fiscal 2005, the operating loss was $1,296,000 compared to operating profit of $5,336,000 for the first six months last year. For the six months ended December 31, 2004, operating profit for the Protect and Direct Group decreased to $4,530,000 from $7,851,000 for the same period last year. The Inform Group operating loss of $1,913,000 compared to operating profit of $1,250,000 for the same period last year. Excluding the results of the acquisition of Peek Traffic, the operating loss for the Inform Group was $3,575,000 compared to operating profit of $1,120,000 for the same period last year.

Interest Expense

Interest expense for the second quarter of fiscal 2005 increased to $803,000 from $504,000 for the second quarter last year. Interest expense for the first six months of fiscal 2005 increased to $1,395,000 from $1,002,000 for the same six-month period last year. The increases were due to the higher level of average long-term debt since the acquisition of Peek Traffic in December 2003, and to higher interest rates. The interest rate on the Company’s credit agreement is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average rate was 5.5% as of December 31, 2004.

Other Income

The Company received proceeds of $992,000 from the sale of land and recorded a gain on sale of $560,000 as other income during the second quarter of fiscal 2005.

Provision for Income Taxes

The income tax benefit for the second quarter of fiscal 2005 was $637,000 and was $797,000 for the first six months of fiscal 2005.

Net Earnings (Loss)

The net loss for the second quarter of fiscal 2005 was $1,039,000, or $0.12 cents per diluted share, compared to net earnings of $466,000, or $0.05 cents per diluted share, for the second quarter last year. The net loss for the first six-month period was $1,300,000, or $0.15 cents per diluted share, compared to net earnings of $2,787,000, or $0.32 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Please refer to Note 11 included in this Form 10-Q when reviewing this section.

Liquidity and Capital Resources

The Company’s principal sources of funds historically have been cash flows from operations and borrowings from banks. The Company had cash and cash equivalents of $1,653,000 as of December 31, 2004 and access to additional funds of $11 million under a bank credit agreement which currently expires as of May 16, 2006. The Company believes that this credit agreement is an important source of liquidity. The credit agreement provides for a $38 million secured revolving credit facility and a term loan agreement with $14,706,000 outstanding at December 31, 2004. Principal on the term loan is payable quarterly in installments of $750,000, plus interest. The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that the Company meet certain consolidated financial criteria, including minimum levels of consolidated net worth, EBITDA (as defined in the agreement), and capital expenditures. Dividend payments are limited by a maximum amount outstanding against the revolving credit facility of $33 million, minus the amount of such dividend payment. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the banks.

Effective June 30, 2004 and during September 2004, the Company entered into two amendments to the credit agreement, modifying certain covenants, pledging the Company’s assets as collateral and reducing the maximum amount of availability under the revolving credit facility to $38 million to avoid the occurrence of events of default relating to certain covenants and financial ratios. The Company is currently in compliance with its debt covenants as of December 31, 2004. However, the Company’s ability to remain in compliance in the future is dependent upon the Company’s future performance and may be affected in part by events beyond its control, including the prolonged delay in the passage of new federal highway legislation. While the Company currently expects to be in compliance with the current agreement, there can be no assurance that the Company will generate sufficient earnings and cash flow to remain in compliance or that it will be able to obtain future amendments to the agreement, if necessary, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the agreement, $41,706,000 as of December 31, 2004, to be due and currently payable and the Company would negotiate a new credit agreement. However, there can be no assurance that the Company would be able to obtain a new credit agreement with satisfactory terms and conditions within an acceptable time period.

The Company’s outstanding borrowings were $49,127,000, or 44% of total capitalization, as of December 31, 2004, of which $41,706,000 was outstanding related to the bank credit facility. This compares to $50,407,000, or 44% of total capitalization, as of June 30, 2004. Included in the amounts outstanding related to the bank credit facility were borrowings against the revolving credit facility of $27,000,000 as of

December 31, 2004 and June 30, 2004. The amount of standby letters of credit outstanding was $1,166,000 as of December 31, 2004 and was $762,000 as of June 30, 2004.

Cash Flows

Cash flows provided by operations increased to $2,095,000 during the first half of fiscal 2005 compared to $953,000 in the first half of fiscal 2004. In the first six months of both fiscal 2005 and 2004, cash flow generated by operations was primarily derived from earnings before non-cash expenses such as depreciation and amortization. The increase in cash generated by operating activities in the first half of fiscal 2005 reflects decreased working capital, in particular, decreases in accounts receivable and inventories. The receipt of income tax refunds of approximately $2 million in the first quarter of fiscal 2005 added to these inflows. In the first half of fiscal 2004, an investment in working capital, primarily at UST, through the payment of accounts payable and accrued expenses in the first quarter of fiscal 2004 was offset by decreases in the level of accounts receivable and inventory.

Investing activities used cash of $586,000 during the first six months of fiscal 2005, compared to $13,261,000 in the first six months of the prior year. Expenditures during fiscal 2005 included $1,795,000 for capital and patent expenditures, which were offset by $992,000 in proceeds received from the sale of land and $217,000 proceeds received from the final payment of a note receivable.

Financing activities used cash of $2,235,000 during the first six months of fiscal 2005, compared to $9,879,000 in cash provided by financing activities during the first six months of fiscal 2004. During the first half of 2005, there was no net change in borrowings against the Company’s outstanding revolving credit facility and the Company paid $2,294,000 against the term loan and paid $192,000 on other notes payable. Also during the first half of fiscal 2005, the Company received cash of $1,206,000 in connection with short-term interim notes payable in connection with a leasing arrangement of equipment relating to a paint line in the process of construction. Upon completion of the project in the third quarter, the notes payable will be cancelled and the Company will begin to make lease payments on the equipment. The Company also received cash of $531,000 from the exercise of common stock options. The payment of the Company’s semi-annual cash dividend used cash of $1,486,000. The Company has paid a semi-annual dividend since 1993 and plans to continue to do so. However, per the Company’s current credit agreement, dividend payments are limited by a maximum amount outstanding against the revolving credit facility of $33 million, minus the amount of such dividend payment.

For the remainder of fiscal 2005, the Company anticipates needing less than an additional $2,000,000 in cash for capital and patent expenditures. The Company may require additional investments in working capital to maintain growth. The Company may also need additional funds as it considers acquiring businesses that complement its existing operations or to repurchase its own common stock from time to time. These expenditures will be financed either through the Company’s cash on-hand, cash generated from its operations or from borrowings available under the Company’s bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for planned operating and capital requirements in the near term. The Company may also enter into other debt or equity financing arrangements, if available on favorable terms.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The following table presents the Company’s contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2004:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt	$49,127	$4,599	$6,822	$10,706	$27,000
Operating leases	17,828	3,762	5,744	3,057	5,265
Minimum royalty payments	2,313	513	600	600	600
Total	$69,268	$8,874	$13,166	$14,363	$32,865

FUTURE OUTLOOK

The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company’s products. The Company believes this is due principally to the prolonged delay in the passage of new federal highway legislation as well as revenue shortfalls and budget constraints at the state level. The previous highway funding bill, TEA-21, expired in September 2003, but has been extended through May 31, 2005.  The timing of the passage of the new highway legislation is uncertain. Until new legislation is passed, the transportation safety allotment in federal and state budgets will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by the Company.  Even if a new bill is passed in the first half of calendar 2005, the Company may not realize the benefit of the bill’s passage until fiscal 2006.

The substandard sales volumes and operating losses at UST are expected to continue during fiscal 2005 and into the first half of fiscal 2006.  The Company is continuing to implement its plan to rationalize portions of the UST and Peek Traffic operations which includes integrating product offerings, outsourcing non-critical component parts and focusing manufacturing facilities to obtain greater synergies.  Under the current plan, the Company expects the combined results of the UST and Peek Traffic operations to be profitable by early fiscal 2006, although there can be no assurance that the Company will achieve this objective.

The Company experiences fluctuation in its gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in the competitive environment. In addition, the Company has acquired complementary businesses over the past several years and, as part of its strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines are lower than the Company’s historical gross profit margin, which is adversely affecting the Company’s gross profit margin. The Company is also experiencing rigorous competition in its variable message sign and weather sensing system product lines. In addition, the Company has been affected by increased prices for certain commodities, particularly steel and resin, which can be a significant component of the cost of certain of the Company’s products and negatively impact the Company’s gross margin for certain products as the Company has generally been unable to increase product prices to offset those commodity price increases. There can be no assurance that these trends will improve significantly in the near future.

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Company’s Inform segment with $21,173,000 of the Company’s $29,312,000 of goodwill recorded in the Company’s December 30, 2004 balance sheet.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R is effective July 1, 2005 for the Company and may be adopted using a modified prospective method or a modified retrospective method. The Company is currently evaluating the adoption alternatives and the impact to the Company and expects to complete its evaluation during the fourth quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective July 1, 2005 for the Company. The Company is currently evaluating the impact that this statement will have on the Company’s financial position and results of operations.

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Risks and uncertainties and other factors could cause actual results to differ materially from the Company’s expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion, integration and rationalization of acquisitions; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of the Company’s products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company’s governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; and general economic conditions.

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

PART II—OTHER INFORMATION

There is not information required to be reported under any items except as indicated below:

ITEM 4.   Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on November 18, 2004.  The matters voted on at the Annual Meeting were as follows:

(i) The election of William G. Fowler and Robert D. van Roijen, Jr. to serve as directors.

(ii) The approval of an amendment to the Company’s 2001 Employee Stock Incentive Plan.

(iii) The approval of an amendment to the Company’s 2001 Non-Employee Directors Stock Option Plan.

(iv) The ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm.

Messrs. Fowler and van Roijen were elected and all other matters were approved as a result of the following stockholder votes:

	For	Against	Abstain or Withheld	Broker No Vote
(i) Election of Directors
William G. Fowler	7,644,905		393,918
Robert D. van Roijen, Jr	7,631,904		406,919
(ii) Approval of amendment to
2001 Employee Incentive Plan	6,041,629	1,486,221	21,900	489,073
(iii) Approval of amendment to 2001 Non-Employee Directors Stock Option Plan	6,174,783	1,352,997	21,970	489,073
(iv) Ratification of Grant Thornton LLP	7,984,308	40,728	13,787

ITEM 6.   Exhibits

(a)          Exhibits

31             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: February 9, 2005	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer,
Vice President and Treasurer
(Chief Financial & Accounting Officer)