Form 10-Q
period 2005-03-31
QUIXOTE CORP
filed 2005-05-09
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,831,657 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of March 31, 2005.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Net sales	$106,386,000	$110,847,000
Cost of sales	74,394,000	77,017,000
Gross profit	31,992,000	33,830,000
Operating expenses:
Selling & administrative	29,515,000	26,404,000
Research & development	4,004,000	2,549,000
	33,519,000	28,953,000
Operating profit (loss)	(1,527,000)	4,877,000
Other income (expense):
Interest income	34,000	25,000
Interest expense	(2,359,000)	(1,590,000)
Other	560,000	(212,000)
	(1,765,000)	(1,777,000)
Earnings (loss) before income taxes	(3,292,000)	3,100,000
Income tax benefit	(1,251,000)	(133,000)
Net earnings (loss)	$(2,041,000)	$3,233,000
Per share data—basic:
Net earnings (loss)	$(.23)	$.38
Weighted average common shares outstanding	8,782,566	8,495,076
Per share data—diluted:
Net earnings (loss)	$(.23)	$.37
Weighted average common shares outstanding	8,782,566	8,767,932
Cash dividends declared per common share	$.18	$.17

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$34,952,000	$36,169,000
Cost of sales	22,939,000	26,185,000
Gross profit	12,013,000	9,984,000
Operating expenses:
Selling & administrative	10,746,000	9,440,000
Research & development	1,498,000	1,003,000
	12,244,000	10,443,000
Operating loss	(231,000)	(459,000)
Other income (expense):
Interest income		5,000
Interest expense	(964,000)	(588,000)
Other		(212,000)
	(964,000)	(795,000)
Loss before income taxes	(1,195,000)	(1,254,000)
Income tax benefit	(454,000)	(1,700,000)
Net earnings (loss)	$(741,000)	$446,000
Per share data—basic:
Net earnings (loss)	$(.08)	$.05
Weighted average common shares outstanding	8,806,333	8,660,921
Per share data—diluted:
Net earnings (loss)	$(.08)	$.05
Weighted average common shares outstanding	8,806,333	8,881,492

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$669,000	$2,389,000
Accounts receivable, net of allowances for doubtful accounts of $1,538,000 at March 31 and $1,872,000 at June 30	31,820,000	33,606,000
Refundable income taxes	2,659,000	3,371,000
Inventories, net:
Raw materials	12,044,000	10,162,000
Work in process	4,486,000	4,732,000
Finished goods	8,221,000	10,414,000
	24,751,000	25,308,000
Notes receivable		217,000
Deferred income tax assets	2,682,000	2,682,000
Other current assets	1,547,000	668,000
Total current assets	64,128,000	68,241,000
Property, plant and equipment, at cost	51,921,000	48,436,000
Less accumulated depreciation	(26,564,000)	(20,924,000)
	25,357,000	27,512,000
Goodwill	29,312,000	29,503,000
Intangible assets, net	7,542,000	8,249,000
Deferred income tax assets	6,099,000	6,099,000
Other assets	2,745,000	278,000
	$135,183,000	$139,882,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2005	June 30, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$393,000	$3,393,000
Accounts payable	6,772,000	10,723,000
Dividends payable		1,486,000
Accrued expenses	12,128,000	12,666,000
Total current liabilities	19,293,000	28,268,000
Long-term debt, net of current portion	53,723,000	47,014,000
Other long-term liabilities	1,125,000	693,000
	74,141,000	75,975,000
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 10,761,271 shares at March 31 and 10,707,440 shares at June 30	179,000	178,000
Capital in excess of par value of common stock	58,579,000	57,757,000
Retained earnings	23,809,000	27,430,000
Accumulated other comprehensive income	302,000	614,000
Treasury stock, at cost, 1,929,614 shares at March 31 and 1,951,240 shares at June 30	(21,827,000)	(22,072,000)
Total shareholders’ equity	61,042,000	63,907,000
	$135,183,000	$139,882,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating activities:
Net earnings (loss)	$(2,041,000)	$3,233,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,337,000	3,474,000
Amortization	996,000	1,316,000
(Gain) Loss on disposal of assets	(560,000)	212,000
Provisions for losses on accounts receivable	(166,000)	252,000
Common stock issued for 401k plan	391,000
Changes in operating assets and liabilities:
Accounts receivable	1,955,000	5,758,000
Inventories	551,000	2,267,000
Other assets	(935,000)	(575,000)
Accounts payable and accrued expenses	(4,310,000)	(8,263,000)
Income taxes	712,000	(2,668,000)
Other long-term liabilities	(228,000)	(436,000)
Net cash provided by (used in) operating activities.	(298,000)	4,570,000
Investing activities:
Cash paid for acquired business, net of cash acquired		(11,263,000)
Capital expenditures	(2,820,000)	(3,285,000)
Patent expenditures	(114,000)
Proceeds from sale of asset	992,000
Payments received on note receivable	217,000
Proceeds from sale/leaseback	1,206,000
Net cash used in investing activities	(519,000)	(14,548,000)
Financing activities:
Net proceeds from convertible debt offering	37,395,000
Proceeds from revolving credit agreement	10,650,000	28,750,000
Payments on revolving credit agreement	(29,650,000)	(13,250,000)
Payments on term loan	(17,000,000)	(1,500,000)
Payments on notes payable	(291,000)	(801,000)
Proceeds from interest rate swap	394,000
Payment of semi-annual cash dividend	(3,066,000)	(2,828,000)
Proceeds from exercise of common stock options	677,000	1,884,000
Net cash provided by (used in) financing activities	(891,000)	12,255,000
Effect of exchange rate changes on cash	(12,000)	(7,000)
Increase (decrease) in cash and cash equivalents.	(1,720,000)	2,270,000
Cash and cash equivalents at beginning of period	2,389,000	3,753,000
Cash and cash equivalents at end of period	$669,000	$6,023,000

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

2.     At March 31, 2005, the Company had stock option plans providing for grants of options for directors based upon a fixed calculation and grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. The cost of restricted stock granted is expensed in the period the stock is issued. The Company accounts for the stock options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No charges are made to earnings in connection with the stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock options granted.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$(2,041,000)	$3,233,000	$(741,000)	$446,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects		252,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(779,000)	(1,075,000)	(280,000)	(249,000)
Pro-forma net earnings (loss)	$(2,820,000)	$2,410,000	$(1,021,000)	$197,000
Earnings (loss) per share:
Basic—as reported	$(.23)	$.38	$(.08)	$.05
Basic—pro forma	$(.32)	$.28	$(.12)	$.02
Diluted—as reported	$(.23)	$.37	$(.08)	$.05
Diluted—pro forma	$(.32)	$.27	$(.12)	$.02

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first nine months of fiscal 2005 are not necessarily indicative of the performance for the entire year. The Company’s business is seasonal with a higher level of sales in the Company’s fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Net earnings (loss) available to common shareholders	$(2,041,000)	$3,233,000	$(741,000)	$446,000
Denominator:
Weighted average shares outstanding—basic	8,782,566	8,495,076	8,806,333	8,660,921
Effect of dilutive securities—common stock options		272,856		220,571
Weighted average shares outstanding—diluted	8,782,566	8,767,932	8,806,333	8,881,492
Net earnings (loss) per share of common stock:
Basic	$(.23)	$.38	$(.08)	$.05
Diluted	$(.23)	$.37	$(.08)	$.05

Employee stock options totaling 113,947 and 100,052 shares, respectively, for the nine and three months periods ended March 31, 2005 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for both the nine-month and three-month periods ended March 31, 2005 and 2004 and are as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Average exercise price per share	$24.67	$25.25	$22.73	$25.19
Number of shares	311,100	281,500	492,400	295,200

6.     Accumulated other comprehensive income consists of the following:

	March 31,	June 30,
	2005	2004
Currency translation adjustment:
Beginning Balance	$(46,000)	$(44,000)
Currency translation adjustment	(27,000)	(2,000)
Ending Balance	$(73,000)	$(46,000)
Unrealized loss on derivative instrument:
Beginning Balance	$660,000	$—
Change in derivative instrument	(285,000)	660,000
Ending Balance	$375,000	$660,000
Total accumulated comprehensive income	$302,000	$614,000

Comprehensive income (loss) consists of the following:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings (loss)	$(2,041,000)	$3,233,000	$(741,000)	$446,000
Other comprehensive income:
Currency translation adjustment	(27,000)	(22,000)	(19,000)	(37,000)
Change in derivative instrument	(285,000)	(138,000)	(65,000)	(425,000)
Comprehensive income (loss)	$(2,353,000)	$3,073,000	$(825,000)	$(16,000)

The Company’s derivative instrument, an interest rate swap arrangement, was liquidated during February 2005 and the Company received $394,000 in cash. The current market value of the interest rate swap arrangement as of the date of liquidation included in accumulated other comprehensive income is being amortized over the remaining life of the originally forecasted transaction.

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

The following summary presents the Company’s consolidated results of operations for the nine-month period ended March 31 as if the acquisition had occurred at the beginning of fiscal year 2004.

	Nine Months Ended
	March 31,
	2005	2004
Net sales	$106,386,000	$120,444,000
Net earnings (loss)	(2,041,000)	2,998,000
Net earnings (loss) per diluted share	$(0.23)	$0.34

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

The following table presents financial information about reported segments for the nine-month and three-month periods ended March 31, 2005 and 2004 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and		Unallocated
	Direct	Inform	Corporate	Total
2005
NINE MONTHS
Net sales from external customers	$52,093,000	$54,293,000		$106,386,000
Operating profit (loss)	8,551,000	(3,848,000)	$(6,230,000)	(1,527,000)
Identifiable assets	53,110,000	67,455,000	14,618,000	135,183,000
THREE MONTHS
Net sales from external customers	$18,417,000	$16,535,000		$34,952,000
Operating profit (loss)	4,021,000	(1,935,000)	$(2,317,000)	(231,000)
2004
NINE MONTHS
Net sales from external customers	$52,752,000	$58,095,000		$110,847,000
Operating profit (loss)	11,293,000	(349,000)	$(6,067,000)	4,877,000
Identifiable assets	53,570,000	104,422,000	10,518,000	168,510,000
THREE MONTHS
Net sales from external customers	$16,943,000	$19,226,000		$36,169,000
Operating profit (loss)	3,443,000	(1,600,000)	$(2,302,000)	(459,000)

Identifiable assets of the Inform segment as of March 31, 2005 decreased to $67,455,000 from $104,422,000 as of March 31, 2004 primarily due to $32,600,000 in asset impairment charges made in the fourth quarter of the fiscal year ended June 30, 2004.

9.     Intangible assets consist of the following:

	March 31, 2005		June 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and licenses	$2,934,000	$1,714,000	$2,820,000	$1,597,000
Technology and installed base	2,491,000	849,000	2,491,000	700,000
Customer relationships	3,807,000	1,092,000	3,807,000	827,000
Trade names	2,250,000	285,000	2,250,000	49,000
Other	640,000	640,000	640,000	586,000
Total	$12,122,000	$4,580,000	$12,008,000	$3,759,000

Amortization expense was $821,000 and $1,316,000 for the nine months ended March 31, 2005 and 2004, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2005 and for the four fiscal years subsequent to 2005 are as follows: $1,081,000, $1,161,000, $1,121,000, $1,057,000 and $845,000. The carrying amount of goodwill consists of $8,139,000 for the Protect and Direct segment as of March 31, 2005 and June 30, 2004. Goodwill for the Inform segment decreased to $21,173,000 as of March 31, 2005 from $21,364,000 as of June 30, 2004 due to a purchase accounting adjustment for Peek Traffic Corporation.

10.   Disclosures regarding each group of similar guarantees, commitments and contingencies are provided below.

Lease Commitments

The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreements. These operating leases include options for renewal. Annual minimum future rental payments for lease commitments will be approximately $3,880,000 in fiscal year 2005, $6,382,000 in fiscal years 2006 through 2007, $3,695,000 in fiscal years 2008 through 2009 and $5,451,000 thereafter, for an aggregate of $19,408,000.

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

Balance, July 1, 2004	$3,672,000
Current provisions	333,000
Adjustments	(894,000)
Expenditures	(464,000)
Balance—March 31, 2005	$2,647,000

Certain amounts have been reclassified as of July 1, 2004 to conform to the presentation as of March 31, 2005.

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

Business Purchase Agreements

As part of the purchase price of UST, the Company has agreed to pay contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid through March 31, 2005. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on the $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers. The Company is leasing UST’s Santa Fe Springs, California facility and its Tecate, Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years. The Company has guaranteed its performance of its obligations under the leases. The lease commitments under the leases are included in the amounts mentioned above.

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

Bid and Performance Bonds

The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company’s performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $1,833,000 at March 31, 2005 and $3,356,000 at June 30, 2004. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

The Company has standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at March 31, 2005 was $1,166,000 and at June 30, 2004 was $762,000. The Company has included $1,012,000 in accrued liabilities for this exposure as of March 31, 2005.

The Company has certain non-cancellable royalty agreements, which contain certain minimum payments in the aggregate of $2,313,000 through fiscal year 2012. The Company has included $247,000 in accrued liabilities for these commitments as of March 31, 2005.

11.   During February 2005, the Company sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. Debt issue costs representing direct costs incurred related to the issuance of the Notes in the amount of $2,605,000 were recorded in other assets and are being amortized into interest expense over five years, the effective term of the Notes. The net proceeds were used to pay off the Company’s bank term loan and reduce the amount of its revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of the Company’s stock on the close of the transaction. If fully converted, the notes would convert into approximately 1,544,000 shares of the Company’s common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reaches approximately $1.20 per share. The notes are fully redeemable by the Company at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest. The investors may require the Company to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020. Interest is payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2005.

During April 2005, the Company entered into a new bank credit agreement with a secured revolving credit facility of $30 million. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery & equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, the Company will also be required to maintain a maximum senior leverage ratio. Under certain conditions, the Company may request a release of all security interests after June 30, 2006, at which time the Company would no longer be subject to a borrowing base formula, but would be subject to several financial covenants.

PART I—FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. The Company’s operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. The Company’s two reportable segments are—the manufacture and sale of highway and transportation safety products which “Protect and Direct”, and the manufacture and sale of products and services which “Inform” that are often referred to as Intelligent Transportation Systems (ITS) products. The Company’s Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Company’s Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include intelligent intersection control systems; mobile and permanent variable message signs; advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions; computerized highway advisory radio transmitting systems; automated red light enforcement systems; and other transportation equipment.

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

RESULTS OF OPERATIONS

The prolonged delay in the passage of new federal highway funding legislation, coupled with state budgetary constraints, continue to have a material, negative impact on the Company’s business. The previous bill, TEA-21, expired in September 2003, but has currently been extended until May 31, 2005. Until the new bill is approved, however, multi-year funding for transportation safety by the federal government will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact state spending for the products and services offered by our Company. In addition, sales volume at U.S. Traffic Corporation (UST) continues to be substandard and lower than originally planned. The Company believes this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2005	2004	2005	2004
Revenues by Segment:
Protect and Direct	$18,417,000	$16,943,000	$52,093,000	$52,752,000
Inform	16,535,000	19,226,000	54,293,000	58,095,000
	$34,952,000	$36,169,000	$106,386,000	$110,847,000
Geographic Revenues:
Domestic	$30,852,000	$32,634,000	$93,779,000	$99,621,000
International	4,100,000	3,535,000	12,607,000	11,226,000
	$34,952,000	$36,169,000	$106,386,000	$110,847,000
Operating Income by Segment:
Protect and Direct	$4,021,000	$3,443,000	$8,551,000	$11,293,000
Inform	(1,935,000)	(1,600,000)	(3,848,000)	(349,000)
Unallocated Corporate	(2,317,000)	(2,302,000)	(6,230,000)	(6,067,000)
	$(231,000)	$(459,000)	$(1,527,000)	$4,877,000
Gross profit percentage	34.4%	27.6%	30.1%	30.5%
Selling and administrative expenses as a percentage of sales	30.7%	26.1%	27.7%	23.8%
Diluted earnings per share	$(.08)	$.05	$(.23)	$.37

Revenues

The Company’s net sales for the third quarter of fiscal 2005 decreased $1,217,000, or 3%, to $34,952,000 from $36,169,000 for the third quarter last year, as increased sales in the Protect and Direct segment were more than offset by decreased sales in the Inform segment.

The Company’s net sales for the first nine months of fiscal 2005 decreased $4,461,000 or 4%, to $106,386,000 from $110,847,000 in the same period last year, due to decreased sales in both segments. Peek Traffic contributed $22,128,000 net sales in fiscal 2005, compared to the $8,220,000 in sales contributed for the four months since the acquisition in December 2003 included in fiscal 2004. Excluding the Peek Traffic acquisition, net sales decreased by 18% over the prior period.

Protect and Direct—Net sales for the Company’s Protect and Direct segment for the third quarter of fiscal 2005 increased 9% to $18,417,000 from $16,943,000 for the third quarter last year. Increased sales of truck-mounted attenuators and parts were partially offset by lower sales of delineators.

For the first nine months of fiscal 2005, net sales for the Protect and Direct segment decreased 1% to $52,093,000 from $52,752,000 for the same period last year. Decreased sales of sand-filled barrels and delineator products were partially offset by increased sales of parts.

Inform—Net sales for the Company’s Inform segment for the third quarter of fiscal 2005 decreased 14% to $16,535,000 from $19,226,000 for the third quarter last year, primarily due to lower sales of intersection control systems and of highway advisory radio systems. This segment continues to be affected by the absence of large contracts related to ongoing state and municipal budgetary issues.

For the first nine months of fiscal 2005, net sales for the Company’s Inform segment decreased 7% to $54,293,000 from $58,095,000 for the same period last year. Excluding the acquisition of Peek Traffic, sales for the segment decreased $17,710,000, or 36% primarily due to lower sales of intersection control systems and of highway advisory radios.

Geographic—International sales for the third quarter of fiscal 2005 increased 16% to $4,100,000 from $3,535,000 in the third quarter last year. Domestic sales for the third quarter of fiscal 2005 decreased 5% to $30,852,000 from $32,634,000.

International sales for the first nine months of fiscal 2005 increased 12% to $12,607,000 from $11,226,000 for the same period last year due to strong sales in Europe and the Asia-Pacific region. Sales of the Triton Barrier® product line also continue to be strong in Australia. Domestic sales for the first nine months of fiscal 2005 decreased 6% to $93,779,000 from $99,621,000.

Gross Profit Margin

The Company’s gross profit margin for the third quarter of fiscal 2005 was 34.4% compared to 27.6% for the third quarter last year due to higher gross profit margins in both the Protect and Direct and the Inform segments. The gross profit margin for the Protect and Direct segment increased primarily due to volume efficiencies associated with the higher level of sales, offset somewhat by increased raw material costs. The gross profit margin for the Inform segment increased as improved gross margins for highway advisory radios and sensing systems were partially offset by lower gross margins for intersection control systems.

The gross profit margin for the first nine-month period of fiscal 2005 was 30.1% compared to 30.5% for the same period last year due principally to lower gross profit margins generated at UST and in the Protect and Direct segment. The gross profit margin for the Protect and Direct segment for the first nine months of fiscal 2005 decreased primarily due to volume inefficiencies associated with the lower level of sales and increased raw material costs. The gross profit margin for the Inform segment improved slightly due to favorable product sales mix.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2005 increased $1,306,000, or 14%, to $10,746,000 from $9,440,000 for the third quarter last year. This was primarily due to variable costs associated with the higher level of sales for the Protect and Direct segment. Selling and administrative expenses increased as a percentage of sales to 30.7% for the third quarter of 2005 from 26.1% last year, due to the increase in sales.

Selling and administrative expenses for the first nine months of fiscal 2005 increased $3,111,000, or 12%, to $29,515,000 from $26,404,000 for the same period last year due to the inclusion of expenses from Peek Traffic which added $1,990,000 for the current nine-month period, not comparable to the prior period. Excluding Peek Traffic results, selling and administrative expenses increased $1,121,000, or 5%, for the first nine months of fiscal 2005 primarily related to higher costs in the Protect and Direct segment. Selling and administrative expenses increased as a percentage of sales to 27.7% for the first nine months of fiscal 2005 compared to 23.8% last year, due to the decrease in sales and the fixed nature of most of the Company’s selling and administrative expenses.

Research and Development

Research and development expenditures were $1,498,000 for the third quarter of fiscal 2005 compared to $1,003,000 for the third quarter last year. The increase of $495,000 was primarily due to increased expenditures in the Protect and Direct segment related to the development of new crash cushions and to increased expenditures at UST as they work on upgrades and enhancements to their existing product lines.

Research and development expenditures were $4,004,000 for the current nine-month period compared with $2,549,000 for the same period last year. The increase of $1,455,000, was partially due to the inclusion of research and development expenditures at Peek Traffic, which added $224,000 in expenses not comparable to the prior period. The remaining increased expenditures were due to work on new crash cushions, to increased expenses at UST as it works on upgrades and enhancements to its existing product lines, and to increased inside and outside development costs for other projects. The Company continues to invest in development projects for new applications as well as upgrades and modifications to existing products.

Operating Profit (Loss)

For the third quarter of fiscal 2005, the operating loss was $231,000 compared to an operating loss of $459,000 for the third quarter of fiscal 2004. Operating profit for the Protect and Direct Group increased to $4,021,000 for the third quarter of fiscal 2005 from $3,443,000 for the third quarter last year. The Inform Group operating loss of $1,935,000 compared to an operating loss of $1,600,000 for the third quarter of last year.

For the first nine months of fiscal 2005, the operating loss was $1,527,000 compared to operating profit of $4,887,000 for the first nine months last year. For the nine months ended March 31, 2005, operating profit for the Protect and Direct Group decreased to $8,551,000 from $11,293,000 for the same period last year. The Inform Group operating loss of $3,848,000 compared to an operating loss of $349,000 for the same period last year. Peek Traffic contributed an operating profit of $1,757,000 in the current period not comparable to the prior period.

Interest Expense

Interest expense for the third quarter of fiscal 2005 increased to $964,000 from $588,000 for the third quarter last year, due to higher interest rates and to the amortization of debt issuance costs. Interest expense for the first nine months of fiscal 2005 increased to $2,359,000 from $1,590,000 for the same nine-month period last year. The increase was due to the higher level of average long-term debt since the acquisition of Peek Traffic in December 2003, to higher interest rates and to the amortization of debt issuance costs. The interest rate on the Company’s credit agreement is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average rate was 6.3% as of March 31, 2005. The interest rate on the Company’s $40 million in Convertible Senior Subordinated Notes is 7%.

Other Income

The Company received proceeds of $992,000 from the sale of land and recorded a gain on sale of $560,000 as other income during the second quarter of fiscal 2005. The Company recorded a loss on disposal of fixed assets of $212,000 in the third quarter of fiscal 2004 in connection with the relocation of the Company’s Chicago headquarters.

Provision for Income Taxes

The income tax benefit for the third quarter of fiscal 2005 was $454,000 and was $1,251,000 for the first nine months of fiscal 2005. The income tax benefit for the third quarter and nine-month period of fiscal 2004 included an income tax benefit of $1,249,000, or $0.14 per diluted share, which was primarily related to the favorable settlement of a tax audit.

Net Earnings (Loss)

The net loss for the third quarter of fiscal 2005 was $741,000, or $0.08 cents per diluted share, compared to net earnings of $446,000, or $0.05 cents per diluted share, for the third quarter last year. The net loss for the first nine-month period was $2,041,000, or $0.23 cents per diluted share, compared to net earnings of $3,233,000, or $0.37 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of funds historically have been cash flows from operations and borrowings from banks. The Company had cash and cash equivalents of $669,000 as of March 31, 2005 and access to additional funds under a bank credit agreement. During February 2005, the Company sold $40 million of 7% Convertible Senior Subordinated Notes due February 15, 2025. The proceeds from the sale of the Notes were used to pay off the Company’s existing term loan and pay down the revolving credit facility. During April 2005, the Company entered into an amended and restated bank credit agreement with the LaSalle Bank. The Company believes that this credit agreement is an important source of liquidity. The credit agreement provides for a $30 million secured revolving credit facility. The agreement contains both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that the Company meet certain consolidated financial criteria, including a maximum senior leverage ratio (as defined in the agreement) effective June 30, 2006. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement currently expires in April 2008, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the Bank. The Company is currently in compliance with its debt covenants as of March 31, 2005.

The Company’s outstanding borrowings were $54,116,000, or 47% of total capitalization, as of March 31, 2005, of which $8,000,000 was related to the bank credit facility. This compares to $50,407,000, or 44% of total capitalization, as of June 30, 2004. Included in the amount outstanding as of March 31, 2005 was $40,000,000 in Convertible Senior Subordinated Notes, which were issued on February 9, 2005. Included in the amounts outstanding related to the bank credit facility were borrowings against the revolving credit facility and term loan of $44,000,000 as of June 30, 2004. The amount of standby letters of credit outstanding was $1,166,000 as of March 31, 2005 and was $762,000 as of June 30, 2004.

Cash Flows

Cash flows used by operations was $298,000 during the first nine months fiscal 2005 compared to $4,570,000 cash provided by operations in the first nine months of fiscal 2004. In the first nine months of fiscal 2004, cash flow generated by operations was primarily derived from earnings before non-cash expenses such as depreciation and amortization. The decrease in cash generated by operating activities in the first nine months of fiscal 2005 primarily reflects decreased earnings before non-cash expenses. The receipt of income tax refunds of approximately $2 million in the first quarter of fiscal 2005 added to cash inflows, offset by tax payments during the first nine-month period of fiscal 2005. In the first nine-months of fiscal 2004, an investment in working capital, primarily at UST, through the payment of accounts payable and accrued expenses in the first quarter of fiscal 2004 were offset by decreases in the level of accounts receivable and inventory.

Investing activities used cash of $519,000 during the first nine months of fiscal 2005, compared to $14,548,000 in the first nine months of the prior year. Expenditures during fiscal 2005 included $2,934,000 for capital and patent expenditures, which were offset by $992,000 in proceeds received from the sale of land and $217,000 proceeds received from the final payment of a note receivable. Also during the first nine months of fiscal 2005, the Company received cash of $1,206,000 in connection with a sale-leaseback arrangement of equipment relating to a paint line. The lease is recorded as an operating lease and the future lease payments are included in the lease commitments in Note 10 to the Consolidated Financial Statements contained in this Form 10-Q.

Financing activities used cash of $891,000 during the first nine months of fiscal 2005, compared to $12,255,000 in cash provided by financing activities during the first nine months of fiscal 2004. The Company sold $40,000,000 of Convertible Senior Subordinated Notes in February 2005 and received net proceeds of $37,395,000. The proceeds from the sale of the Notes were used to pay off the term loan under the Company’s credit agreement and pay down the revolving credit facility. During the first nine months of 2005, the Company paid a net $19,000,000 on the Company’s outstanding revolving credit facility, paid $17,000,000 against the remaining balance of the term loan and paid $291,000 on other notes payable. The Company’s interest rate swap arrangement was liquidated in the third quarter of fiscal 2005 and the Company received cash of $394,000. The Company also received cash of $677,000 from the exercise of common stock options. The payment of the Company’s semi-annual cash dividend used cash of $3,066,000.

For the remainder of fiscal 2005, the Company anticipates needing approximately $1,000,000 in cash for capital and patent expenditures. The Company may require additional investments in working capital to maintain growth. The Company may also need additional funds as it considers acquiring businesses that complement its existing operations or to repurchase its own common stock from time to time. These expenditures will be financed either through the Company’s cash on-hand, cash generated from its operations or from borrowings available under the Company’s bank credit facility. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for planned operating and capital requirements in the near term.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The following table presents the Company’s contractual obligations to make future payments under contracts, such as debt and lease agreements, as of March 31, 2005:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt	$54,116	$393	$723	$5,000	$48,000
Operating leases	19,408	3,880	6,382	3,695	5,451
Minimum royalty payments	2,313	513	600	600	600
Total	$75,837	$4,786	$7,705	$9,295	$54,051

FUTURE OUTLOOK

The Company has been affected by the general slowdown in U.S. highway safety construction spending for the Company’s products. The Company believes this is due principally to the prolonged delay in the passage of new federal highway legislation as well as revenue shortfalls and budget constraints at the state level. The previous highway funding bill, TEA-21, expired in September 2003, but has been extended through May 31, 2005. The timing of the passage of the new highway legislation is uncertain and further extensions may be necessary. Until new legislation is passed, multi-year funding for transportation safety by the federal government will continue to be uncertain, and the Company believes this uncertainty will continue to negatively impact spending on the products and services offered by the Company. Even if a new bill is passed in calendar 2005, the Company will not realize the full benefit of the bill’s passage until fiscal 2006.

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

The Company experiences fluctuation in its gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in the competitive environment. In addition, the Company has acquired complementary businesses over the past several years and, as part of its strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines are lower than the Company’s historical gross profit margin, which is adversely affecting the Company’s gross profit margin. The Company is also experiencing rigorous competition in several of its product lines, including its variable message sign, intersection control, and weather sensing system product lines. In addition, the Company has been affected by increased prices for certain commodities, particularly steel and resin, which can be a significant component of the cost of certain of the Company’s products and negatively impact the Company’s gross margin for certain products as the Company has generally been unable to increase product prices to offset those commodity price increases. There can be no assurance that these trends will improve significantly in the near future.

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Company’s Inform segment with $21,173,000 of the Company’s $29,312,000 of goodwill recorded in the Company’s March 31, 2005 balance sheet.

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

The Company is exposed to market risk from fluctuations in interest rates. The Company managed its exposure to interest rate fluctuations beginning in fiscal 2004 through the use of derivative instruments in the form of non-trading interest rate swaps. The Company’s interest rate swap arrangement was liquidated in the third quarter of fiscal 2005.

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

PART II—OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

ITEM 6.   Exhibits

(a)	Exhibits
10(a)

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Mortgage and Security Agreement between Spin-Cast Plastics, Inc. and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc.

	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: May 5, 2005	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

10(a)

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Mortgage and Security Agreement between Spin-Cast Plastics, Inc. and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002