Form 10-K
period 2005-06-30
QUIXOTE CORP
filed 2005-09-13
CIK 32870

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

For the fiscal year ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to

Commission file number 0-7903

QUIXOTE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-2675371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
THIRTY FIVE EAST WACKER DRIVE,
CHICAGO, ILLINOIS	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (312) 467-6755

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($.01 2/3 Par Value)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (   ).

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$168,689,518 as of December 31, 2004

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,929,570 shares of the Company’s Common Stock ($.01 2/3 par value) were outstanding as of September 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2005 which will be filed with the Commission on or about October 6, 2005 is incorporated by reference at Part III.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4-8
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for the Registrant’s Common Equity and Related
	Stockholder Matters	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13-24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25-51
Item 9.	Changes in and Disagreements with Independent Registered Public
	Accounting Firm on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures.	52
PART III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management	56
Item 13.	Certain Relationships and Related Transactions	57
PART IV
Item 14.	Principal Accountant Fees and Services	58
Item 15.	Exhibits and Financial Statement Schedule	58-62
SIGNATURES		63

PART I
THE COMPANY

Overview of the Company and Its Financial Condition

Quixote Corporation was originally incorporated under the laws of the State of Delaware in 1969 as Energy Absorption Systems, Inc. In June 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. When we use the terms “Quixote Corporation”, “the Company”, “we”, “our” or “us” in this report, we refer to Quixote Corporation and its subsidiaries, unless otherwise provided by the context in which the term is used.

Quixote Corporation develops, manufactures and sells highway and transportation safety products to domestic and international markets. Quixote’s operations are divided into two reportable segments: highway and transportation safety products that “Protect and Direct,” which improve safety on the roads by minimizing the severity of crashes or by directing or guiding traffic to avoid crashes; and highway and transportation safety products that “Inform” motorists, pedestrians and state and local highway personnel about dangerous or congested conditions or provide other useful information. Our products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

Quixote’s business is directly affected by federal, state and municipal government funding for transportation safety, highway construction and maintenance, and other infrastructure projects. A significant part of our sales are ultimately financed by funds provided to the states by the federal government through the federal transportation funding bill. The last six-year federal bill expired on September 30, 2003 and was extended eleven times over almost two years. The new bill, SAFETEA-LU, was passed by Congress in July 2005, and signed by the President in August. Until the new legislation was enacted, the transportation safety allotment in federal and state budgets was uncertain. The Company believes that during the prolonged delay, the uncertainty negatively impacted spending on the products and services offered by the Company and adversely affected Quixote’s financial performance in fiscal years 2004 and 2005. We believe that the passage of the new six-year reauthorization legislation will improve that situation; however, due to the long sales cycles typical in this business, the Company does not expect to begin to realize the benefit of the bill’s passage until the second half of fiscal 2006.

In addition, many states have reduced spending on highways due to budget constraints, given both national and local economies. Such budget constraints adversely affect the ability of the states to fund highway and infrastructure projects, and therefore reduced the demand for our products. Municipalities also suffered from budget restraints that reduced transportation safety spending. While general economic conditions are improving, we remain cautious about our outlook for fiscal 2006.

Although the Company generally performed below historic levels due to the issues mentioned above, revenues for our Inform segment declined substantially more than those of the Protect and Direct segment. In fiscal year 2005, we have been rationalizing the operations of our traffic control business, (U.S. Traffic Corporation and Peek Traffic Corporation), as well as several of our other Inform businesses. Integration of the Inform businesses, combined with the reduced demand for the Company products described above, resulted in losses which adversely affected Quixote’s financial performance in the year ended June 30, 2005. If sales for the Inform segment increase by at least $10 million above the fiscal 2005 level, we expect to record a slight profit for the Inform segment in fiscal 2006. However, there can be no assurance either that we will achieve that level of sales or that the gross margin on those sales will be sufficient to produce a profit.

The Company has historically met its financial needs through a combination of cash flows generated from operations and borrowing from a group of banks pursuant to a multi-year credit agreement. In fiscal

2005, we decided to secure longer term financing with a fixed rate and issued $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement. The net proceeds were used to pay off our bank term loan and reduce the amount of our revolving credit agreement. The Company subsequently entered into a new bank credit agreement with one bank including a secured revolving credit facility of $30 million.

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

As of June 30, 2005, we employed approximately 1,100 people.

Description of Business

Our operations are comprised of two reportable segments:

•       The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic.

•      The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information.

The Company’s products are sold world-wide by both a direct sales force and a distribution network to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

Protect and Direct Segment

Our Protect and Direct category of products, which reduce the severity of crashes, includes our patented highway crash cushions which were first conceived and developed in 1969. These products were developed and sold in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since 1969, various types of highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program and they are mandatory on interstate roads in the U.S.

We develop, manufacture and market lines of patented highway crash cushion systems and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving highway construction vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

We also manufacture and sell products that prevent crashes and help control the flow of traffic by directing or guiding. These products consist of a line of flexible sign and guide post systems (delineators) and a glare screen system. The guide posts are used to delineate a travel way, channel vehicles or mark the location of an object. The post features a patented, in-ground anchor system that permits inexpensive repair and replacement. The glare screen system, made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles.

Our products within the Protect and Direct segment also include a crashworthy barrier arm for use at areas such as railroad crossings and tollroads and as security for access ways, driveways and parking lots. In addition, we market a FreezeFree™ anti-icing system which automatically or manually dispenses deicing liquids in advance of ice formation on bridges, roads and overpasses.

Inform Segment

To expand our business within the highway and transportation safety industry, in 1998 we began acquiring companies that manufacture Intelligent Transportation System (ITS) products which provide information to improve traffic flow and safety. Products sold by the Inform segment include traffic control products, weather and sensing products and highway advisory radio products.

Traffic control products include traffic controllers, in-ground vehicle detectors, permanently-mounted electronic message signs and mobile variable message signs, directional displays, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, data collection devices, video detection equipment, automated enforcement systems, parking detection devices, illuminated transportation signage and tunnel lighting. Traffic controllers and detectors are devices that control traffic signal operations at intersections either with pre-set timers or with detectors that enable the signals to change in response to variations in traffic. Permanently-mounted and mobile variable message signs provide advance warning and directional information to oncoming drivers to assist in diverting and controlling traffic around areas of potential hazard, and are used as a key component of the “Amber Alert” program. These LED signs and displays are electronic, and are solar or diesel powered. UPS is a power supply system with battery backup that keeps a lighted intersection operating either normally or in flash-mode during a power interruption. Traffic and pedestrian signals are LED or incandescent signals for intersection operations and pedestrian crossings which may include a numerical countdown warning before a signal changes.

The Company manufactures and sells portable or permanent sensors that record traffic volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic, road surface conditions and freezing point data which can be relayed on a real-time basis to a transportation department’s base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. We also manufacture and market road/runway weather information systems. Using a tower equipped with weather instruments and special detectors, these systems can detect freezing conditions and provide valuable weather information to transportation departments or airports in order to dispatch salt trucks or automatically activate anti-icing systems.

We also provide automated enforcement systems, such as red light enforcement and laser speed enforcement, that involve digital cameras to detect possible traffic violations at intersections or on the side of a road. A toll road monitoring system is a data collection system able to count axles of vehicles to ensure the proper toll amount is collected. In addition, the Company sells specialty lighting solutions for roadway and pedestrian tunnels, subways and other areas.

We are a leading manufacturer of highway advisory radio (HAR) systems that broadcast traffic information using an AM radio frequency with reception up to six miles from the unit. HAR systems, in connection with flashing lights and message signs, advise drivers to tune into a particular AM station to hear messages about traffic, road conditions and weather. These HAR systems can be permanent or mobile. One of our products, the Intellizone® system, is designed to provide real-time information to motorists who are approaching construction zones by integrating traffic and/or weather sensors, variable message signs and computer controlled software.

We also provide product education, selection and application assistance. In limited cases, we perform site preparation and installation services for our products.

Financial information relating to industry segments appears in Note 16 of the notes to our consolidated financial statements incorporated by reference herein.

Marketing and Competition

Our products are sold in all 50 U.S. states and internationally. Domestically, the Company sells either through a distribution network or through a direct sales force. The distribution network consists of regional managers who supervise domestic distributors and make direct sales in areas not covered by distributors. The Company sells its products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports. Although the federal government provides matching funds for the purchase of certain highway safety products by state and local governmental agencies, the federal government is not a direct purchaser of the Company’s domestic products. For certain products, we sell through catalogs and inside sales personnel.

Many foreign governments are now beginning to recognize the need for crash cushions and the Company’s other transportation safety products as a method of reducing traffic congestion and fatalities. Our products are sold outside of the U.S through a network of distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

We experience competition in many of our product lines. We believe that we are a leading U.S. manufacturer of transportation safety products. Within the Protect and Direct segment, no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as the Company. However, many of our competitors offer similar products to those supplied by us, and a few are better capitalized than we are. The Company experiences competition particularly in the sand barrel, QuadGuard®, REACT 350® and TMA product lines. The Company competes in the U.S. market for crash cushions with Trinity Industries, Inc., (NYSE: TRN), TrafFix Devices, Inc. and other smaller regional companies. A number of other companies manufacture flexible sign and guide post systems. Within the Inform segment, we experience rigorous competition in selling certain product lines because they are generally sold through a bidding process. These product lines may include our road/runway traffic and weather information systems, permanently-mounted and mobile variable message signs, traffic and detection controllers, traffic and pedestrian signals and lighting products. There are several companies that manufacture and sell highway advisory radio systems. We compete with many different companies that sell sensors using different technologies, including microwave and infra-red sensors and machine-vision (video), and each technology offers certain advantages.

Competition may have an adverse effect on the selling prices and profit margins of certain product lines, and depending on the product mix sold, can adversely affect our financial results. We believe that we compete effectively through our own advanced product development, patent protection, quality and price, and the effectiveness of our strong distribution network.

Government Policies and Funding

The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. Federal transportation spending is funded through a trust based on the sale of gasoline. Funds are allocated and highway policy is developed through a six-year federal highway bill. A portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The last six-year federal highway bill (TEA-21) expired on September 30, 2003 and was extended eleven times over almost two years. The new bill,

SAFETEA-LU, was passed by Congress in July, 2005 and signed by the President in August, 2005. Until the new legislation was enacted, the transportation safety allotment in federal and state budgets was uncertain, and the Company believes that during the prolonged delay, this uncertainty negatively impacted spending on the products and services offered by the Company and adversely affected Quixote’s financial performance in fiscal years 2004 and 2005. We believe that the passage of the new six-year reauthorization bill should improve highway spending; however, due to the long sales cycles typical in this business, the Company does not expect to begin to realize the benefit of the bill’s passage until the second half of fiscal 2006.

SAFETEA-LU, or the “Safe, Accountable, Flexible and Efficient Transportation Equity Act–A Legacy for Users” will provide $286.4 billion in guaranteed funding for the federal highway, transit and safety programs through 2009. Importantly, unlike historical funding bills, it focuses on improving safety and relieving congestion as a priority, as well as on new highway construction and resurfacing projects. Several sections of SAFETEA-LU provide increased funding and focus on products and systems within our Inform segment. While the new bill does not include projects that specifically indicate our products by name and there can be no guarantee of increased sales, we expect the market potential for applications of our sensors, counters, audio and visual output displays and adaptive control and monitored intersections to increase due to this legislation. However, any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on our financial results.

Many of our products are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 that provide various test levels depending on the application. This FHWA approval makes the products eligible for federal funds for certain highway projects. We are obligated to seek such approval for improvements or upgrades to such devices and for any new devices.

Foreign government policies and funding vary by country for highway and transportation safety. In many cases, additional testing of our products may be required in order to obtain certification.

Backlog

As of June 30, 2005, 2004 and 2003, we had a backlog of unfilled orders for highway safety devices of $23,796,000, $26,921,000 and $28,364,000, respectively. We can usually fill an order within two days to 8 weeks of receipt depending on the type of product.

Research and Development; Patents

Many of our products have patented features and we conduct our own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $5,391,000, $3,605,000 and $2,356,000 for the fiscal years 2005, 2004 and 2003, respectively. The Company maintains a crash test facility in California.

We develop new products by working with federal, state and local highway officials to determine highway traffic safety needs, and then we design products to satisfy those needs. The Company is also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products, the Company is also seeking to acquire new products which can be sold through its existing distribution networks to its existing customers.

We own a number of U.S. and foreign patents covering our major products. We actively seek patent and trademark protection for new developments.

Raw Materials

The principal raw materials used in the production of highway safety devices are plastic and plastic resins, steel, aluminum and electronic components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. We believe that adequate supplies of these materials will continue to be available.

We have been affected by increased prices for certain commodities, particularly steel and resin, which can be a significant component of the cost of certain of the Company’s products. We attempt to reduce the negative impact of increasing prices by entering into certain fixed price arrangements. However, increased commodity prices negatively impacted the Company’s gross margin for certain products. In addition, increasing fuel costs may adversely affect the Company’s results in fiscal 2006.

Major Customers

No single customer of the Company represents a significant portion of total revenues. However, approximately 11% and 9% of the Company’s consolidated revenues resulted from sales to customers in the states of Texas and California, respectively, in fiscal 2005. Customers are typically distributors, contractors, departments of transportation, state agencies, local governments or municipalities, so a change in policy in state spending could materially affect our sales in that state.

Seasonality

Our sales are seasonal because domestic highway maintenance and construction seasons peak in the Company’s fourth fiscal quarter.

Foreign and Domestic Operations and Revenues

The Company’s business is conducted principally in the United States, with sales outside of the United States of $19,111,000, $14,249,000 and $13,545,000 in 2005, 2004 and 2003, respectively, representing 13%, 9% and 12% of the Company’s total revenues in 2005, 2004 and 2003, respectively.

Excluding our manufacturing facility in Tecate, Mexico (See Properties at Item 2), our assets outside of the United States are not material. Our long-lived assets used in the leased Tecate facility are recorded on our books and records at approximately $100,000.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington D. C. Information about the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains access to filings of issuers that file electronically with the SEC. The Company also maintains an internet website at http://www.quixotecorp.com that contains access to its public filings and other information regarding the Company. We make our public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of our filings will also be furnished free of charge upon request.

Item 2.   Properties

Information relating to the Company’s principal facilities is as follows:

Location	Available Space	Purpose	Owned or Leased
35 East Wacker Drive	18,000 sq. ft.	Executive Offices	Leased
Chicago, Illinois
250 Bamberg Drive	300,000 sq. ft.	Manufacture of Protect and	Owned
Pell City, Alabama		Direct highway safety devices
3617 Cincinnati Avenue	22,000 sq. ft.	Research and	Owned
Rocklin, California		development facility
for Protect and Direct
highway safety devices
3300 N. Kenmore Street	81,000 sq. ft.	Leased to a third party	Owned
South Bend, Indiana
9603 John Street	183,000 sq. ft.	Sale and manufacture of	Leased
Santa Fe Springs, CA		Inform products
Eucalipto y Nogal L4-7	68,000 sq. ft.	Manufacture of	Leased
Tecate, Baja California Mexico		Inform products
2511 Corporate Way	52,000 sq. ft.	Sale and manufacture of	Leased
Palmetto, FL		Inform products
4021 Stirrup Creek Drive	13,000 sq. ft.	Sale and manufacture of	Leased
Durham, North Carolina		Inform highway advisory
radio equipment
Route 119 University Drive	26,000 sq. ft.	Sale and manufacture of	Owned
Uniontown, Pennsylvania		Inform traffic sensing and
distance measuring devices
11612 Lilburn Park Road	17,000 sq. ft.	Sale and manufacture of	Leased
St. Louis, Missouri		Inform sensing and weather
forecasting products
and services
200 Corporate Pointe	19,800 sq. ft.	Subleased to a third party	Leased
Culver City, California

The Company believes that its principal plants are suitable and adequate for the manufacturing and other activities performed at those plants. In addition to the principal facilities listed above, the Company has other small facilities, including international locations, used primarily for sales activities.

Item 3.   Legal Proceedings

BEDINGER V. THE MILLS CORPORATION, GAYLORD ENTERTAINMENT AND SAFE-HIT CORPORATION, State of Tennessee Circuit Court of Davidson County, No. 02C2832. In October 2002, Energy Absorption Systems, Inc. was served in this matter. The Complaint alleges that plaintiff was injured when she tripped over a surface mount twist-lock and post in a parking lot and seeks judgment for $1,000,000 in damages. The case has been tendered to the Company’s insurance carrier and discovery is proceeding.

The Company is involved in other legal proceedings and claims arising out of the conduct of its business. The Company believes, after consultation with counsel, that the outcome of such proceedings and claims will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on The Nasdaq Stock Market®, under the symbol QUIX. Set forth are the daily high and low sales prices for the Company’s common stock for the periods indicated, as reported by the Nasdaq.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2005:
High	$23.35	$22.45	$21.93	$22.49
Low	17.80	17.28	17.30	18.26
FISCAL 2004:
High	$29.08	$27.73	$28.36	$25.70
Low	22.05	22.30	20.12	19.00

The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq National Market System section. As of September 7, 2005, there were 1,089 shareholders of record.

Dividend Policy

During 2005, the Company declared two semi-annual cash dividends of eighteen cents per share. During 2004, the Company declared two semi-annual cash dividends of seventeen cents per share.

Equity Compensation Plan Information

As of June 30, 2005, the Company has two outstanding stock option plans which were approved by the shareholders of the Company in November 2001. Additional information relating to the Company’s stock option plans appears in Note 8 to the Company’s consolidated financial statements included herein.

The following table details information regarding the Company’s equity compensation plans as of June 30, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,009,971	$18.19	793,215
Equity compensation plans not approved by security holders	-0-	-0-	-0-
	1,009,971	$18.19	793,215

Item 6.   Selected Financial Data

	For the years ended June 30,
	2005	2004		2003	2002	2001
	Dollar amounts in thousands, except share data
Operating Results:
Net sales	$146,353	$150,290		$114,310	$89,694	$93,554
Gross profit	46,489	47,303		46,240	35,932	43,938
Selling and administrative expenses	40,057	36,700		28,730	23,975	23,299
Research and development expenses	5,391	3,605		2,356	2,468	1,752
Operating profit (loss)	2,167	(25,602	)(1)	15,154	9,489	18,887
Other income (expense)	(3,264)	(2,326)		(802)	(276)	(1,399)
Earnings (loss) from continuing operations	(650)	(17,027	)(2)	9,472	5,897	10,843
Net earnings (loss)	(650)	(17,027	)(2)	9,472	6,824	10,843
Cash dividends per common share	.36	.34		.33	.32	.30
Per Share Data:
Basic EPS:
Earnings (loss) from continuing operations	$(0.07)	$(1.99	)(3)	$1.21	$.77	$1.47
Net earnings (loss)	$(0.07)	$(1.99	)(3)	$1.21	$.89	$1.47
Weighted average common shares outstanding	8,800,421	8,567,741		7,847,169	7,682,706	7,377,443
Diluted EPS:
Earnings (loss) from continuing operations	$(0.07)	$(1.99	)(3)	$1.17	$.73	$1.35
Net earnings (loss)	$(0.07)	$(1.99	)(3)	$1.17	$.84	$1.35
Weighted average common and common equivalent shares outstanding	8,800,421	8,567,741		8,062,397	8,121,621	8,049,513
Financial Position:
Total assets	$136,790	$139,882		$150,825	$100,044	$88,096
Working capital	42,933	39,973		36,089	30,923	31,036
Property, plant and equipment, net	25,008	27,512		26,237	21,959	17,343
Long-term debt, net	49,587	47,014		39,789	24,772	21,526
Shareholders’ equity	61,846	63,907		75,555	59,226	50,606
Book value per common share	6.96	7.30		9.10	7.62	6.73

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

The Company’s products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. A large portion of the Company’s sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The Company’s business is seasonal with a higher level of sales and earnings in the Company’s fourth fiscal quarter.

RESULTS OF OPERATIONS

The financial results for fiscal 2005 were below our expectations, largely as a result of federal funding issues and state and local budgetary constraints. We believe that the long delay in the passage of the federal transportation funding legislation, SAFETEA-LU which was passed by Congress in July 2005 and signed by the President in August 2005, adversely impacted spending on products offered by the Company, and therefore adversely affected our financial performance. In addition, many state and local governments reduced spending on transportation safety due to budgetary constraints, given both national and local economies. See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	For the Years Ended June 30
	2005	2004		2003
	(Dollar amounts in thousands, except per share data)
Revenues by Segment:
Protect and Direct	$73,575	$73,282		$77,243
Inform	72,778	77,008		37,067
	$146,353	$150,290		$114,310
Geographic Revenues:
Domestic	$127,242	$136,041		$100,765
International	19,111	14,249		13,545
	$146,353	$150,290		$114,310
Operating Income (Loss) by Segment:
Protect and Direct	$14,859	$15,904		$18,846
Inform	(4,572)	(33,613	)(1)	3,151
Unallocated Corporate	(8,120)	(7,893)		(6,843)
	$2,167	$(25,602)		$15,154
Gross profit percentage	31.8%	31.5%		40.5%
Selling and administrative expenses as a percentage of sales	27.4%	24.4%		25.1%
Diluted earnings (loss) per share	$(0.07)	$(1.99)		$1.17

(1)          Includes $32,600 in non-cash asset impairment charges.

Revenues

The Company’s net sales for fiscal 2005 decreased 3% to $146,353,000 from $150,290,000 for 2004 primarily due to lower sales of traffic control systems and products further described below. The acquisition of Peek Traffic, effective December 2003, contributed net sales of $28,689,000 in fiscal 2005 for the Inform segment compared to net sales of $14,484,000 for the seven months the results of its operations were part of the Company in fiscal 2004.

The Company’s net sales for fiscal 2004 increased $35,980,000, or 31%, to $150,290,000 from $114,310,000 for fiscal 2003. This was primarily due to the acquisitions of U.S. Traffic Corporation (“UST”) in May 2003 and Peek Traffic in December 2003, which contributed $50,753,000 of net sales of traffic control systems and products in fiscal 2004 for the Inform segment. The net sales of the Company’s other product lines decreased by 8% due to decreases in sales volume across both its Protect and Direct and Inform segments in fiscal 2004.

Geographic—International sales for fiscal 2005 increased by $4,862,000, or 34%, to $19,111,000 compared to $14,249,000 for fiscal 2004, primarily due to increases in the Protect and Direct segment, where international sales increased 30% to $14,929,000. The increase in international sales in the Protect and Direct segment was due to both sales increases in established markets and to sales to customers in countries which had not previously purchased those products from the Protect and Direct segment. International sales in the Inform segment increased 54% to $4,182,000, in part due to the acquisition of

Peek Traffic in fiscal 2004. Domestic sales for fiscal 2005 decreased 6% to $127,242,000 from $136,041,000 due primarily to decreased sales of traffic control systems and products further described below.

International sales for fiscal 2004 increased by $704,000, or 5%, to $14,249,000 compared to $13,545,000 for fiscal 2003. The acquisitions of UST and Peek Traffic contributed $1,194,000 in international net sales of traffic control systems and products for fiscal 2004. Domestic sales for fiscal 2004 increased 35% to $136,041,000 from $100,765,000 due to the sales of traffic control systems and products related to the acquisitions of UST and Peek Traffic. The domestic sales of the Company’s other product lines decreased 9% as further described below.

Protect and Direct—Net sales for the Company’s Protect and Direct segment for fiscal 2005 increased slightly to $73,575,000 from $73,282,000 for fiscal 2004 due to strong international sales growth, as stated above. Domestic sales decreased by 5%. The Company believes that the decrease in domestic sales volume was due to state budgetary constraints and transportation funding uncertainties caused by the continued delay in the passage of the new federal highway funding bill. Increased sales of permanent crash cushions and Triton barrier products were largely offset by decreased sales of truck mounted attenuators, sand-filled barrels, delineator products and parts. Sales of permanent crash cushions increased 5%, sales of TMA products decreased 3%, and sales of parts decreased 2%.

Net sales for the Company’s Protect and Direct segment for fiscal 2004 decreased 5% to $73,282,000 from $77,243,000 for fiscal 2003. The Company believed the decrease in sales was due to state budgetary constraints and transportation funding uncertainties caused by the delay in the passage of the new federal highway funding bill. Decreased sales of permanent crash cushions, truck-mounted attenuator (TMA) products, and barrels were partially offset by increased sales of parts. Sales of permanent crash cushions decreased 9%, sales of TMA products decreased 17%, and sales of parts increased 17%.

Inform—Net sales for the Company’s Inform segment for fiscal 2005 decreased $4,229,000 to $72,778,000 from $77,008,000 for fiscal 2004. The acquisition of Peek Traffic, effective December 2003, contributed net sales of $12,101,000 during the year from the period July 1, 2004 and November 30, 2004 not comparable to the prior period. The decrease in sales was primarily due to lower sales volume of traffic control systems and highway advisory radio products. Sales of traffic control products continue to be affected by ongoing state and municipal budgetary issues, which has resulted in depressed order flows and sales levels significantly lower than planned.

Net sales for the Company’s Inform segment for fiscal 2004 increased $39,941,000 to $77,008,000 from $37,067,000 for fiscal 2003. This was primarily due to the acquisitions of UST and Peek Traffic, which added $50,753,000 in net sales of traffic control systems and products for 2004. Net sales for the Company’s other Inform product lines decreased 16% due to lower sales of advanced sensing equipment and weather systems. Sales for fiscal 2003 included two particularly large contracts totaling $4,048,000 for weather and traffic sensing stations to Ohio and variable message signs to California. UST was affected by ongoing state and municipal budgetary issues, which resulted in depressed order flows and sales levels significantly lower than planned.

Gross Profit Margin

The Company’s gross profit margin for fiscal 2005 was 31.8% compared to 31.5% for fiscal 2004 as higher gross margins for the Inform segment were largely offset by lower gross profit margins in the Protect and Direct segment due to increased raw material costs, particularly steel costs which were not entirely passed along to customers. The gross margin for the Inform segment increased modestly due to favorable sales mix.

The gross profit margin for fiscal 2004 was 31.5% compared to 40.5% for fiscal 2003 due principally to lower gross profit margins at UST and Peek Traffic. The gross profit margin for the Protect and Direct segment decreased somewhat due to volume inefficiencies associated with the lower level of sales offset by a positive change in product sales mix with decreased sales of the lower margin TMA product line. The gross profit margin for the Inform segment decreased primarily due to low gross profit margins for the traffic control products sold by UST and Peek Traffic as those gross profit margins are less than the segment’s historical gross profit margin. In addition, the gross profit margin at UST was lower than planned due to decreased sales volumes. The gross profit margin for the other Inform product lines in fiscal 2004 was slightly lower than fiscal 2003 primarily due to volume inefficiencies associated with the lower level of sales volume.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2005 increased $3,357,000, or 9%, to $40,057,000 from $36,700,000 for fiscal 2004. Expenses increased due to the inclusion of $4,607,000 of Peek Traffic expenses for fiscal 2005, which added $2,366,000 for the period from July 1, 2004 to November 30, 2004 not comparable to the prior year, increased expenses relating to Sarbanes-Oxley compliance and employee related expenses. Selling and administrative expenses increased as a percentage of sales to 27.4% for fiscal 2005 compared to 24.4% for 2004 primarily due to the decline in sales and the Company’s primarily fixed cost structure.

Selling and administrative expenses increased $7,970,000, or 28%, to $36,700,000 from $28,730,000 for fiscal 2003 due to the inclusion of the traffic control business, UST and Peek Traffic, which added $8,689,000 for fiscal 2004, not comparable to fiscal 2003. Selling and administrative expenses for the other businesses decreased 3% in fiscal 2004 primarily related to decreased selling expenses due to lower sales volume in the Protect and Direct segment and other businesses within the Inform segment. Selling and administrative expenses decreased as a percentage of sales to 24.4% for fiscal 2004 compared to 25.1% for 2003 as UST and Peek Traffic have lower selling and administrative expenses as a percentage of sales than the Company’s historical percentage.

Asset Impairment Charges

In fiscal 2004, the prolonged delay in the passage of new federal transportation funding legislation as well as ongoing state and municipal budget issues had a significant negative impact on the Company as a whole. In addition, UST operating results were much lower than expected, although the Company was pursuing the integration of UST and Peek Traffic in order to improve profitability. As a result of these factors and the Company’s impairment review in the fourth quarter of fiscal 2004, the Company determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future cash flows to be generated by those assets, which were lower than previously projected. The Company recorded asset impairment charges in the Inform segment for fiscal 2004 of $32,600,000, or $21,266,000, net of income tax benefits, or $2.48 per diluted share. The charges within the Inform segment included $26,009,000 relating to goodwill, $4,182,000 for intangible assets and $2,409,000 for fixed assets.

Gain on Sale of Fixed Assets

The Company recorded a gain of $566,000 in fiscal 2005 due to the sale of certain machinery and equipment of a captive manufacturer of the Protect and Direct segment and received proceeds of $650,000. The Company also received proceeds of $992,000 from the sale of land and recorded a gain on that sale of $560,000 for the Protect and Direct segment in the second quarter of fiscal 2005 which was reclassified from other income during the fourth quarter.

Research and Development

Research and development expenditures were $5,391,000 for fiscal 2005 compared to $3,605,000 for fiscal 2004. The increase of $1,786,000 was due primarily to increased expenditures related to traffic control products, to enhance and upgrade their product suite, and to increased expenditures in the Protect and Direct segment as they develop new products and application extensions to existing products.

Research and development expenditures were $3,605,000 for fiscal 2004 compared to $2,356,000 for fiscal 2003. The increase of $1,249,000 was due primarily to the inclusion of research and development expenditures for UST and Peek Traffic. The Company continued to invest in development projects for new applications as well as upgrades and modifications to existing products.

Operating Profit

Operating profit of $2,167,000 for fiscal 2005 compared to an operating loss of $25,602,000 for fiscal 2004. The fiscal 2004 operating loss included asset impairment charges of $32,600,000. Operating profit for the Protect and Direct segment decreased $1,045,000 to $14,859,000 for fiscal 2005 from $15,904,000 for fiscal 2004. The operating loss for the Inform segment was $4,572,000 compared to an operating loss for fiscal 2004 of $33,613,000, which included the asset impairment charges of $32,600,000.

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

Interest Expense

Interest expense for fiscal 2005 increased $1,154,000 to $3,298,000 from $2,144,000 in fiscal 2004. The increase was due primarily to higher interest rates, and also to the higher level of average long-term debt outstanding during fiscal 2005. The interest rate on the Company’s credit agreement is based on prime or LIBOR and a fixed rate, plus a margin. The weighted average rate was 5.5% as of June 30, 2005 compared to a weighted average rate of 3.7% as of June 30, 2004. The interest rate on the Company’s convertible debt issued during fiscal 2005 is 7%. The Company expects the average interest rate paid during fiscal 2006 on all debt to be approximately 7%.

Interest expense for fiscal 2004 increased to $2,144,000 from $906,000 in fiscal 2003. The increase was due to the higher level of average long-term debt since the acquisitions of UST in May 2003 and Peek Traffic in December 2003. The interest rate on the Company’s collateralized credit agreement is based on prime or LIBOR and a fixed rate, plus a margin. The weighted average rate was 3.7% as of June 30, 2004 compared to a weighted average rate of 2.8% as of June 30, 2003.

Provision for Income Taxes

The income tax benefit for fiscal 2005 was $447,000, reflecting a 41% effective tax rate. The Company expects to provide for income taxes at a rate of 38% for fiscal 2006.

The income tax benefit for fiscal 2004 was $10,901,000, which included $11,334,000 relating to the asset impairment charges recorded in the fourth quarter and a $1,249,000 income tax benefit related to the favorable settlement of a tax audit recorded during the third quarter. Excluding the impact of these benefits, income taxes reflected a 36% effective income tax rate for fiscal 2004 as compared to the effective income tax rate of 34% for fiscal 2003.

Net Earnings (Loss)

The net loss for fiscal 2005 was $650,000, or $0.07 per diluted share, compared to a net loss of $17,027,000, or $1.99 per diluted share, for 2004. Included in the net loss for fiscal 2004 were the asset impairment charges of $21,266,000, net of taxes, or $2.48 per diluted share.

The net loss for fiscal 2004 was $17,027,000, or $1.99 per diluted share, compared to net earnings of $9,472,000, or $1.17 per diluted share, for 2003. Included in the net loss for fiscal 2004 are the asset impairment charges of $21,266,000, net of taxes, or $2.48 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. The Company had cash and cash equivalents of $156,000 as of June 30, 2005.

During February 2005, the Company sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. The net proceeds were used to pay off the Company’s bank term loan and reduce the amount of its revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of the Company’s stock on the close of the transaction. If fully converted, the notes would convert into approximately 1,544,000 shares of the Company’s common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share. The notes are fully redeemable by the Company at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest. The investors may require the Company to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020.

Subsequently, the Company entered into a new secured credit agreement during February 2005 with one bank which currently expires on February 1, 2008. The Company believes that this collateralized credit agreement is an important source of liquidity. The credit agreement provides for a $30 million revolving credit facility, with a $10 million subfacility for letters of credit issued by the bank or its affiliates. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, the Company will also be required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The borrowing is secured by a first security interest in all existing and hereafter acquired assets of the company, including accounts receivable, inventory, machinery and equipment, real estate and the equity securities of the Company’s subsidiaries. Under certain conditions, the Company may request a release of all security interests after June 30, 2006, at which time the Company would no longer be subject to a borrowing base formula, but would be subject to several financial covenants. The agreement may be renewed for one additional year on each anniversary date upon mutual consent of the Company and the bank.

The Company’s outstanding borrowings were $50,014,000, or 44.7% of total capitalization, as of June 30, 2005, of which $4,000,000 was outstanding related to the bank credit facility. This compares to $50,407,000, or 44.1% of total capitalization, as of June 30, 2004.

Cash Flows

Cash flows provided by operations were $3,398,000 during fiscal 2005. This compares with $8,676,000 in fiscal 2004 and $16,156,000 in fiscal 2003. In each of the past three years, cash flow from operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization and asset impairment charges. The decrease in cash generated from operating activities in fiscal 2005 is primarily due to the lower net earnings excluding non-cash expenses in fiscal 2005.

Investing activities used cash of $910,000 during fiscal 2005, compared to $15,943,000 in fiscal 2004 and $22,660,000 in fiscal 2003. Expenditures during fiscal 2005 included $3,805,000 for capital expenditures, which were partially offset by proceeds received from the sale of assets.

Financing activities used cash of $4,709,000 during fiscal 2005, compared to cash provided of $5,910,000 in fiscal 2004 and $8,422,000 in fiscal 2003. The Company sold $40,000,000 of Convertible Senior Subordinated Notes in February 2005 and received net proceeds of $37,395,000. The proceeds from the sale of the Notes were used to pay off the term loan under the Company’s credit agreement and pay down the revolving credit facility. The Company paid a net $23,000,000 on the Company’s outstanding revolving credit facility, $17,000,000 against the remaining balance of the term loan and $393,000 on other notes payable. The Company’s interest rate swap arrangement was liquidated in the third quarter of fiscal 2005 and the Company received cash of $394,000. The Company also received cash of $961,000 from the exercise of common stock options. The payment of the Company’s semi-annual cash dividend used cash of $3,066,000.

For 2006, the Company anticipates needing $4,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. The Company may require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company’s cash on-hand, cash generated from its operations or from borrowings available under the Company’s bank credit facility. The Company currently expects cash generated from operations to be higher in fiscal year 2006 compared to fiscal 2005. However, due to factors disclosed in FUTURE OUTLOOK below in this report, there can be no assurance that this will occur, or to what extent this will occur. The Company believes its existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, the Company may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents the Company’s contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2005:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollar amounts in thousands)
Long-term debt (Note 7)	$50,014	$427	$5,587		$44,000
Operating leases (Note 14)	15,181	3,754	5,840	$1,733	3,854
Minimum royalty payments (Note 14)	2,313	513	600	600	600
Total	$67,508	$4,694	$12,027	$2,333	$48,454

As disclosed in Note 14 to the consolidated financial statements, the Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company’s performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of June 30, 2005 was $8,094,000. The Company also has standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit as of June 30, 2005 was $1,144,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 will improve prospects for increased spending for our products in fiscal 2006. Due to the long sales cycle typical of our business, we do not expect to begin to realize the benefit of this legislation until the second half of fiscal 2006. State and local governments may be able to increase spending on transportation safety in 2006, and therefore increase the domestic demand for our products, as both the national and local economies improve. International sales represented 13% of the Company’s total revenues in fiscal 2005 which increased from 9% in fiscal 2004. We expect international sales to continue to be a strong driver of our sales growth. However, there can be no assurance either domestic or international sales will increase and we remain cautious about our performance in fiscal 2006.

Although the Company generally performed below historic levels in fiscal 2005 due to the federal funding issues and state and local budgetary constraints described above, revenues for our Inform segment declined substantially more than those of the Protect and Direct segment. We expect the substandard sales volumes and operating losses at the traffic control business to continue during the first half of fiscal 2006. If sales for the Inform segment increase by at least $10 million above the fiscal 2005 level, we expect to record a slight profit for the Inform segment in fiscal 2006. However, there can be no assurance either that we will achieve that level of sales or that the gross margin on those sales will be sufficient to produce a profit.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. In addition, we have acquired complementary businesses over the past several years and, as part of our strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines, primarily the traffic control product lines, are lower than our historical gross profit margin, which is currently adversely affecting our gross profit margin. We also experience rigorous price competition in our variable message sign and weather sensing system product lines. We do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to the Company’s June 30, 2005 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management. In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. The Company believes the following significant accounting policies and methods used by the Company are the most important to the presentation of the Company’s financial statements:

Revenue Recognition:   Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, the Company ensures that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts and credit memos is made based upon management’s analysis of bad debts and credit memos.

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

The Company’s annual impairment review resulted in no impairment charges for fiscal years 2005 and 2003. As discussed further in Note 6 to the Company’s June 30, 2005 consolidated financial statements, as a result of the Company’s impairment review during fiscal 2004, the Company recorded non-cash asset impairment charges of $32,600,000 relating to goodwill, other indefinite-lived intangible assets and amortized long-lived assets of the Inform segment. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Company’s Inform segment with $21,173,000 of the Company’s $29,313,000 of goodwill recorded in the Company’s June 30, 2005 balance sheet.

Income Taxes:   The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that the Company will be able to generate sufficient taxable income so that the assets will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. The Company expects the deferred tax assets currently recorded to be fully realizable; however, there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which the employees do not render the required service period. The Company plans to adopt the statement effective with the 2006 fiscal year. The Company anticipates that the adoption of SFAS No. 123(R) will have an impact of approximately $1,000,000, or $0.11 per diluted share, on the Company’s consolidated earnings for fiscal 2006. The adoption of the statement will not impact the Company’s financial position or cash flows.

The FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which required financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-5. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement No. 150 for the first fiscal period beginning after June 30, 2005. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. The Company is currently evaluating the impact that this statement will have on the Company’s financial statements, however the Company does not expect the adoption will have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective July 1, 2005 for the Company. The Company is currently evaluating the impact that this statement will have on the Company’s financial position and results of operations, however the Company does not expect the adoption will have a material impact.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (Opinion 29), to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard is effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which is effective for the Company’s fiscal year ending June 30, 2006. The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, (FSP 109-1). FSP 109-01 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the Act). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS 109, which does not require the revaluation of our U.S. deferred tax assets. We applied the guidance in FSP 109-1 effective July 1, 2005. Although we are currently evaluating the impact of the adoption of this standard, we do not expect the adoption to have a material impact on the Company’s financial statements for fiscal 2006.

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from the Company’s expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion, integration and rationalization of acquisitions; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of the Company’s products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of the Company’s governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions and natural disasters; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and general economic conditions.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from fluctuations in interest rates on its revolving credit agreement. The exposure to interest rate fluctuations was significantly reduced in the third quarter of fiscal 2005 when the Company issued convertible debt and used the proceeds to pay down the debt issued pursuant to the revolving credit agreement. Due to the lower exposure to rate fluctuations, the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk has been discontinued. As described in Note 7 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2005 and 2004 was $49,587,000 and $47,014,000, respectively. A hypothetical 1% increase in interest rates would have adversely affected the Company’s 2005 and 2004 net earnings and cash flows by approximately $273,000 and $249,000, respectively.

The majority of the Company’s business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of the Company’s operations. Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company did not hold such derivatives during 2005 or 2004. Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. However, there were no significant transaction gains or losses during 2005, 2004 or 2003 and the Company does not believe it is currently exposed to any material risk of loss from currency exchange fluctuations.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

We have audited the accompanying consolidated balance sheet of Quixote Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. We have also audited the accompanying Schedule II—Valuation and Qualifying Accounts and Reserves as of June 30, 2005. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Quixote Corporation and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quixote Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ GRANT THORNTON LLP

Chicago, Illinois
September 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Quixote Corporation:

In our opinion, the consolidated balance sheet as of June 30, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2004 present fairly, in all material respects, the financial position of Quixote Corporation and its subsidiaries at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of June 30, 2004 and 2003 and for the years then ended presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
September 13, 2004

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
	2005	2004	2003
	Dollar amounts in thousands, except share data
Net sales	$146,353	$150,290	$114,310
Cost of sales	99,864	102,987	68,070
Gross profit	46,489	47,303	46,240
Operating (income) expenses:
Selling and administrative	40,057	36,700	28,730
Asset impairment charges		32,600
Gain on sale of fixed assets	(1,126)
Research and development	5,391	3,605	2,356
	44,322	72,905	31,086
Operating profit (loss)	2,167	(25,602)	15,154
Other income (expense):
Interest income	34	30	104
Interest expense	(3,298)	(2,144)	(906)
Other		(212)
	(3,264)	(2,326)	(802)
Earnings (loss) before provision (benefit) for income taxes	(1,097)	(27,928)	14,352
Income tax provision (benefit)	(447)	(10,901)	4,880
Net earnings (loss)	$(650)	$(17,027)	$9,472
Basic earnings (loss) per share:
Net earnings (loss)	$(0.07)	$(1.99)	$1.21
Weighted average common shares outstanding	8,800,421	8,567,741	7,847,169
Diluted earnings (loss) per share:
Net earnings (loss)	$(0.07)	$(1.99)	$1.17
Weighted average common and common equivalent shares outstanding	8,800,421	8,567,741	8,062,397

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2005	2004
	Dollar amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$156	$2,389
Accounts receivable, net of allowance for doubtful accounts of $1,581 in 2005 and $1,872 in 2004	32,745	33,606
Refundable income taxes		3,371
Inventories, net	27,411	25,308
Deferred income taxes	5,765	2,682
Notes receivable		217
Other current assets	1,160	668
Total current assets	67,237	68,241
Property, plant and equipment at cost:
Land	1,054	1,434
Buildings and improvements	15,710	15,480
Machinery and equipment	20,058	19,645
Furniture and fixtures	2,019	2,068
Computer equipment and software	7,892	6,500
Leasehold improvements	1,624	1,661
Construction in progress	629	1,648
	48,986	48,436
Less: accumulated depreciation	(23,978)	(20,924
	25,008	27,512
Goodwill	29,313	29,503
Intangible assets, net	7,340	8,249
Deferred income taxes	5,083	6,099
Other assets	2,809	278
	$136,790	$139,882
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$427	$3,393
Accounts payable	11,061	10,723
Dividends payable	1,595	1,486
Accrued expenses:
Payroll and commissions	3,164	4,286
Warranty	2,510	4,691
Accrued insurance.	1,558	1,176
Other	3,989	2,513
Total current liabilities	24,304	28,268
Long-term debt, net of current portion	49,587	47,014
Other long-term liabilities	1,053	693
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 15,000,000 shares; issued 10,799,784 shares—2005 and issued 10,707,440 shares—2004	180	178
Capital in excess of par value of stock	59,382	57,757
Retained earnings	23,605	27,430
Accumulated comprehensive income	345	614
Treasury stock, at cost, 1,915,353 shares—2005 and 1,951,240 shares—2004	(21,666)	(22,072
Total shareholders’ equity	61,846	63,907
	$136,790	$139,882

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the three years ended June 30, 2005
	Common Stock		Capital in Excess of Par Value	Accumulated Comprehensive	Retained	Treasury Stock		Comprehensive
	Shares	Dollars	of Stock	Income (Loss)	Earnings	Shares	Dollars	Income (Loss)
	Dollar amounts in thousands, except share data
BALANCES, JULY 1, 2002	9,744,033	$162	$40,033	$(424)	$40,547	1,967,963	$(21,092)
Exercise of options, net of tax	124,075	2	1,332
Net earnings—2003					9,472			$9,472
Currency translation adjustment				19				19
Liquidation of foreign entity				361
Issuance of shares for acquisition of U.S. Traffic	558,534	10	10,557
Declaration of semi-annual cash dividends ($0.16 and $0.17 per share)					(2,651)
Issuance of shares pursuant to the stock retirement plan	10,794		251
Purchase of shares at $16.31 to $19.28 per share						164,000	(3,024)
BALANCES, JUNE 30, 2003	10,437,436	174	52,173	(44)	47,368	2 ,131,963	(24,116)	$9,491
Exercise of options, net of tax	243,210	4	2,578
Net loss—2004					(17,027)			$(17,027)
Other comprehensive income				658				658
Issuance of shares for acquisition of Peek Traffic			2,386			(180,723)	2,044
Declaration of semi-annual cash dividends ($0.17 per share)					(2,911)
Issuance of shares pursuant to the stock retirement plan	10,794		227
Issuance of restricted stock	16,000		393
BALANCES, JUNE 30, 2004	10,707,440	$178	$57,757	$614	$27,430	1,951,240	$(22,072)	$(16,369)
Exercise of options, net of tax	81,550	2	1,117
Net loss—2005					(650)			$(650)
Other comprehensive income				(292)				(292)
Reclassification to earnings				23
Declaration of semi-annual cash dividends ($0.18 per share)					(3,175)
Issuance of shares for 401K plan			298			(35,887)	406
Issuance of shares pursuant to the stock retirement plan	10,794		210
BALANCES, JUNE 30, 2005	10,799,784	$180	$59,382	$345	$23,605	1,915,353	$(21,666)	$(942)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
	2005	2004	2003
	Dollar amounts in thousands
OPERATING ACTIVITIES:
Net earnings (loss)	$(650)	$(17,027)	$9,472
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Asset impairment charges		32,600
Depreciation	4,587	4,763	3,383
Amortization	1,224	1,757	595
(Gain) loss on disposition of assets	(1,126)	212
Deferred income taxes	(2,253)	(9,380)	1,957
Provisions for losses on accounts receivable	647	686	184
Income tax benefit from employee stock options	160	431	446
Issuance of stock retirement plan shares	210	227	251
Issuance of stock to 401K plan	704
Issuance of restricted stock		393
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	218	4,956	(4,948)
Inventories	(2,109)	726	(395)
Other assets	(614)	267	(353)
Accounts payable and accrued expenses	(929)	(6,907)	3,881
Income taxes payable/refundable	3,556	(4,676)	2,037
Other long-term liabilities	(227)	(352)	(354)
Net cash provided by operating activities	3,398	8,676	16,156
INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired		(11,263)	(20,158)
Capital expenditures	(3,805)	(4,638)	(2,257)
Proceeds from sale of assets	1,642
Proceeds from sale/leaseback of assets	1,206
Patent expenditures	(170)	(42)	(445)
Payments on notes receivable	217		200
Net cash used in investing activities	(910)	(15,943)	(22,660)
FINANCING ACTIVITIES:
Proceeds from convertible debt offering	40,000
Fees on convertible debt offering	(2,605)
Payments on notes payable	(393)	(910)	(953)
Payments on revolving credit agreement	(37,400)	(22,250)	(22,500)
Proceeds from revolving credit agreement	14,400	32,750	16,500
Proceeds from term loan			20,000
Payments on term loan	(17,000)	(3,000)
Proceeds from interest rate swap arrangement	394
Payment of semi-annual cash dividends	(3,066)	(2,827)	(2,489)
Proceeds from exercise of common stock options	961	2,147	888
Repurchase of common stock for treasury			(3,024)
Net cash (used in) provided by financing activities	(4,709)	5,910	8,422
Effect of exchange rate changes on cash	(12)	(7)	37
Net change in cash and cash equivalents	(2,233)	(1,364)	1,955
Cash and cash equivalents at beginning of year	2,389	3,753	1,798
Cash and cash equivalents at end of year	$156	$2,389	$3,753

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

Quixote Corporation and its subsidiaries (the Company) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather forecasting systems, variable message signs, computerized highway advisory radio transmitting systems, intelligent intersection control devices, automated enforcement systems, video detection systems and other highway and transportation safety products to protect, direct and inform motorists and highway workers.

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

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

COMPUTER SOFTWARE   The Company capitalizes certain costs incurred in connection with developing or obtaining internal use computer software. During 2005 and 2004, approximately $419,000 and $694,000, respectively, of computer software was capitalized, primarily relating to new manufacturing and accounting systems.

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

FINANCIAL INSTRUMENTS   The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short-term maturity of these instruments. The fair value of the Company’s

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms and maturity.

DERIVATIVES   Until the issuance of fixed rate convertible debt in the third quarter of fiscal 2005, the Company managed its exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap was to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance the Company’s long-term borrowing costs and interest rate risk. During July 2003, the Company entered into a five-year interest rate swap agreement (the Agreement) to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. The terms of the Agreement matched the terms of the underlying debt. In addition, the Agreement was designated as, and was effective as, a cash-flow hedge of an outstanding debt obligation. Changes in fair value of the Agreement were reported as other comprehensive income and were recognized into earnings when the hedge transaction affects earnings. The Company’s derivative instrument was liquidated during February 2005 and the Company received $394,000 in cash. The current market value of the interest rate swap arrangement as of the date of liquidation included in accumulated other comprehensive income is being amortized over the remaining life of the originally forecasted transaction.

GEOGRAPHIC CONCENTRATION   The Company’s customers may consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. No single customer of the Company represents a significant portion of total revenues. However, in fiscal 2005, 2004 and 2003, approximately 11%, 10% and 12%, respectively, of revenues were from customers in the state of Texas, and 9%, 14% and 10%, respectively, of revenues in fiscal 2005, 2004 and 2003, were from customers in the state of California.

REVENUE RECOGNITION   Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, the Company ensures that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts and credit memos is made based upon management’s analysis of bad debts and credit memos.

SHIPPING AND HANDLING   Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

RESEARCH AND DEVELOPMENT   Research and development (R&D) costs are expensed as incurred.

STOCK-BASED COMPENSATION   Stock option plans, more fully described in Note 8, are accounted for under the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” for all arrangements under which employees receive shares of stock or other equity instruments of the employer. As allowed by FASB Statement No. 123, the Company applies the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements. No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of the

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

grant. During fiscal 2004, the Company issued 16,000 shares of restricted stock to certain employees, which resulted in a charge to earnings of $252,000, net of tax effects. Employees who received the shares are restricted from selling those shares for three years.

The following table presents the pro forma effects on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for the years ended June 30:

	2005	2004	2003
	(Dollar amounts in thousands, except per share data)
Net earnings (loss)—as reported	$(650)	$(17,027)	$9,472
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	252	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(961)	(1,299)	(1,303)
Net earnings (loss)—pro forma	$(1,611)	$(18,074)	$8,169
Earnings (loss) per share:
Basic—as reported	$(0.07)	$(1.99)	$1.21
Basic—pro forma	$(0.18)	$(2.11)	$1.04
Diluted—as reported	$(0.07)	$(1.99)	$1.17
Diluted—pro forma	$(0.18)	$(2.11)	$1.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk free interest rate	3.9%-4.2%	2.1%-3.6%	3.2%-3.6%
Expected dividend yield	1.72%	1.55%	1.70%
Weighted average expected volatility	41%	41%	42%
Weighted average expected life	4.3 years	4.3 years	4.2 years

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Although it is difficult to predict the exact impact the adoption of SFAS No. 123 (R) will have on the Company’s consolidated earnings due to the number of variables involved, the Company believes the impact in fiscal 2006 will be approximately $1,000,000, or $0.11 per diluted share.

EARNINGS PER SHARE   Basic earnings per share (EPS) is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercise of all stock options that are profitable to the

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

recipients and are dilutive to results of operations. Under this assumption, the weighted average number of shares is increased accordingly.

RECLASSIFICATIONS   Certain prior year balances have been reclassified to conform to current year presentations.

RECENT ACCOUNTING PRONOUCEMENTS   The FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which required financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-5. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement No. 150 for the first fiscal period beginning after June 30, 2005. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. The Company is currently evaluating the impact that this statement will have on the Company’s financial statements, however the Company does not expect the adoption to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective July 1, 2005 for the Company. The Company is currently evaluating the impact that this statement will have on the Company’s financial position and results of operations, however the Company does not expect the adoption will have a material impact.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (Opinion 29), to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

accounting principle. This new accounting standard is effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which is effective for the Company’s fiscal year ending June 30, 2006. The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, (FSP 109-1). FSP 109-01 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the Act). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS 109, which does not require the revaluation of our U.S. deferred tax assets. We applied the guidance in FSP 109-1 effective July 1, 2005. Although we are currently evaluating the impact of the adoption of this standard, we do not expect the adoption to have a material impact on the Company’s financial statements for fiscal 2006.

3.   ACQUISITIONS AND DISPOSITIONS

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

The following summary presents the estimated fair values of the assets acquired and liabilities of Peek Traffic assumed as of December 1, 2003, the effective date of acquisition:

(Dollar amounts in thousands)
Current assets	$5,977
Property, plant and equipment	2,902
Intangible assets	5,760
Goodwill	7,611
Total assets	22,250
Current liabilities	6,557
Net assets	$15,693

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   ACQUISITIONS AND DISPOSITIONS (Continued)

The intangible assets acquired in connection with the acquisition of Peek Traffic were assigned as follows:

	Gross Carrying Amount	Weighted-average Useful Life__
	(Dollar amounts in thousands)
Amortized intangible assets:
Customer relationships	$3,110	11 years
Trade names	1,700	10 years
Technology	840	15 years
Backlog	110	1 year
Total	$5,760	11 years

Effective May 16, 2003, the Company acquired certain assets and liabilities of the Traffic and Transit Lighting businesses of U.S. Traffic Corporation (UST). UST is a designer, manufacturer and supplier of intelligent intersection control systems and other transportation equipment located in Santa Fe Springs, California and Tecate, Mexico. The Company paid a purchase price of $35,725,000, net of cash acquired, consisting of $20,158,000 in cash, a $5,000,000 five-year note and 558,534 shares of the Company’s common stock with a fair market value of $10,567,000. The Company’s source of cash for this acquisition was a $70,000,000 credit facility. The results of UST have been included in the Company’s Inform segment since the date of acquisition.

The Company anticipated that the UST and Peek Traffic businesses would provide future operating synergies in the traffic control market, expand the Company’s customer base in the municipal and county markets and leverage the Company’s existing technologies within the Inform segment.

The following pro forma summary presents the Company’s consolidated results of operations for the years ended June 30, 2004 and 2003 as if the UST and Peek Traffic acquisitions had occurred at the beginning of fiscal year 2003:

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

Effective June 30, 2005, the Company sold certain machinery and equipment of a captive manufacturer of the Company’s Protect and Direct segment for approximately $650,000 and recorded a gain on the sale of $566,000. During fiscal 2005, the Company sold land and received proceeds of $992,000 and recorded a gain on the sale of $560,000.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVENTORIES

Inventories consist of the following at June 30:

	2005	2004
	(Dollar amounts in thousands)
Finished goods	$8,757	$10,414
Work-in-process	4,666	4,732
Raw materials	13,988	10,162
	$27,411	$25,308

5.   INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of June 30:

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(Dollar amounts in thousands)
Amortized intangible assets:
Patents and licenses	$2,990	$1,755	$1,235	$2,820	$1,597	$1,223
Technology and installed base	2,491	899	1,592	2,491	700	1,791
Customer relationships	3,807	1,181	2,626	3,807	827	2,980
Trade names	2,250	363	1,887	2,250	49	2,201
Other	640	640	—	640	586	54
Total	$12,178	$4,838	$7,340	$12,008	$3,759	$8,249

During the fourth quarter of fiscal 2004, the Company recorded impairment charges relating to certain intangible assets (see Note 6) including indefinite-lived trade names. The remaining carrying values of these trade names were redesignated as amortized intangible assets.

Amortization expense was $1,079,000, $1,757,000 and $595,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The estimated amortization expense for the five fiscal years subsequent to 2005 is as follows: $1,173,000 in 2006, $1,126,000 in 2007, $1,061,000 in 2008, $849,000 in 2009 and $737,000 in 2010. The intangible assets are amortized over their useful lives, which is four to seventeen years for patents and licenses, five to fifteen years for technology and installed base, five to ten years for customer relationships, ten years for trade names and one to two years for other intangible assets.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   INTANGIBLE ASSETS AND GOODWILL (Continued)

The following table displays a rollforward of the carrying amount of goodwill from July 1, 2003 to June 30, 2005 by business segment:

	2005		2004
	Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
	(Dollar amounts in thousands)
Beginning balance	$8,139	$21,364	$8,139	$40,503
Acquired		—		7,611
Adjustments		(190)		(741)
Impairment charges (Note 6)		—		(26,009)
Ending balance	$8,139	$21,174	$8,139	$21,364

An adjustment of $190,000 to decrease goodwill was recorded in fiscal 2005 in connection with the finalization of valuations of certain assets and liabilities of Peek Traffic. Goodwill in the amount of $7,611,000 was recorded in connection with the acquisition of Peek Traffic in the fiscal year ended June 30, 2004. In connection with the finalization of valuations of certain assets and liabilities of Peek Traffic and UST, a net adjustment of $741,000 to decrease goodwill was recorded in fiscal 2004.

6.   ASSET IMPAIRMENT CHARGES

During fiscal year 2004, the prolonged delay in the passage of new federal highway funding legislation as well as ongoing state and municipal budget issues had a significant negative impact on the Company as a whole. In addition, UST operating results were much lower than expected, although the Company was pursuing the integration of UST and Peek Traffic in order to improve profitability. As a result of these factors and the Company’s impairment review in the fourth quarter of fiscal 2004, the Company determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. The Company recorded asset impairment charges in the Inform segment of $32,600,000, or $21,266,000, net of income tax benefits, or $2.48 per diluted share. The charges included $26,009,000 for goodwill relating to UST, SSI and Nu-Metrics, $4,182,000 for intangible assets and $2,409,000 for fixed assets. The intangible asset impairment charges included $1,449,000 for technology and installed base, $1,623,000 for customer relationships and $1,110,000 for trade names. In addition, the remaining carrying values of the trade names were redesignated as amortized intangible assets and are being amortized over ten years. No impairment charges were recorded during fiscal 2005 or 2003.

In performing its impairment assessments, the Company first assessed its indefinite-lived intangibles; second, assessed its amortized long-lived assets (including amortized intangible assets and property, plant and equipment); and third, assessed its goodwill. Additionally, the Company re-assessed the remaining useful lives of its amortized long-lived assets.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   LONG-TERM DEBT

Long-term debt consists of the following at June 30:

	2005	2004
	(Dollar amounts in thousands)
Convertible debt 7% interest rate due February 15, 2025.	$40,000
Revolving credit note due February 1, 2008, interest at variable rates	4,000
Revolving credit note due May 16, 2006, interest at variable rates	—	$27,000
Term loan due May 16, 2006,interest at variable rates	—	17,000
Subordinated promissory note	5,000	5,000
Notes payable, net of discounts of $111—2005 and $218—2004	1,014	1,407
Total long-term debt	50,014	50,407
Less current portion	427	3,393
Long-term debt, net	$49,587	$47,014

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

During April 2005, the Company entered into a new bank credit agreement with a secured revolving credit facility of $30 million. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery & equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, the Company will also be required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The borrowing is secured by a first security interest in all existing and hereafter acquired assets of the company, including accounts receivable, inventory, machinery and equipment, real estate and the equity securities of the Company’s subsidiaries. Under certain conditions, the Company may request a release of all security interests after June 30, 2006, at which time the Company would no longer be subject to a borrowing base formula, but would be subject to several financial covenants.

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

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   LONG-TERM DEBT (Continued)

The aggregate amount of maturities of long-term debt for the four years subsequent to 2006 assuming renewal of the credit agreement is as follows: $465,000 in 2007, $5,122,000 in 2008, $0 in 2009, $0 in 2010 and $44,000,000 thereafter.

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

Information with respect to stock option activity under the Company’s plans is as follows:

	Number of Common Shares	Option Price per Share			Weighted Average Exercise Price
July 1, 2002	1,248,174	$6.88	to	$24.95	$15.28
Granted	198,100	16.04	to	20.54	16.40
Exercised	(189,744)	8.00	to	16.00	12.32
Cancelled or expired	(300)	23.77	to	23.77	23.77
June 30, 2003	1,256,230	6.88	to	24.95	15.90
Granted	122,900	25.63	to	26.02	25.68
Exercised	(349,007)	8.34	to	24.95	13.81
Cancelled or expired	(29,165)	12.19	to	25.63	21.16
June 30, 2004	1,000,958	6.88	to	26.02	17.68
Granted	205,700	18.40	to	20.68	19.51
Exercised	(129,754)	6.88	to	16.04	14.87
Cancelled or expired	(66,933)	10.00	to	25.63	21.14
June 30, 2005	1,009,971	$6.88	to	$26.02	$18.19

Options outstanding at June 30, 2005 are exercisable as follows: 711,076 currently, 147,007 in 2006, 91,753 in 2007 and 60,135 thereafter. Options outstanding at June 30, 2004 and 2003 included 734,194 and 849,000, which were exercisable at those dates, respectively. The weighted average fair value of options granted during 2005, 2004 and 2003 was $6.87, $8.17 and $5.36, respectively. As of June 30, 2005, the Company has 793,215 common shares reserved for its option and award plans.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   STOCK OPTIONS AND STOCK TRANSACTIONS (Continued)

The following is the composition of the June 30, 2005 stock option balance:

	Outstanding			Currently Exercisable_
Options having a per share exercise price of:	Weighted average remaining life	Weighted average exercise price per share	Number of shares	Weighted average exercise price	Number of shares
$ 6.88 to $10.00	2.3 years	$8.28	54,000	$8.28	54,000
10.01 to 15.00	4.1 years	13.16	220,000	13.16	220,000
15.01 to 20.00	4.5 years	17.43	431,671	16.02	196,039
20.01 to 25.00	2.1 years	24.07	193,400	24.07	193,400
25.01 to 26.02	5.1 years	25.69	110,900	25.76	47,637
$ 6.88 to $26.02	3.9 years	$18.19	1,009,971	$17.39	711,076

9.   SHAREHOLDER RIGHTS PLAN

The Company has a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The Plan calls for stockholders of record as of July 14, 1998 to receive a dividend distribution of one right for each outstanding share of the Company’s common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15% of the Company’s outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right.

If after an acquiring person becomes the beneficial holder of more than 15% of the Company’s outstanding common stock and then the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation or 50% or more of the Company’s assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right. The Company may redeem the rights, for $.01 per right, under certain circumstances.

10.   RETIREMENT PLANS

The Company has a retirement stock award program for certain key executives of the Company. The award consists of shares of the Company’s common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year’s stock award, the executive must remain employed with the Company through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by the Company or until age 65. The size of each participant’s annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive’s projected compensation and length of service at retirement, but only if the Company’s stock price appreciates at a sustained target rate. The retirement stock award program resulted in a charge to earnings of $352,000 in 2005, $374,000 in 2004 and $420,000 in 2003.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   RETIREMENT PLANS (Continued)

The Company has an incentive savings plan covering substantially all employees of the Company. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company contributes a matching contribution based upon a percentage of the participants’ contributions which is invested directly in the common stock of the Company. Additional discretionary company contributions may be made at the option of the Company’s Board of Directors. The expense for the plan was $1,186,000 in 2005, $1,126,000 in 2004 and $738,000 in 2003. During fiscal 2005, the Company began contributing its matching contributions under the incentive savings plan through issuing common stock from its treasury stock.

11.   INCOME TAXES

The income tax provision (benefit) for consists of the following:

	2005	2004	2003
	(Dollar amounts in thousands)
Current:
Federal and international	$(2,839)	$(1,676)	$2,759
State	139	155	163
	(2,700)	(1,521)	2,922
Deferred:
Federal and international	2,194	(8,153)	1,573
State	59	(1,227)	385
	2,253	(9,380)	1,958
Total income tax provision (benefit)	$(447)	$(10,901)	$4,880

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES (Continued)

The components of the net deferred tax asset (liability) are as follows:

	2005	2004
	(Dollar amounts in thousands)
Deferred tax assets:
Accounts receivable allowance	$262	$608
Warranty reserve	404	671
Intangible assets	2,433	1,589
Goodwill	7,986	8,829
Inventory valuation	744	841
Compensated absences and medical claims	449	473
Tax over book basis in affiliates	—	438
Other liabilities and reserves	621	1,162
Net operating loss and R&D credits	6,601	1,379
Valuation allowance	(445)	(884)
	19,055	15,106
Deferred tax liabilities:
Book over tax basis of fixed assets	(2,408)	(1,099)
Book over tax basis of intangible assets	(5,799)	(5,226)
	(8,207)	(6,325)
Net deferred tax asset	$10,848	$8,781

The valuation allowance relates principally to deferred tax assets that the Company estimates may not be realizable, including portions of tax over book basis in affiliates, and net operating and capital loss carryforwards. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

At June 30, 2005, certain subsidiaries of the Company have approximately $3,863,000 of state and $12,002,000 of federal net operating loss carryforwards for tax purposes. Certain limitations on utilization of the net operating loss carryforwards are present and realization of a portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2025.

The net deferred tax asset  consists of the following at June 30:

	2005	2004
	(Dollar amounts in thousands)
Current deferred tax asset	$5,765	$2,682
Noncurrent deferred tax asset	5,083	6,099
Total net deferred tax asset	$10,848	$8,781

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES (Continued)

The income tax provision (benefit) differed from the taxes calculated at the statutory federal tax rate as follows:

	2005	2004	2003
	(Dollar amounts in thousands)
Taxes at statutory rate	$(373)	$(9,775)	$4,923
State income taxes	150	(697)	493
Research and development credit	(410)	(652)	(139)
Goodwill		1,054
Other	186	(831)	(397)
Income tax provision (benefit)	$(447)	$(10,901)	$4,880

During the third quarter of fiscal 2004, the Company recorded a $1,249,000 income tax benefit related to the favorable settlement of a tax audit.

12.   ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following as of June 30:

	2005	2004
	(Dollar amounts in thousands)
Currency translation adjustment:
Beginning balance	$(46)	$(44)
Currency translation adjustment	(27)	(2)
Liquidation of foreign entity	73	—
Ending balance	—	(46)
Unrealized gain on derivative instrument (Note 2):
Beginning balance	660	—
Change in derivative instrument	(265)	660
Amortization to earnings	(50)	—
Ending balance	345	660
Accumulated comprehensive income—June 30	$345	$614

During fiscal 2005, the company liquidated a foreign entity and recorded $73,000 in currency translation expense. In addition, the company liquidated its derivative instrument, an interest rate swap arrangement during fiscal 2005 and received $394,000 in cash. The market value of the interest rate swap arrangement as of the date of liquidation included in accumulated other comprehensive income is being amortized over the remaining life of the originally forecasted transaction.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per share is as follows:

	2005	2004	2003
	(Dollar amounts in thousands, except per share data)
Numerator:
Net earnings (loss) available to common shareholders	$(650)	$(17,027)	$9,472
Denominator:
Weighted average shares outstanding—basic	8,800,421	8,567,741	7,847,169
Effect of dilutive securities—common stock options	—	—	215,228
Weighted average shares outstanding—diluted	8,800,421	8,567,741	8,062,397
Net earnings (loss) per share of common stock:
Basic	$(0.07)	$(1.99)	$1.21
Diluted	$(0.07)	$(1.99)	$1.17

Employee stock options totaling 146,620 shares for the year ended June 30, 2005 and 239,350 shares for the year ended June 30, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were antidilutive.

There were outstanding options to purchase common stock at prices that exceeded the average market price for the statement of operations period. These options have been excluded from the computation of diluted earnings (loss) per share and are as follows:

	2005	2004	2003
Average exercise price per share	$24.66	$25.13	$23.78
Number of shares	304,300	268,100	246,000

As discussed in Note 7, if the Convertible Senior  Subordinated Notes are fully converted at the conversion price of $25.09 per share, the Notes  would convert into approximately 1,544,000 shares of the Company’s common stock.  The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share

14.   GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES

Disclosures about each group of similar guarantees and commitments are provided below.

LEASE COMMITMENTS   The Company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreements. Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $3,748,000 in 2005, $4,239,000 in 2004 and $1,895,000 in 2003. These operating leases include options for renewal. Annual minimum future rentals for lease commitments are approximately $3,754,000 in 2006, $3,285,000 in 2007,

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

$2,555,000 in 2008, $1,052,000 in 2009 and $681,000 in 2010, for an aggregate of $11,327,000 for the five-year period. Minimum future rentals after 2010 total $3,854,000.

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

The Company’s estimated product warranty liability for the years ended June 30 is as follows:

	2005	2004
	(Dollar amounts in thousands)
Beginning balance	$4,691	$1,986
Current provisions, net	(702)	1,000
Expenditures and settlements	(1,523)	(240)
Acquisitions	—	2,144
Adjustments	44	(199)
Ending balance	$2,510	$4,691

LEGAL   The Company is subject to legal actions of a routine manner and common to its businesses. The Company records loss contingencies where appropriate within the guidelines established by FASB Statement No. 5 “Accounting for Contingencies”. In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company’s results of operations,   financial condition, or cash flows.

EXECUTIVE AGREEMENTS   The Company has agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements, to a maximum amount of $4,487,000.  The Company has by-laws and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities.  The term of the indemnification period is for the director’s or officer’s lifetime. The Company believes that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, the Company has not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

BUSINESS PURCHASE AGREEMENTS   As part of the purchase price of UST, the Company agreed to pay the sellers contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid for fiscal 2005, 2004 or fiscal 2003 representing additional purchase price. The Company is leasing UST’s Sante Fe Springs, California facility and its Tecate Mexico facility from affiliates of the sellers, for five year terms which can be renewed for five years. The Company has guaranteed its

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

BID AND PERFORMANCE BONDS   The Company has entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to the Company’s performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $8,094,000 as of June 30, 2005. Historically, the Company has not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

OTHER COMMITMENTS   The Company has standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit at June 30, 2005 was $1,144,000. The Company has included $1,158,000 in accrued liabilities for this exposure as of June 30, 2005.

The Company has certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,313,000 through fiscal year 2012. The Company has included $312,000 in accrued liabilities for this exposure as of June 30, 2005.

15.   SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Cash paid for interest was $ 2,395,000 in 2005, $2,049,000 in 2004 and $908,000 in 2003. Net cash received from income taxes was $2,075,000 in 2005 and cash paid for income taxes was $2,878,000 in 2004 and $2,691,000 in 2003. The Company declared dividends that were payable at year end of $1,595,000 in 2005, $1,486,000 in 2004 and $1,402,000 in 2003. In connection with the acquisition of Peek Traffic in December 2003, the purchase price for the net assets acquired included 180,723 shares of the Company’s common stock, issued from Treasury Stock, valued at $4,430,000. In connection with the acquisition of UST in May 2003, the purchase price for the net assets acquired included a $5,000,000 five-year, 5.25% subordinated promissory note and 558,534 shares of the Company’s common stock with a fair value of $10,567,000.

16.   INDUSTRY SEGMENT INFORMATION

The Company’s operations are comprised of two principal reportable segments within the highway and transportation safety industry—the manufacture and sale of highway and transportation safety products which Protect and Direct, and the manufacture and sale of products which Inform that are often referred to as Intelligent Transportation Systems (ITS) products. The primary product lines within the

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   INDUSTRY SEGMENT INFORMATION (Continued)

Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as products that prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include intelligent intersection control systems, automated enforcement systems, video detection equipment, highway advisory radio systems, variable message signs, advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and ease traffic congestion. The majority of the Company’s sales of its highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. The Company’s business is conducted principally in the United States, its country of domicile, with sales outside the United States as follows:  $19,111,000 in 2005, $14,249,000 in 2004 and $13,545,000 in 2003. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2005, 2004 and 2003.

The Company’s reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance.  The Company evaluates the performance of its segments and allocates resources to them based on operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Corporate assets consist primarily of cash and cash equivalents, depreciable assets and income tax assets. Accounting policies for the segments are the same as those for the Company.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   INDUSTRY SEGMENT INFORMATION (Continued)

The following table presents financial information about reported segments as of and for the years ended June 30, 2005, 2004 and 2003 comprising the totals reported in the consolidated financial statements.

	2005	2004		2003
	(Dollar amounts in thousands)
Revenues:
Protect and Direct	$73,575	$73,282		$77,243
Inform	72,778	77,008		37,067
Total	$146,353	$150,290		$114,310
Depreciation and amortization:
Protect and Direct	$2,737	$2,719		$2,684
Inform	2,899	3,766		1,267
Total segment depreciation and amortization	5,636	6,485		3,951
Unallocated corporate	175	35		27
Total	$5,811	$6,520		$3,978
Operating profit (loss):
Protect and Direct	$14,859	$15,904		$18,846
Inform	(4,572)	(33,613	)(1)	3,151
Total segment operating profit (loss)	10,287	(17,709)		21,997
Unallocated corporate	(8,120)	(7,893)		(6,843)
Total	$2,167	$(25,602)		$15,154
Identifiable assets:
Protect and Direct	$52,204	$53,347		$53,780
Inform	70,839	71,742		90,112
Total segment identifiable assets	123,043	125,089		143,892
Unallocated corporate	13,747	14,793		6,933
Total	$136,790	$139,882		$150,825
Capital expenditures:
Protect and Direct	$1,593	$3,425		$1,748
Inform	2,212	1,208		429
Total segment capital expenditures	3,805	4,633		2,177
Unallocated corporate		5		80
Total	$3,805	$4,638		$2,257

(1)          Includes $32,600 in non-cash asset impairment charges.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for years 2005 and 2004 follows:

	Three months ended
	9/30	12/31	3/31	6/30
	(Dollar amounts in thousands, except per share data)
FISCAL 2005
Net sales	$37,987	$33,447	$34,952	$39,967
Gross profit	11,272	8,707	12,013	14,497
Operating profit (loss)	137	(873)	(231)	3,134
Net earnings (loss)	(261)	(1,039)	(741)	1,391
Basic earnings (loss) per share	(.03)	(.12)	(.08)	.16
Diluted earnings (loss) per share	(.03)	(.12)	(.08)	.16
	9/30	12/31	3/31	6/30
FISCAL 2004
Net sales	$39,184	$35,494	$36,169	$39,443
Gross profit	12,776	11,070	9,984	13,473
Operating profit (loss)	4,109	1,227	(459)	(30,479	)(3)
Net earnings (loss)	2,321	466	446 (1)	(20,260	)(4)
Basic earnings (loss) per share	.28	.06	.05 (2)	(2.32	)(5)
Diluted earnings (loss) per share	.27	.05	.05 (2)	(2.32	)(5)

(1)          Includes an income tax benefit of $1,249 related to the favorable settlement of a tax audit.

(2)          Includes an income tax benefit of $0.14 related to the favorable settlement of a tax audit.

(3)          Includes non-cash asset impairment charges of $32,600.

(4)          Includes non-cash asset impairment charges of $21,266, net of income tax benefits.

(5)          Includes non-cash asset impairment charges of $2.43 per diluted share.

Item 9.   Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosures

None.

Item 9A.   Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the material weakness in the Company’s internal controls over certain information technology general controls as described below, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Annual Report on Form 10-K, June 30, 2005.  However, the Company performed analysis and other procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.  Accordingly, management believes that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit or a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)   Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management determined that a material weakness existed in the Company’s internal controls over certain Information Technology General Controls (“ITCG”) as of June 30, 2005. Specifically, the Company did not have (i) monitoring of information technology managers who have access to the application and underlying data, (ii) mechanisms to track changes made to the application itself, and (iii) adequate security administration of users’ access to the application. These control deficiencies did not result in any known financial statement misstatements. However, the aggregation of these control deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected by its internal control over financial reporting. Accordingly, management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO. Management is developing remediation plans to address these known deficiencies within a reasonable period of time.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Limitation on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal control over financial reporting will prevent all errors and all fraud.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reoporting, that Quixote Corporation and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quixote Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

The Company’s controls over certain information technology general controls related to the Company’s material financial applications were not effective. The Company did not have (i) monitoring of information technology managers who have access to the application and underlying data, (ii) mechanisms to track changes made to the applications itself, and (iii) adequate security administration of users’ access to the application.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2005 financial statements, and this report does not affect our report dated September 12, 2005 on those financial statements.

In our opinion, management’s assessment that Quixote Corporation and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Quixote Corporation has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quixote Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated September 12, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
September 12, 2005

(c)           Changes in Internal Control Over Financial Reporting

There have not been any significant changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Some of the information required in response to this item regarding Directors of the Registrant is set forth in the sections “Audit committee financial expert”, “Information concerning nominees for director and directors continuing in office” and “Compliance with Section 16 of the Securities Exchange Act of 1934” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2005 to be filed with the Commission on or about October 6, 2005 and is incorporated herein by reference.

In addition, the Company’s Code of Ethics that applies to the Registrant’s principal executive officer, principal financial officer and principal accounting officer or controller, is posted on the Registrant’s website at www.quixotecorp.com/investor/corpgovernance.asp.

The executive officers of the Company, their ages and offices held by each during fiscal 2005 are as follows:

Leslie J. Jezuit	59	Chairman, Chief Executive Officer & Director—Quixote Corporation
Daniel P. Gorey	54	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation
Joan R. Riley	52	Vice President, General Counsel & Secretary—Quixote Corporation

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

Item 11.   Executive Compensation

The information required in response to this item is set forth under the caption “Remuneration of Directors and Executive Officers” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2005 to be filed with the Commission on or about October 6, 2005 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required in response to this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2005 to be filed with the Commission on or about October 6, 2005 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required in response to this item is set forth under the caption “Certain Transactions and Business Relationships” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2005 to be filed with the Commission on or about October 6, 2005 and is incorporated herein by reference.

PART IV

Item 14.   Principal Accountant Fees and Services

The information required in response to this item is set forth under the caption “Audit and Other Fees Paid to Grant Thornton LLP” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2005 to be filed with the Commission on or about October 6, 2005 and is incorporated herein by reference.

Item 15.   Exhibits and Financial Statement Schedules

Item Number	Page Number in This Report
(a).1. Financial Statements
Reports of Independent Registered Public Accounting Firm	25-26
Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003	27
Consolidated Balance Sheets as of June 30, 2005 and 2004	28
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2005, 2004 and 2003	29
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003	30
Notes to Consolidated Financial Statements	31-51

(a).2.   Financial Statement Schedule

The financial statement schedule listed under Item 15(d) is filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(b).     Exhibits

2.1

The Asset Purchase Agreement between Green Light Acquisition Company, U.S. Traffic Corporation and Myers/Nuart Electrical Products, Inc. dated as of May 16, 2003, filed as Exhibit 2.1 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

2.2

The Asset Purchase Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Traffic, Inc. and Peek Traffic Systems, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K Current Report dated December 10, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

3. (a)

Restated Certificate of Incorporation dated February 4, 1998 filed as Exhibit 3(a) to the Company’s Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock dated July 24, 1998, filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.

(b)

Amended and Restated By-Laws of the Company as amended through February 24, 2000, filed as Exhibit 3(b) to the Company’s Form 10-Q Report for the quarter ended March 31, 2000, File No. 0-7903, and incorporated herein by reference.

4. (a)

Rights Agreement dated as of July 24, 1998, between the Company and BankBoston, N.A, as Rights Agent, filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference; Amendment to Rights Agreement dated as of October 15, 2001, filed as Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 2001, File No. 0-7903, and incorporated herein by reference.

4. (b)

Indenture dated as of February 9, 2005 between Quixote Corporation and LaSalle Bank National Association, as Trustee, filed on February 10, 2005 as Exhibit 4(a) to the Company’s Current Report on Form 8-K, File No. 0-7903, dated February 9, 2005, and incorporated herein by reference.

4. (c)

Form of 7% Convertible Senior Subordinated Note Due 2025, filed on February 10, 2005 as Exhibit 4(b) to the Company’s Current Report on Form 8-K, File No. 0-7903, dated February 9, 2005 and incorporated herein by reference.

4. (d)

Registration Rights Agreement dated as of February 9, 2005 by and among Quixote Corporation, and the Buyers as defined therein, filed on February 10, 2005 as Exhibit 4(c) to the Company’s Current Report on Form 8-K, dated February 9, 2005, File No. 0-7903, and incorporated herein by reference.

10 (a)

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Mortgage and Security Agreement between Spin-Cast Plastics, Inc. and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 0-7903, and incorporated herein by reference.

(b) *

1991 Director Stock Option Plan, as amended through August 16, 2000, filed as Exhibit 10(b) to the Company’s Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference.

(c) *

1993 Long-Term Stock Ownership Incentive Plan, as amended through August 16, 2000, filed as Exhibit 10(c) to the Company’s Form 10-K Report for the fiscal year ended June 30, 2000, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1997, File No. 0-7903, and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Leslie J. Jezuit filed as Exhibit 10(a) to the Company’s Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Joan R. Riley, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

(d) *

2001 Employee Stock Incentive Plan, as amended November 18, 2004 and filed as Exhibit F to the Company’s DEF Schedule 14A Proxy Statement, File No. 001-08123, filed on October 6, 2004 and incorporated herein by reference; Form of Employee Stock Option Agreement and Form of Restricted Stock Award Agreement, filed as Exhibits 99(d) and 99(e), respectively, to the Company’s Form S-8, File No. 333-120852, filed on November 30, 2004 and incorporated herein by reference.

(e) *

2001 Non-Employee Directors Stock Option Plan as amended November 18, 2004 and filed as Exhibit G to the Company’s DEF Schedule 14A Proxy Statement, File No. 001-08123, filed on October 6, 2004 and incorporated herein by reference; Form of Director Non-Qualified Stock Option Agreement filed on November 19, 2004 as Exhibit 10(c) to the Company’s Current Report on Form 8-K, File No. 0-7903, dated November 18, 2004, and incorporated herein by reference.

(f)

Office Lease between the Company and TDC Canada, Inc. and Wacker GP, Inc. (collectively “Landlord”) dated August 30, 2003, filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended March 31, 2004, File No. 0-7903, and incorporated herein by reference; First Amendment to Office Lease dated as of July 1, 2004 between the Company and Landlord, filed herewith; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company’s Form 10-Q Report for the quarter ended December 31, 1993, File No. 0-7903 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1994, File No. 0-7903, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1999, File No. 0-7903, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed as Exhibit 10 (f) to the Company’s 10-K Report for the fiscal year ended June 30, 2002, File No. 0-7903, and incorporated herein by reference; Lease between Green Light Acquisition Company and Cambridge Real Estate Corporation dated as of May 16, 2003, filed as Exhibit 10.7 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference; Lease Contract between Quixote Safety Transportation Mexico S. de R. L. C. V. and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.8 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(g) *

Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company’s Form 10-Q Report for the quarter ended December 31, 1995, File No. 0-7903, and incorporated herein by reference; Change of Control Agreements dated December 1,1997 by and between the Company and each of Leslie J. Jezuit and Daniel P. Gorey, filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended December 31, 1997, File No. 0-7903, and incorporated herein by reference; Change of Control Agreement dated December 1, 1997 between the Company and Joan R. Riley, filed as Exhibit 10(f) to the Company’s 10-K Report for the fiscal year ended June 30, 1998, File No. 0-7903, and incorporated herein by reference.

(h)

Asset Purchase Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, TranSafe Corporation, Roadway Safety Service, Inc., Momentum Management, Inc., and Fitch Barrier Corporation; Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote Corporation and TranSafe Corporation; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between TranSafe Corporation and E. Scott Walter, all filed as Exhibits 2.1, 2.2, and 2.3 to the Company’s Form 8-K Report dated October 10, 1997, File No. 0-7903, and incorporated herein by reference.

(i)

Subordinated Promissory Note of Green Light Acquisition Company dated as of May 16, 2003, filed as Exhibit 10.2 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(j)

Guaranties of Raymond International W.L.L., Raymond Overseas Holding Limited and Basil K. Vasiliou dated as of May 16, 2003, filed as Exhibit 10.3 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(k)

Guaranties of Quixote Corporation to U.S. Traffic Corporation, Myers/Nuart Electrical Products, Inc., Cambridge Leasing Corporation and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.4 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(l)

The Myers Pedestal Transition Agreement between Green Light Acquisition Company and U.S. Traffic Corporation and Myers/Nuart Electrical Products, Inc. dated as of May 16, 2003, filed as Exhibit 10.9 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(m)

Stockholders Covenant Not to Compete and Other Post-Asset Sale Obligations between Green Light Acquisition Company and Raymond International W.L.L., Raymond Overseas Holding Limited and Basil K. Vasiliou dated as of May 16, 2003, filed as Exhibit 10.10 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(n)

The OEM Supply Agreement between Green Light Acquisition Company and Myers Power Products, Inc. dated as of May 16, 2003, filed as Exhibit 10.11 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 0-7903, and incorporated herein by reference.

(o)

Guaranty of Quixote Corporation dated December 10, 2003 to Peek Traffic, Inc. and Peek Systems, Inc. filed as Exhibit 10.1 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

(p)

Standstill Agreement dated December 10, 2003 between Quixote Corporation and Peek Corporation filed as Exhibit 10.2 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

(q)

Escrowed Shares Registration Rights Agreement dated December 10, 2003 between Quixote Corporation and Peek Corporation filed as Exhibit 10.3 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

(r)

Non-Competition Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Holding Corporation, Peek Corporation, Peek Traffic, Inc., and Peek Traffic Systems, Inc. filed as Exhibit 10.5 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

(s)

Perpetual License Agreement dated December 10, 2003 between Peek Traffic, Inc., Peek Traffic Systems, Inc. and Vision Acquisition Corporation filed as Exhibit 10.6 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

(t)

Escrow Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Corporation, Peek Traffic, Inc., Peek Traffic Systems, Inc., BNP Paribas, and LaSalle Bank National Association filed as Exhibit 10.7 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 0-7903, and incorporated herein by reference.

21.	Subsidiaries of the Company
23.	Consent of Grant Thornton LLP as an Independent Registered Public Accounting Firm
23.1	Consent of PricewaterhouseCoopers LLP as an Independent Registered Public Accounting Firm
31.	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                    Management contract or compensatory plan or agreement

Schedules:

II—Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

QUIXOTE CORPORATION
(Registrant)
	By:	/s/ LESLIE J. JEZUIT
Dated: September 12, 2005		Leslie J. Jezuit, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ LESLIE J. JEZUIT	Chairman and Director	September 12, 2005
Leslie J. Jezuit	(President, Chief Executive Officer)
/s/ DANIEL P. GOREY	Vice President, Chief Financial Officer,	September 12, 2005
Daniel P. Gorey	Treasurer and Director
/s/ JOAN R. RILEY	Vice President, General Counsel	September 12, 2005
Joan R. Riley	and Secretary
/s/ JAMES H. DEVRIES	Director	September 12, 2005
James H. DeVries
/s/ WILLIAM G. FOWLER	Director	September 12, 2005
William G. Fowler
/s/ LAWRENCE C. MCQUADE	Director	September 12, 2005
Lawrence C. McQuade
/s/ DUANE M. TYLER	Director	September 12, 2005
Duane M. Tyler
/s/ ROBERT D. VAN ROIJEN, JR.	Director	September 12, 2005
Robert D. van Roijen, Jr.

QUIXOTE CORPORATION & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2005, 2004 and 2003

Column A	Column B	Column C(a)	Column D(a)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserve for Doubtful Accounts and Credit Memos:
Year ended June 30, 2005	$1,872,000	$647,000	$(938,000)	$1,581,000
Year ended June 30, 2004	$1,267,000	$686,000	$(81,000)	$1,872,000
Year ended June 30, 2003	$1,546,000	$276,000	$(555,000)	$1,267,000

NOTE:

(a)           Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBITS
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) / 15d-14(a))
32	Certifications Pursuant to 18 U.S.C. Section 1350