Form 10-Q
period 2005-09-30
QUIXOTE CORP
filed 2005-11-09
CIK 32870

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended September 30, 2005

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

YES   ☐      NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,816,176 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of October 31, 2005.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$39,391,000	$37,987,000
Cost of sales	28,445,000	26,715,000
Gross profit	10,946,000	11,272,000
Operating expenses:
Selling & administrative	7,889,000	9,875,000
Research & development	1,430,000	1,260,000
	9,319,000	11,135,000
Operating profit	1,627,000	137,000
Other income (expense):
Interest income	1,000	34,000
Interest expense	(1,183,000)	(592,000)
	(1,182,000)	(558,000)
Earnings (loss) before income taxes	445,000	(421,000)
Income tax provision (benefit)	169,000	(160,000)
Net earnings (loss)	$276,000	$(261,000)
Per share data—basic:
Net earnings (loss)	$.03	$(.03)
Weighted average common shares outstanding	8,909,581	8,761,368
Per share data—diluted:
Net earnings (loss)	$.03	$(.03)
Weighted average common shares outstanding	9,061,500	8,761,368

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$399,000	$156,000
Accounts receivable, net of allowances for doubtful accounts of $1,410,000 at September 30 and $1,581,000 at June 30	34,011,000	32,745,000
Inventories, net:
Raw materials	14,959,000	13,988,000
Work in process	5,032,000	4,666,000
Finished goods	8,025,000	8,757,000
	28,016,000	27,411,000
Deferred income tax assets	5,540,000	5,765,000
Other current assets	2,054,000	1,160,000
Total current assets	70,020,000	67,237,000
Property, plant and equipment, at cost	49,020,000	48,986,000
Less accumulated depreciation	(24,926,000)	(23,978,000)
	24,094,000	25,008,000
Goodwill	29,313,000	29,313,000
Intangible assets, net	7,116,000	7,340,000
Deferred income tax assets	5,083,000	5,083,000
Other assets	2,646,000	2,809,000
	$138,272,000	$136,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2005	June 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$427,000	$427,000
Accounts payable	10,931,000	11,061,000
Dividends payable		1,595,000
Accrued expenses	10,180,000	11,221,000
Total current liabilities	21,538,000	24,304,000
Long-term debt, net of current portion	55,384,000	49,587,000
Other long-term liabilities	1,049,000	1,053,000
	77,971,000	74,944,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 10,864,556 shares at September 30 and 10,799,784 shares at June 30	181,000	180,000
Capital in excess of par value of common stock.	60,542,000	59,382,000
Retained earnings	23,881,000	23,605,000
Accumulated other comprehensive income	316,000	345,000
Treasury stock, at cost, 2,052,468 shares at September 30 and 1,915,353 shares at June 30	(24,619,000)	(21,666,000)
Total shareholders’ equity	60,301,000	61,846,000
	$138,272,000	$136,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operating activities:
Net earnings (loss)	$276,000	$(261,000)
Adjustments to reconcile net earnings to net cash used by operating activities of continuing operations:
Depreciation	1,167,000	1,133,000
Amortization	428,000	283,000
Provisions for losses on accounts receivable	(171,000)	166,000
Issuance of 401K shares	211,000
Stock-based compensation expense	249,000
Tax benefit from stock options	(36,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,096,000)	(728,000)
Inventories	(605,000)	(470,000)
Other assets	(890,000)	(1,933,000)
Income taxes	261,000	1,973,000
Accounts payable and accrued expenses	(1,170,000)	(274,000)
Other long-term liabilities	(4,000)	(109,000)
Net cash used in operating activities	(1,380,000)	(220,000)
Investing activities:
Capital expenditures	(253,000)	(840,000)
Patent expenditures	(73,000)
Payments received on note receivable		217,000
Net cash used in investing activities	(326,000)	(623,000)
Financing activities:
Proceeds from revolving credit agreement	13,500,000	11,500,000
Payments on revolving credit agreement	(7,600,000)	(11,500,000)
Payments on term loan		(750,000)
Payments on notes payable	(103,000)	(95,000)
Proceeds from short term notes payable		1,206,000
Payment of semi-annual cash dividend	(1,595,000)	(1,486,000)
Purchase of treasury stock	(3,105,000)
Proceeds from exercise of common stock options	852,000	188,000
Net cash provided by (used in) financing activities	1,949,000	(937,000)
Effect of exchange rate changes on cash		(6,000)
Increase (decrease) in cash and cash equivalents	243,000	(1,786,000)
Cash and cash equivalents at beginning of period	156,000	2,389,000
Cash and cash equivalents at end of period	$399,000	$603,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2005 consolidated balance sheet as presented was derived from the audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

2.     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the quarter ended September 30, 2005 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two share-based compensation plans, which are described below.

Plan Descriptions

Our 2001 Employee Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and restricted shares to its employees for up to 1,125,000 shares, of which 150,000 shares were reserved for the grant of restricted stock awards. We believe that grants of stock options to employees generate an increased incentive for the employee to contribute to the Company’s future success and prosperity, thus enhancing the value of the Company for the benefit of its stockholders. The Plan provides for grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. No grantee may receive option grants in excess of 100,000 shares per year. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Employee options granted under the current plan expire not more than ten years from the grant date with vesting to be determined by the Committee. For grants currently outstanding, vesting is over a three year period, with one-third of the grant becoming exercisable at the end of each of the three years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

Our 2001 Non-Employee Directors Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 135,000 shares. We  believe that grants of stock options to non-employee directors encourages the directors to acquire a long term proprietary interest in the growth and performance of the Company, and generates an increased incentive for the directors to contribute to the Company’s future success and prosperity, thus enhancing the value of the Company for the benefit of its stockholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting is over not less than a six-month period. Option awards provide for accelerated vesting if there is a change in control, as defined in the Director Plan. Vesting is also accelerated upon the death of a director optionee.

A summary of the principal features of our current plans, as well as copies of those plans are provided in our 2004 Proxy Statement. Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from Treasury stock or may be shares purchased on the open market. We believe that we currently have adequate Treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2006. The authorization for issuance will terminate on November 1, 2011 for both the employee plan and the director plan.

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for those plans was $249,000 for the three months ended September 30, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $36,000 for that period, and the net expense recorded was $213,000, which was $0.02 per basic and diluted share outstanding. Share-based compensation expense, which is a non-cash item, added $249,000 to the first quarter’s cash flow from operations.  The exercise of stock options provided $852,000 in cash flow from financing activities.

As of September 30, 2005, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $1,585,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures. The 241,755 unvested options outstanding at September 30, 2005 had a weighted-average grant date fair value of $7.02.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first quarters of fiscal years 2006 and 2005. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	2006	2005
Risk free interest rate	4.0%	4.2%
Expected dividend yield	1.72%	1.71%
Weighted average expected volatility	43%	41%
Expected term	3.7 - 4.4 years	4.0 years
Weighted average expected term	4.1 years	4.0 years

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	89,200	$21.15
Exercised	(98,550)	$15.86
Cancelled or expired
Outstanding at September 30, 2005	1,000,621	$18.68	4.0 Years	$2,711,000
Vested at September 30, 2005	758,866	$17.99	3.6 Years	$2,581,000

Options outstanding at September 30, 2005 are exercisable as follows: 758,866 currently, 121,490 within one year, 89,864 in two years and 30,401 thereafter. As of September 30, 2005, we have 628,498 common shares reserved for our option and award plans available for future grants.

Pro forma Disclosures

Prior to adoption of SFAS 123R, we accounted for stock options granted under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The cost of restricted stock granted was expensed in the period the stock is issued. No charges were made to earnings in connection with stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to the stock options granted during those periods.

Three months ended
September 30,
2004
Net earnings (loss), as reported	$(261,000)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(234,000)
Pro-forma net loss	$(495,000)
Loss per share:
Basic—as reported	$(.03)
Basic—pro forma	$(.06)
Diluted—as reported	$(.03)
Diluted—pro forma	$(.06)

Disclosures for the three months ended September 30, 2005 are not presented because stock-based payments were recorded using the fair-value method required under SFAS 123(R).

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first three months of fiscal 2006 are not necessarily indicative of the performance for the entire year. Our business is seasonal with a higher level of sales in the fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30,
	2005	2004
Numerator:
Net earnings (loss) available to common shareholders	$276,000	$(261,000)
Denominator:
Weighted average shares outstanding—basic	8,909,581	8,761,368
Effect of dilutive securities—common stock options	151,919
Weighted average shares outstanding—diluted	9,061,500	8,761,368
Net earnings (loss) per share of common stock:
Basic	$.03	$(.03)
Diluted	$.03	$(.03)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2005 and 2004 and are as follows:

	Three Months Ended
	September 30,
	2005	2004
Average exercise price per share	$25.20	$24.94
Number of shares	268,300	297,600

In addition, employee stock options totaling 121,070 shares for the three months ended September 30, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

6.     Accumulated other comprehensive income consists of the following:

	September 30,	June 30,
	2005	2005
Unrealized loss on derivative instrument:
Beginning balance—July 1	$345,000	$660,000
Change in derivative instrument		(265,000)
Amortization to earnings	(29,000)	(50,000)
Ending balance	$316,000	$345,000
Currency translation adjustment:
Beginning balance		$(46,000)
Currency translation adjustment		(27,000)
Liquidation of foreign entity		73,000
Ending balance		$—
Total accumulated comprehensive income	$316,000	$345,000

Comprehensive income (loss) consists of the following:

	Three Months Ended
	September 30,
	2005	2004
Net earnings (loss)	$276,000	$(261,000)
Other comprehensive income:
Currency translation adjustment		4,000
Change in derivative instrument		(371,000)
Comprehensive income (loss)	$276,000	$(628,000)

7.     Our operations are classified as two reportable segments within the highway and transportation safety industry. Our two reportable segments are the manufacture and sale of the Company’s products which Protect and Direct, and the manufacture and sale of products which Inform and are often referred to as Intelligent Transportation Systems (ITS) products.  Our segments are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2005.

The following table presents financial information about reported segments for the three-month periods ended September 30, 2005 and 2004 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and		Unallocated
	Direct	Inform	Corporate	Total
2006
THREE MONTHS
Net sales from external customers	$17,820,000	$21,571,000		$39,391,000
Operating profit (loss)	2,894,000	399,000	$(1,666,000)	1,627,000
Identifiable assets	52,538,000	72,732,000	13,002,000	138,272,000
2005
THREE MONTHS
Net sales from external customers	$18,396,000	$19,591,000		$37,987,000
Operating profit (loss)	3,216,000	(1,020,000)	$(2,059,000)	137,000
Identifiable assets	55,251,000	72,440,000	10,616,000	138,307,000

Identifiable assets of the Protect and Direct segment as of September 30, 2005 decreased to $52,538,000 from $55,251,000 as of September 30, 2004 due primarily to dispositions of assets during fiscal 2005.

8.     Intangible assets consist of the following:

	September 30, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,064,000	$1,799,000	$1,265,000	$2,990,000	$1,755,000	$1,235,000
Technology and installed base	2,491,000	949,000	1,542,000	2,491,000	899,000	1,592,000
Customer relationships	3,807,000	1,310,000	2,497,000	3,807,000	1,181,000	2,626,000
Trade names	2,250,000	438,000	1,812,000	2,250,000	363,000	1,887,000
Other	640,000	640,000	—	640,000	640,000	—
Total	$12,252,000	$5,136,000	$7,116,000	$12,178,000	$4,838,000	$7,340,000

Intangible amortization expense was $298,000 and $283,000 for the three months ended September 30, 2005 and 2004, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2006 and for the four fiscal years subsequent to 2006 are as follows:  $1,185,000, $1,120,000, $1,055,000, $844,000 and $731,000. The carrying amount of goodwill consists of $21,174,000 for the Inform segment and $8,139,000 for the Protect and Direct segment both as of September 30, 2005 and June 30, 2005.

9.     Disclosures regarding each group of similar guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,994,000 in fiscal year 2006, $6,492,000 in the next year to three fiscal years, $1,814,000 in the next three to five fiscal years and $3,854,000 thereafter, for an aggregate of $16,154,000.

Product Warranty Liability

We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. We accrue for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. Our estimated product warranty liability is as follows:

Balance, July 1, 2005	$2,510,000
Current provisions, net	(14,000)
Expenditures	(180,000)
Balance—September 30, 2005	$2,316,000

Legal

We are subject to legal actions of a routine manner and common to our businesses. We record loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5 “Accounting for Contingencies”. In the opinion of management, based on the advice of legal counsel, the amount of liability, if any, arising from legal actions should not have a material effect on the Company’s results of operations or financial condition.

Executive Agreements

We have agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of a termination or an actual or threatened change in control of the Company. Upon occurrence of a termination or a triggering event after a change in control, as defined, the Company would be liable for payment of benefits under these agreements, to a maximum amount of $4,487,000.  We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities.  The term of the indemnification period is for the director’s or officer’s lifetime. We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, we have not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

Business Purchase Agreements

As part of the purchase price of UST, the Company has agreed to pay contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid through September 30, 2005 representing additional purchase price. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on the $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers.

Indemnification of Lenders and Agents Under Credit Facilities

Under its credit facilities, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs, and from any legal action brought against the lenders related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.  Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $4,989,000 at September 30, 2005 and $8,094,000 at June 30, 2005. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at September 30, 2005 and at June 30, 2005 was $1,144,000. We have included $1,048,000 in accrued liabilities for this exposure as of September 30, 2005.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,685,000 through fiscal year 2012. We have included $628,000 in accrued liabilities for this exposure as of September 30, 2005.

10.   During September, we settled all claims arising from the 2003 acquisition of the Peek Traffic business with the Peek Traffic Group Limited and its affiliates (the Sellers) for $633,000 in cash, net of legal expenses. Also, as part of the settlement, the Sellers sold to us 150,603 shares of our common stock acquired by the Sellers as part of the purchase price for $3,105,000, or $20.62 per share.

PART I—FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets.  Our operations are comprised of two reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. Our two reportable segments are—the manufacture and sale of highway and transportation safety products which “Protect and Direct”, and the manufacture and sale of products and services which “Inform” that are often referred to as Intelligent Transportation Systems (ITS) products.  The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems.  The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include intelligent intersection control systems; mobile and permanent variable message signs; advanced sensing products which measure distance, count and classify vehicles, and sense weather conditions; computerized highway advisory radio transmitting systems; automated red light enforcement systems; and other transportation equipment.

Our products are sold by both a direct sales force and a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects our business with generally a higher level of sales in our fourth fiscal quarter.

RESULTS OF OPERATIONS

Our results for the first quarter of fiscal 2006 were consistent with our expectations. Although the new federal highway spending bill (SAFETEA-LU) was signed in August, 2005, we do not expect to realize significant benefits until the second half of fiscal 2006. During the first quarter of fiscal 2006, sales increased over the first quarter of last year and we began to see increased order activity in some areas of our business. We believe the increase in sales and order activity reflects improved confidence in our industry now that a highway bill is in place. We were encouraged to see sales growth of 10% in our Inform Group and increased profitability during the first quarter which included a 5% increase in sales of traffic and intersection control products. However, sales volume of traffic and intersection controls products at U.S. Traffic Corporation (UST) continues to be substandard.  We believe this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues which we expect will improve during fiscal 2006. See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended
	September 30
	2005	2004
Revenues by Segment:
Protect and Direct	$17,820,000	$18,396,000
Inform	21,571,000	19,591,000
	$39,391,000	$37,987,000
Geographic Revenues:
Domestic	$35,048,000	$33,797,000
International	4,343,000	4,190,000
	$39,391,000	$37,987,000
Operating Income by Segment:
Protect and Direct	$2,894,000	$3,216,000
Inform	399,000	(1,020,000)
Unallocated Corporate	(1,666,000)	(2,059,000)
	$1,627,000	$137,000
Gross profit percentage	27.8%	29.7%
Selling and administrative expenses as a percentage of sales	20.0%	26.0%
Diluted earnings (loss) per share	$.03	$(.03)

Revenues

Our net sales for the first quarter of fiscal 2006 increased $1,404,000, or 4%, to $39,391,000 from $37,987,000 for the first quarter last year. This was primarily due to increases in sales across nearly all major product lines in the Inform segment. These sales increases were partially offset by decreased sales in the Protect and Direct segment.

Protect and Direct—Net sales for the Protect and Direct segment for the first quarter of fiscal 2006 decreased 3% to $17,820,000 from $18,396,000 for the first quarter last year.  The decrease in sales was primarily due to decreased international sales, as well as a 12% decrease in sales of permanent crash cushions which had particularly strong sales in the first quarter of fiscal 2005. Sales of truck mounted attenuators, parts and Triton barriers were consistent with the first quarter of last year. Partially offsetting the sales decrease, sales of delineators and barrels increased from last year’s first quarter.

Inform—Net sales for the Inform segment for the first quarter of fiscal 2006 increased 10%, or $1,980,000, to $21,571,000 from $19,591,000 for the first quarter last year. Sales increased across nearly all major product lines. Sales of traffic and intersection control systems increased 5% during the first quarter of fiscal 2006 and sales of traffic and weather sensing systems and highway advisory radio products increased 23%.

Geographic—International sales for the first quarter of fiscal 2006 increased $153,000, or 4%, to $4,343,000, compared to $4,190,000 for the first quarter last year, primarily due to increased sales of intersection control systems. Domestic sales for the first quarter of fiscal 2006 increased 4% to $35,048,000 from $33,797,000.

Gross Profit Margin

Our gross profit margin for the first quarter of fiscal 2006 was 27.8% compared to 29.7% for the first quarter last year, primarily due to lower gross margins in the Protect and Direct segment due to higher raw material costs and, to a lesser extent, volume inefficiencies associated with the lower level of sales. The gross profit margin for the Inform segment also decreased slightly due to lower gross profit margins for traffic and intersection control systems due to unfavorable sales mix, which was partially offset by higher gross margins on highway advisory radio products and weather and traffic sensing systems.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2006 decreased $1,986,000, or 20%, to $7,889,000 from $9,875,000 for the first quarter last year. Selling and administrative expenses in the Inform segment decreased primarily due to the realization of benefits from cost reduction efforts in the traffic control businesses which occurred over the past year. Also included in the Inform segment selling and administrative expenses for the first quarter of 2006 was a $633,000 gain resulting from a settlement of claims with the seller of Peek Traffic as discussed in Note 10. Selling and administrative expenses in the Protect and Direct segment decreased primarily due to the lower level of sales. Selling and administrative expenses for the first quarter of fiscal 2006 include $249,000 of expense related to the adoption of SFAS 123(R) requiring the expensing of stock options as discussed in Note 2. We expect the expense related to SFAS 123(R) for fiscal year to be approximately $1,000,000. Selling and administrative expenses decreased as a percentage of sales to 20.0% for the first quarter of 2006 from 26.0% last year, due to the sales increases and the fixed cost nature of many of the expenses, the cost reduction efforts, and the settlement of claims.

Research and Development

Research and development expenditures were $1,430,000 for the first quarter of fiscal 2006 compared to $1,260,000 for the first quarter last year. The increase of $170,000 was due to increased expenditures in both the Inform and the Protect and Direct segments. Expenditures increased in the Protect and Direct segment for the development of innovative new products to address safety needs both domestically and abroad. Expenditures also increased in the Inform segment for product upgrades and enhancements to existing product lines and on new products.

Operating Profit

Operating profit for the first quarter of fiscal 2006 was $1,627,000, compared to operating profit of $137,000 for the first quarter of fiscal 2005. For the first quarter of fiscal 2006, operating profit for the Protect and Direct Group decreased $322,000 to $2,894,000 from $3,216,000 for the first quarter last year due primarily to the decreased level of sales and factors mentioned above. The Inform Group operating profit improved to $399,000 from an operating loss of $1,020,000 for the first quarter of last year due to the increased level of sales, the settlement of claims and factors mentioned above.

Interest Expense

Interest expense for the first quarter of fiscal 2006 increased to $1,183,000 from $592,000 for the first quarter last year.  The increase was due to the higher level of debt and to higher interest rates. The interest rate on our $40 million in Convertible Senior Subordinated Notes is 7%. The interest rate on our collateralized bank credit facility is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average rate was 6.2% as of September 30, 2005.

Provision for Income Taxes

Income tax expense for the first quarter of fiscal 2006 was $169,000 representing a 38% effective income tax rate. We currently expect to provide for income taxes at a rate of 38% for the remainder of fiscal 2006.

Net Earnings

Net earnings for the first quarter of fiscal 2006 was $276,000, or $0.03 cents per diluted share, compared to a net loss of $261,000, or $0.03 cents per diluted share, for the first quarter last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $399,000 as of September 30, 2005 and access to additional funds under a bank credit agreement. We believe that this collateralized bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million secured revolving credit facility with a $10 million sub-facility for letters of credit issued by the bank or its affiliates. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, we will also be required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement currently expires in April 2008, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the Bank.

Our outstanding borrowings were $55,811,000, or 48.1% of total capitalization, as of September 30, 2005, of which $9,900,000 was outstanding related to the bank credit facility. This compares to $50,014,000, or 44.7% of total capitalization, as of June 30, 2005. Included in the amount outstanding as of September 30, 2005 and June 30, 2005 was $40,000,000 in 7% Convertible Senior Subordinated Notes due February 2025, which were sold through a private placement in February 2005. The amount of standby letters of credit outstanding was $1,144,000 as of both September 30, 2005 and June 30, 2005.

Cash Flows

Cash flows used in operations were $1,380,000 during the first quarter of fiscal 2006. This compares with $220,000 used in the first quarter of fiscal 2005. In both of the quarters, cash flow generated by operations was primarily derived from earnings before non-cash expenses such as depreciation and amortization. The increase in cash used by operating activities in the first quarter of fiscal 2006 reflects increased working capital, in particular, increases in accounts receivable and inventory and decreases in accrued expenses.

Investing activities used cash of $326,000 during the first quarter of fiscal 2006, compared to $623,000 in the first quarter of the prior year. Expenditures during the first quarter of fiscal 2006 included $253,000 for capital expenditures.

Financing activities provided cash of $1,949,000 during the first quarter of fiscal 2006, compared to using cash of $937,000 during the first quarter of fiscal 2005. During the first quarter of 2006, we borrowed a net $5,900,000 against our outstanding revolving credit facility. We paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic for the Treasury. In addition, we paid $103,000 on notes payable. We received cash of $852,000 from the exercise of common stock options. The payment of our semi-annual cash dividend used cash of $1,595,000.

For 2006, we anticipate needing approximately $4,000,000 in cash for capital expenditures. We may also need additional cash if we consider acquiring businesses that complement our existing operations. We may require additional investments in working capital to maintain growth. We may also need additional funds to repurchase our own common stock from time to time. These expenditures will be financed either through cash on-hand, cash generated from operations or from borrowings available under our bank credit facility. We believe that our existing cash, cash generated from operations and funds available under our existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2005. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2005:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt	$55,811	$427	$5,484		$49,900
Operating leases	16,154	3,994	6,492	$1,814	3,854
Minimum royalty payments.	2,685	635	850	600	600
Total	$74,650	$5,056	$12,826	$2,414	$54,354

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of September 30, 2005 was $4,989,000. We also have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit as of September 30, 2005 was $1,144,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 will improve prospects for increased spending for our products in fiscal 2006. Due to the long sales cycle typical of our business, we do not expect to begin to realize significant benefits of this legislation until the second half of fiscal 2006. In addition, state and local governments may be able to increase spending on transportation safety in 2006 as both national and local economies improve. We are beginning to see increased order activity in some areas of our business. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict when and to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will increase. Therefore, we remain cautious about our performance in fiscal 2006.

We expect the substandard sales volumes and operating losses at UST to continue at least through the first half of fiscal 2006. We do not expect to realize significant benefits of projected cost savings from our rationalizing of portions of the traffic and intersection control business (UST and Peek Traffic) operations and other Inform businesses until the second half of fiscal 2006, assuming sales volume improves in the second half of fiscal 2006. If sales for the Inform segment increase by at least $15 million above the fiscal 2005 level, we expect to record a slight profit for the Inform segment in fiscal 2006. However, there can be no assurance either that we will achieve that level of sales or that the gross margin on those sales will be sufficient to produce a profit.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. In addition, we have acquired complementary businesses over the past several years and, as part of our strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines, primarily the traffic control product lines, are lower than our historical gross profit margin, which is currently adversely affecting our gross profit margin. We also experience rigorous price competition in our intersection control system, variable message sign and weather sensing system product lines. We do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2005 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements.  There have been no material changes in accounting policies, methods and estimates used by management.  In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by us are the most important to the presentation of our financial statements:

Revenue Recognition:  Revenues, net of sales incentives, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, we ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts and credit memos is made based upon management’s analysis of bad debts and credit memos.

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

Long-Lived Assets: Long-lived assets include such items as goodwill, patents, product rights, other intangible assets and property, plant and equipment. For purposes of evaluating the recoverability of long-lived assets, we assess the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets.

Amortized long-lived assets (including amortized intangible assets and property, plant and equipment) held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to future undiscounted cash flows of underlying asset groups. The net carrying value of assets not recoverable is reduced to fair value. Fair values of amortized long-lived assets are determined based upon the performance of a third party fair value appraisal. Patents and other finite-lived intangible assets are amortized on a straight-line or systematic method over the life of the patent or intangible asset.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined with the help of a third party appraisal firm using present value techniques.

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Inform segment with $21,174,000 of our $29,313,000 of goodwill recorded in our September 30, 2005 balance sheet.

Income Taxes: We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. We expect the net deferred tax assets currently recorded to be fully realizable; however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As discussed in Note 2, in December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R was effective July 1, 2005, at which time we adopted it using a modified prospective method. We expect the net impact of adopting SFAS 123R to be approximately $900,000, or $0.10 per diluted share in fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We adopted this statement effective July 1, 2005 and do not expect it will have a material impact on our financial position and results of operations.

The FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which required financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-5. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement No. 150 for the first fiscal period beginning after June 30, 2005. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. We adopted this statement effective July 1, 2005 and do not expect it will have a material impact on our financial statement.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (Opinion 29), to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We adopted this statement effective July 1, 2005, but we do not routinely enter into exchanges that could be considered nonmonetary, so we do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations.”  The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. We adopted this interpretation effective July 1, 2005 and do not believe the adoption will have a material impact on our financial statements.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and the reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. We early adopted SFAS 154 effective July 1, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or financial position.

FORWARD LOOKING STATEMENTS

Various statements made within the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute “forward-looking statements” for purposes of the SEC’s “safe harbor” provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Any statement that addresses expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures, financial results or changes in governmental legislation, policies and conditions, is a forward-looking statement.

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion, integration and rationalization of our acquisitions; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of our products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of our governmental markets; competitive and pricing pressures; increasing raw material and freight costs; excess manufacturing capacity; weather conditions and natural disasters; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and general economic conditions.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2005 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from fluctuations in interest rates. Our exposure to interest rate fluctuations was significantly reduced when we issued $40 million of fixed rated convertible debt and used the proceeds to pay down bank debt issued pursuant to our revolving credit agreement in the third quarter of fiscal 2005. We had managed our exposure to interest rate fluctuations beginning in fiscal 2004 through the use of derivative instruments in the form of non-trading interest rate swaps, but our interest rate swap agreement was liquidated in the third quarter of fiscal 2005.

The majority of our business is transacted in U. S. dollars. We continue to evaluate the use of derivative financial instruments to manage the effects of foreign currency exchange rates changes, but we do not currently hold any such derivatives. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations.

ITEM 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief

Executive Officer and Chief Financial Officer concluded that solely as a result of the material weakness in the Company’s internal controls over certain information technology general controls as described below at paragraph (b), the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2005. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit or a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b) Management’s Report on Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Based on its assessment of our internal control over financial reporting for our last fiscal year, management determined that a material weakness existed in the Company’s internal controls over certain information technology general controls as of June 30, 2005. Specifically, the Company did not have (i) monitoring of information technology managers who have access to the application and underlying data, (ii) mechanisms to track changes made to the application itself, and (iii) adequate security administration of users’ access to the application. These control deficiencies did not result in any known financial statement misstatements. However, the aggregation of these control deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected by its internal control over financial reporting. Accordingly, management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission. Management is in the process of completing a comprehensive, detailed remediation plan to address these known deficiencies. During the quarter ended September 30, 2005, we decided to upgrade our primary information technology software system to a more current version which includes, among other things, better tools to assist with the monitoring of information technology general controls. We expect to complete the upgrade in the third quarter of fiscal 2006. During this first quarter, we also engaged an external consulting firm to assist with the remediation of security and access controls.

PART II—OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

ITEM 1.   Legal Proceedings

U.S. TRAFFIC CORPORATION V. MYERS AMERICA, INC., MYERS/NUART ELECTRICAL PRODUCTS, INC., RAYMOND INT’L W.L.L., RAYMOND OVERSEAS HOLDING LIMITED, AND BASIL K. VASILIOU, Circuit Court of Cook County, Illinois, Law Division, No. 2005L010719. On September 29, 2005, our subsidiary, U.S. Traffic Corporation (UST), filed a complaint against both the sellers of the assets of the U.S. Traffic business to us in May 2003 and sellers’ guarantors. (Pursuant to a Tolling Agreement with the sellers, UST had to file its fraud claims by September 30, 2005). The complaint arises from the sale of the business to UST and alleges a number of claims against sellers and the guarantors, including fraud, breach of the Asset Purchase Agreement, breach of sellers’ representations and warranties and other breaches of sellers’ indemnity obligations. UST seeks damages for the sellers’ breach and fraud. See our interim report on Form 8-K dated January 13, 2005 and filed January 18, 2005, File No. 001-08123, for more information regarding our claims against the sellers.

In a related action, on September 28, 2005 Myers America, Inc. and Myers/Nuart Electrical Products filed a lawsuit against UST, claiming a breach of the Asset Purchase Agreement for failure to provide certain sales and collection reports to sellers and demanding an accounting. See MYERS AMERICA, INC. V. U.S. TRAFFIC CORPORATION, Circuit Court of Cook County, Illinois, Chancery Division, No. 05CH16573. On November 1, 2005, UST filed a third-party complaint and motion for a temporary restraining order in this action against Myers Power Products, Inc., an affiliate of sellers, asserting breach of an OEM Supply Agreement between the parties and including a claim of tortious interference with UST’s business relations and prospective economic advantage.

ITEM 2.   Unregistered Sales of Equity Securities and Uses of Proceeds

(c)   In connection with the settlement of our claims against the sellers of the Peek Traffic business, we repurchased 150,603 shares of our common stock on September 23, 2005 for an aggregate of $3,105,133, or $20.618  per share. The per share purchase price was determined by the terms of the Asset Purchase Agreement dated December 10, 2003 between the parties. This settlement including the repurchase of shares was described in our interim report on Form 8-K for September 23, 2005.

ITEM 6.   Exhibits

(a)	Exhibits
	3(b)	Amended and Restated By-Laws of the Company as amended through August 17, 2005.
	10(f)	Lease dated September 22, 2005 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation
	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: November 8, 2005	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer,
Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

3(b)	Amended and Restated By-Laws of the Company as amended through August 17, 2005.
10(f)	Lease dated September 22, 2005 by and between Gulfcoast Property No. 1, LLC and Peed Traffic Corporation.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002