Form 10-Q
period 2005-12-31
QUIXOTE CORP
filed 2006-02-09
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   To

Commission File Number 0-7903

QUIXOTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2675371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
35 East Wacker Drive
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 467-6755

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,834,859 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of January 31, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,
	2005	2004
Net sales	$78,577,000	$71,434,000
Cost of sales	56,417,000	51,455,000
Gross profit	22,160,000	19,979,000
Operating expenses:
Selling & administrative	17,241,000	18,209,000
Research & development	2,804,000	2,506,000
	20,045,000	20,715,000
Operating profit (loss)	2,115,000	(736,000)
Other income (expense):
Interest income	1,000	34,000
Interest expense	(2,289,000)	(1,395,000)
	(2,288,000)	(1,361,000)
Loss before income taxes	(173,000)	(2,097,000)
Income tax benefit	(66,000)	(797,000)
Net loss	$(107,000)	$(1,300,000)
Per share data—basic:
Net loss	$(.01)	$(.15)
Weighted average common shares outstanding	8,864,263	8,770,941
Per share data—diluted:
Net loss	$(.01)	$(.15)
Weighted average common shares outstanding	8,864,263	8,770,941
Cash dividends declared per common share	$.18	$.18

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2005	2004
Net sales	$39,186,000	$33,447,000
Cost of sales	27,972,000	24,740,000
Gross profit	11,214,000	8,707,000
Operating expenses:
Selling & administrative	9,352,000	8,334,000
Research & development	1,374,000	1,246,000
	10,726,000	9,580,000
Operating profit (loss)	488,000	(873,000)
Other income (expense):
Interest income
Interest expense	(1,106,000)	(803,000)
	(1,106,000)	(803,000)
Loss before income taxes	(618,000)	(1,676,000)
Income tax benefit	(235,000)	(637,000)
Net loss	$(383,000)	$(1,039,000)
Per share data—basic:
Net loss	$(.04)	$(.12)
Weighted average common shares outstanding	8,820,890	8,780,513
Per share data—diluted:
Net loss	$(.04)	$(.12)
Weighted average common shares outstanding	8,820,890	8,780,513
Cash dividends declared per common share	$.18	$.18

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$606,000	$156,000
Accounts receivable, net of allowance for doubtful accounts of $1,518,000 at December 31 and $1,581,000 at June 30	36,255,000	32,745,000
Inventories, net:
Raw materials	15,970,000	13,988,000
Work in process	4,431,000	4,666,000
Finished goods	8,422,000	8,757,000
	28,823,000	27,411,000
Deferred income tax assets	5,844,000	5,765,000
Other current assets	2,741,000	1,160,000
Total current assets	74,269,000	67,237,000
Property, plant and equipment, at cost	49,476,000	48,986,000
Less accumulated depreciation	(26,087,000)	(23,978,000)
	23,389,000	25,008,000
Goodwill	29,313,000	29,313,000
Intangible assets, net	6,893,000	7,340,000
Deferred income tax assets	5,083,000	5,083,000
Other assets	2,481,000	2,809,000
	$141,428,000	$136,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31, 2005	June 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$427,000	$427,000
Accounts payable	11,898,000	11,061,000
Dividends payable	1,588,000	1,595,000
Accrued expenses	10,639,000	11,221,000
Total current liabilities	24,552,000	24,304,000
Long-term debt, net of current portion	56,984,000	49,587,000
Other long-term liabilities	1,060,000	1,053,000
	82,596,000	74,944,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares at December 31 and 15,000,000 shares at June 30; issued 10,868,654 shares at December 31 and 10,799,784 shares at June 30	181,000	180,000
Capital in excess of par value of common stock	60,939,000	59,382,000
Retained earnings	21,910,000	23,605,000
Accumulated other comprehensive income	286,000	345,000
Treasury stock, at cost, 2,040,506 shares at December 31 and 1,915,353 shares at June 30	(24,484,000)	(21,666,000)
Total shareholders’ equity	58,832,000	61,846,000
	$141,428,000	$136,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2005	2004
Operating activities:
Net loss	$(107,000)	$(1,300,000)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities of continuing operations:
Depreciation	2,578,000	2,371,000
Amortization	865,000	564,000
Gain on sale of land		(560,000)
Provisions for losses on accounts receivable	(63,000)	(235,000)
Common stock issued for 401K plan	538,000	81,000
Stock-based compensation expense	470,000
Tax benefit from stock options	(85,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,448,000)	3,830,000
Inventories	(1,412,000)	462,000
Other assets	(1,346,000)	(1,978,000)
Income taxes	6,000	1,372,000
Accounts payable and accrued expenses	256,000	(2,346,000)
Other long-term liabilities	7,000	(166,000)
Net cash provided by (used in) operating activities	(1,741,000)	2,095,000
Investing activities:
Capital expenditures	(959,000)	(1,708,000)
Patent expenditures	(150,000)	(87,000)
Software expenditures	(234,000)
Proceeds from sale of land		992,000
Payments received on note receivable		217,000
Net cash used in investing activities	(1,343,000)	(586,000)
Financing activities:
Proceeds from revolving credit agreement	20,100,000	14,500,000
Payments on revolving credit agreement	(12,600,000)	(14,500,000)
Payments on term loan		(2,294,000)
Payments on notes payable	(103,000)	(192,000)
Proceeds from short term notes payable		1,206,000
Payment of semi-annual cash dividend	(1,595,000)	(1,486,000)
Purchase of treasury stock	(3,105,000)
Proceeds from exercise of common stock options	837,000	531,000
Net cash provided by (used in) financing activities	3,534,000	(2,235,000)
Effect of exchange rate changes on cash		(10,000)
Increase (decrease) in cash and cash equivalents.	450,000	(736,000)
Cash and cash equivalents at beginning of period	156,000	2,389,000
Cash and cash equivalents at end of period	$606,000	$1,653,000

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

2.   In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the quarter ended December 31, 2005 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two share-based compensation plans, which are described below.

Plan Descriptions

Our 2001 Employee Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and restricted shares to its employees for up to 1,125,000 shares, of which 150,000 shares were reserved for the grant of restricted stock awards. We believe that grants of stock options to employees generate an increased incentive for the employee to contribute to the Company’s future success and prosperity, thus enhancing the value of the Company for the benefit of its stockholders. The Plan provides for grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. No grantee may receive option grants in excess of 100,000 shares per year. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Employee options granted under the current plan expire not more than ten years from the grant date with vesting to be determined by the Committee. For grants currently outstanding, vesting is over a three year period, with one-third of the grant becoming exercisable at the end of each of the first three years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

Our 2001 Non-Employee Directors Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 135,000 shares. We believe that grants of stock options to non-employee directors encourage the directors to acquire a long term proprietary interest in the growth and performance of the Company, and generate an increased incentive for the directors to contribute to the Company’s future success and prosperity, thus enhancing the value of the Company for the benefit of its stockholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount, which is currently 5,000 stock options per each non-employee director annually. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting is over not less than a six-month period. Option awards provide for accelerated vesting if there is a change in control, as defined in the Director Plan. Vesting is also accelerated upon the death of a director optionee.

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

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for those plans was $470,000 for the six months ended December 31, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $85,000 for that period, and the net expense recorded was $385,000, which was $0.04 per basic and diluted share outstanding. Share-based compensation expense, which is a non-cash item, added $470,000 to cash flow from operations in the six-month period.  The exercise of stock options provided $837,000 in cash flow from financing activities.

As of December 31, 2005, the total compensation cost related to unvested stock options granted under our stock option plans not yet recognized was approximately $1,475,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures. The 263,689 unvested options outstanding at December 31, 2005 had a weighted-average grant date fair value of $7.13.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first six months of fiscal years 2006 and 2005. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	2006 YTD	2005 YTD
Risk free interest rate	4.0 – 4.5%	3.9 – 4.2%
Expected dividend yield	1.73%	1.71%
Weighted average expected volatility	42%	41%
Expected term	3.7 – 6.0 years	4.0 – 7.0 years
Weighted average expected term	4.5 years	4.3 years

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	114,200	$21.02
Exercised	(102,648)	$15.87
Cancelled or expired	(6,566)	$21.73
Outstanding at December 31, 2005	1,014,957	$18.72	3.8 Years	$1,099,000
Vested at December 31, 2005	751,268	$17.97	3.3 Years	$1,373,000

Options outstanding at December 31, 2005 are exercisable as follows: 751,268 currently, 144,957 within one year, 88,331 in two years and 30,401 thereafter. As of December 31, 2005, we have 610,064 common shares reserved for our option and award plans available for future grants.

Pro forma Disclosures

Prior to adoption of SFAS 123(R), we accounted for stock options granted under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The cost of restricted stock granted was expensed in the period the stock is issued. No charges were made to earnings in connection with stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to the stock options granted during those periods.

	Six months ended December 31, 2004	Three months ended December 31, 2004
Net loss, as reported	$(1,300,000)	$(1,039,000)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(499,000)	(265,000)
Pro-forma net loss	$(1,799,000)	$(1,304,000)
Loss per share:
Basic—as reported	$(0.15)	$(0.12)
Basic—pro forma	$(0.21)	$(0.15)
Diluted—as reported	$(0.15)	$(0.12)
Diluted—pro forma	$(0.21)	$(0.15)

Disclosures for the three and six month periods ended December 31, 2005 are not presented because stock-based payments were recorded using the fair-value method required under SFAS 123(R).

3.   The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.   Operating results for the first six months of fiscal 2006 are not necessarily indicative of the performance for the entire year. Our business is seasonal with a higher level of sales in the fourth fiscal quarter.

5.   The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Numerator:
Net loss available to common shareholders	$(107,000)	$(1,300,000)	$(383,000)	$(1,039,000)
Denominator:
Weighted average shares outstanding—basic	8,864,263	8,770,941	8,820,890	8,780,513
Effect of dilutive securities—common stock options
Weighted average shares outstanding—diluted	8,864,263	8,770,941	8,820,890	8,780,513
Net loss per share of common stock:
Basic	$(0.01)	$(0.15)	$(0.04)	$(0.12)
Diluted	$(0.01)	$(0.15)	$(0.04)	$(0.12)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and six-month periods ended December 31, 2005 and 2004 and are as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Average exercise price per share	$24.00	$24.67	$24.00	$24.67
Number of shares	374,000	312,000	374,000	312,000

In addition, employee stock options totaling 138,127 and 125,123 shares, respectively, for the six and three month periods ended December 31, 2005 and 121,616 and 122,796 shares, respectively, for the six and three month periods ending December 31, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive due to the net loss for these periods.

6.   Accumulated other comprehensive income consists of the following:

	December 31,	June 30,
	2005	2005
Unrealized gain on derivative instrument:
Beginning balance—July 1	$345,000	$660,000
Change in derivative instrument		(265,000)
Amortization to earnings	(59,000)	(50,000)
Ending balance	$286,000	$345,000
Currency translation adjustment:
Beginning balance		$(46,000)
Currency translation adjustment		(27,000)
Liquidation of foreign entity		73,000
Ending balance	$—	$—
Total accumulated comprehensive income	$286,000	$345,000

Comprehensive income (loss) consists of the following:

	Six Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(107,000)	$(1,300,000)	$(383,000)	(1,039,000)
Other comprehensive income:
Currency translation adjustment		(8,000)		(12,000)
Change in derivative instrument		(220,000)		151,000
Comprehensive loss	$(107,000)	$(1,528,000)	$(383,000)	$(900,000)

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

The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2005 and 2004 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
Fiscal 2006
SIX MONTHS
Net sales from external customers	$36,199,000	$42,378,000		$78,577,000
Operating profit (loss)	6,005,000	(199,000)	$(3,691,000)	2,115,000
Identifiable assets	51,713,000	76,160,000	13,555,000	141,428,000
THREE MONTHS
Net sales from external customers	$18,379,000	$20,807,000		$39,186,000
Operating profit (loss)	3,111,000	(598,000)	$(2,025,000)	488,000
Fiscal 2005
SIX MONTHS
Net sales from external customers	$33,676,000	$37,758,000		$71,434,000
Operating profit (loss)	4,530,000	(1,913,000)	$(3,913,000)	(1,296,000)
Identifiable assets	50,457,000	70,800,000	12,469,000	133,726,000
THREE MONTHS
Net sales from external customers	$15,280,000	$18,167,000		$33,447,000
Operating profit (loss)	1,313,000	(893,000)	$(1,853,000)	(1,433,000)

8.   Intangible assets consist of the following:

	December 31, 2005			June 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Amortized intangible assets:
Patents and licenses	$3,140,000	$1,844,000	$1,296,000	$2,990,000	$1,755,000	$1,235,000
Technology and installed base	2,491,000	998,000	1,493,000	2,491,000	899,000	1,592,000
Customer relationships	3,807,000	1,440,000	2,367,000	3,807,000	1,181,000	2,626,000
Trade names	2,250,000	513,000	1,737,000	2,250,000	363,000	1,887,000
Other	640,000	640,000	—	640,000	640,000	—
Total	$12,328,000	$5,435,000	$6,893,000	$12,178,000	$4,838,000	$7,340,000

Intangible amortization expense was $597,000 and $564,000 for the six months ended December 31, 2005 and 2004, respectively. The estimated amortization expenses for this fiscal year ended June 30, 2006 and for the four fiscal years subsequent to 2006 are as follows:  $1,189,000, $1,135,000, $1,070,000, $859,000 and $746,000. The carrying amount of goodwill consists of $21,174,000 for the Inform segment and $8,139,000 for the Protect and Direct segment both as of December 31, 2005 and June 30, 2005.

9.   Disclosures regarding each group of similar guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,857,000 in fiscal year 2006, $6,805,000 in the next year to three fiscal years, $2,081,000 in the next three to five fiscal years and $3,854,000 thereafter, for an aggregate of $16,597,000.

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

Balance—July 1, 2005	$2,510,000
Current provisions, net	(102,000)
Expenditures	(313,000)
Balance—December 31, 2005	$2,095,000

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

Business Purchase Agreements

As part of the purchase price of U.S. Traffic Corporation (UST), the Company has agreed to pay contingent consideration based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts have been paid through December 31, 2005 representing additional purchase price. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on a $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers.

Indemnification of Lenders and Agents Under Credit Facilities

Under our credit facilities, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs, and from any legal action brought against the lenders related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.  Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $5,729,000 at December 31, 2005 and $8,094,000 at June 30, 2005. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at December 31, 2005 and at June 30, 2005 was $1,144,000. We have included $984,000 in accrued liabilities for this exposure as of December 31, 2005.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,385,000 through fiscal year 2012. We have included $485,000 in accrued liabilities for this exposure as of December 31, 2005.

10.   During September 2005, we settled all claims arising from the 2003 acquisition of the Peek Traffic Corporation business with the Peek Traffic Group Limited and its affiliates (the Sellers) for $633,000 in cash, net of legal expenses. Also, as part of the settlement, the Sellers sold to us 150,603 shares of our common stock acquired by the Sellers as part of the purchase price for $3,105,000, or $20.62 per share.

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

RESULTS OF OPERATIONS

Our results for the first six months of fiscal 2006 were consistent with our expectations. Although the new federal highway spending bill (SAFETEA-LU) was signed in August, 2005, we do not expect to realize significant benefits until at least the second half of fiscal 2006. During the first six months of fiscal 2006, sales increased over the same period last year and we began to see increased order activity in some areas of our business. We believe the increase in sales and order activity reflects improved confidence in our industry now that a highway bill is in place. We were encouraged to see sales growth of 12% in our Inform Group and increased profitability during the first half which included a 9% increase in sales of traffic and intersection control products. However, sales volume of traffic and intersection controls products at U.S. Traffic Corporation (UST) continues to be substandard.  We believe this is due in part to the absence of new large contracts related to ongoing state and municipal budgetary issues which we expect will improve during fiscal 2006. See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues by Segment:
Protect and Direct	$18,379,000	$15,280,000	$36,199,000	$33,676,000
Inform	20,807,000	18,167,000	42,378,000	37,758,000
	$39,186,000	$33,447,000	$78,577,000	$71,434,000
Geographic Revenues:
Domestic	$32,361,000	$29,131,000	$67,409,000	$62,927,000
International	6,825,000	4,316,000	11,168,000	8,507,000
	$39,186,000	$33,447,000	$78,577,000	$71,434,000
Operating Income (Loss) by Segment:
Protect and Direct	$3,111,000	$1,313,000	$6,005,000	$4,530,000
Inform	(598,000)	(893,000)	(199,000)	(1,913,000)
Unallocated Corporate	(2,025,000)	(1,853,000)	(3,691,000)	(3,913,000)
	$488,000	$(1,433,000)	$2,115,000	$(1,296,000)
Gross profit percentage	28.6%	26.0%	28.2%	28.0%
Selling and administrative expenses as a percentage of sales	23.9%	24.9%	21.9%	25.5%
Diluted loss per share	$(0.04)	$(0.12)	$(0.01)	$(0.15)

Revenues

Our net sales for the second quarter of fiscal 2006 increased $5,739,000, or 17%, to $39,186,000 from $33,447,000 for the second quarter last year. This was due to increases in sales across nearly all major product lines.

Our net sales for the first  six months of fiscal 2006 increased $7,143,000, or 10%, to $78,577,000 from $71,434,000 for the same period last year due to increases in sales across nearly all major product lines.

Protect and Direct—Net sales for the Protect and Direct segment for the second quarter of fiscal 2006 increased 20% to $18,379,000 from $15,280,000 for the second quarter last year due to increased domestic and international sales.  The increase in sales was primarily due to increased sales of permanent crash cushions, delineators and Triton® barriers. Sales of truck mounted attenuators, sand-filled barrels and parts also increased, however to a lesser extent. International sales increased $1,534,000, or 46%, over the prior year period.

Net sales for the Protect and Direct segment for the first six months of fiscal 2006 increased 7% to $36,199,000 from $33,676,000 for the same period last year.  The increase in sales was primarily due to increased sales of delineators, Triton®  barriers and sand-filled barrels. Sales of permanent crash cushions and parts also increased, however to a lesser extent. Sales of truck mounted attenuators decreased slightly from the same period last year.

Inform—Net sales for the Inform segment for the second quarter of fiscal 2006 increased 15%, or $2,640,000, to $20,807,000 from $18,167,000 for the second quarter last year. Sales increased across nearly all major product lines. Sales of traffic and intersection control systems increased 13% during the second quarter of fiscal 2006, however the sales volumes were less than expected and below break-even levels.  Sales of legacy inform products, consisting of weather and traffic sensing systems and highway advisory radio products, increased 20% driven by a few large system orders. International sales for the Inform segment nearly doubled over the second quarter last year.

Net sales for the Inform segment for the first six months of fiscal 2006 increased 12%, or $4,620,000, to $42,378,000 from $37,758,000 for the same period last year. Sales increased across nearly all major product lines including traffic and intersection control systems, traffic and weather sensing systems and highway advisory radio products.

Geographic—International sales for the second quarter of fiscal 2006 increased $2,509,000, or 58%, to $6,825,000, compared to $4,316,000 for the second quarter last year, due to increased sales across all major regions with particularly strong sales in the Asia Pacific and Latin America regions. Sales of our Triton® water-filled barrier continued to be strong in Australia as they nearly doubled over the second quarter last year. Domestic sales for the second quarter of fiscal 2006 increased 11% to $32,361,000 from $29,131,000.

International sales for the first six months of fiscal 2006 increased $2,661,000, or 31%, to $11,168,000, compared to $8,507,000 for the same period last year, due to strong sales increases in Europe and Latin America. Domestic sales for the first six months of fiscal 2006 increased 7% to $67,409,000 from $62,927,000.

Gross Profit Margin

Our gross profit margin for the second quarter of fiscal 2006 was 28.6% compared to 26.0% for the second quarter last year, primarily due to higher gross margins in the Protect and Direct segment attributable to volume efficiencies associated with the higher level of sales, offset partially by higher raw material costs. The gross profit margin for the Inform segment also improved somewhat due to volume efficiencies.

Our gross profit margin for the first six months of fiscal 2006 was 28.2%, consistent with the 28.0% gross margin for the same period last year. Gross margins in the Protect and Direct segment were slightly higher due to volume efficiencies associated with the higher level of sales, offset somewhat by higher raw material costs. The gross profit margin for the Inform segment was consistent with the prior period, as somewhat lower gross profit margins for traffic and intersection control systems were offset by somewhat higher gross margins on highway advisory radio products and weather and traffic sensing systems.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2006 increased $1,018,000, or 12%, to $9,352,000 from $8,334,000 for the second quarter last year. The second quarter last year included a gain on the sale of some land of $560,000 for the Protect and Direct segment. Without last year’s $560,000 gain, selling and administrative expenses increased 5% or $458,000. This was principally due to unallocated expense recorded related to the adoption of SFAS 123(R), “Share-Based Payment” requiring the expensing of stock options. We expect the expense related to SFAS 123(R) for the fiscal year to be approximately $1,000,000. Selling and administrative expenses in the Protect and Direct segment remained consistent with the second quarter last year after excluding the $560,000 gain on the land sale. Selling and administrative expenses in the Inform segment increased primarily due to variable costs associated with the higher level of sales, although somewhat offset due to the realization of benefits from cost reduction efforts in traffic and intersection control businesses which occurred over the past year. Selling and administrative expenses decreased as a percentage of sales to 23.9% for the second quarter of 2006 from 24.9% last year due to the increased level of sales and the fixed cost nature of many of the expenses and the cost reduction efforts.

Selling and administrative expenses for the first six months of fiscal 2006 decreased $968,000, or 5%, to $17,241,000 from $18,209,000 for the same period last year. After excluding last year’s $560,000 gain on sale of land, selling and administrative expenses in the Protect and Direct segment decreased due to a decrease in marketing expenses. Selling and administrative expenses in the Inform segment decreased primarily due to a gain of $633,000 resulting from the settlement of claims with the seller of Peek Traffic Corporation (Peek Traffic) recorded in the first quarter. Inform segment expenses also decreased due to the realization of benefits from cost reduction efforts in the traffic and intersection control businesses which occurred over the past year. Unallocated corporate expenses decreased as well do to a decline in health care and workers compensation costs after excluding $470,000 of expense related to the adoption of SFAS 123(R) discussed in Note 2.  Selling and administrative expenses decreased as a percentage of sales to 21.9% for the first six months of 2006 from 25.5% last year, due to the increased level of sales and the fixed cost nature of many of the expenses, the cost reduction efforts, and the Peek Traffic settlement gain.

Research and Development

Research and development expenditures were $1,374,000 for the second quarter of fiscal 2006 compared to $1,246,000 for the second quarter last year. The increase of $128,000 was due to increased expenditures in both the Inform and the Protect and Direct segments. Expenditures increased in the Protect and Direct segment for the development of innovative new products to address safety needs both domestically and abroad. Expenditures also increased in the Inform segment for product upgrades and enhancements to existing product lines and on new products.

Research and development expenditures were $2,804,000 for the first six months of fiscal 2006 compared to $2,506,000 for the same period last year. The increase of $298,000 was due to increased expenditures in both the Inform and the Protect and Direct segments.

Operating Profit

Operating profit for the second quarter of fiscal 2006 was $488,000, compared to an operating loss of $873,000 for the second quarter of fiscal 2005. For the second quarter of fiscal 2006, operating profit for the Protect and Direct Group increased 66% to $3,111,000 from $1,874,000 for the second quarter last year due primarily to the increased level of sales. The Inform Group operating loss decreased to $599,000 from an operating loss of $893,000 for the second quarter of last year also due primarily to the increased level of sales.

Operating profit for the first six months of fiscal 2006 was $2,115,000, compared to an operating loss of $736,000 for the same period of fiscal 2005. For the first six months of fiscal 2006, operating profit for the Protect and Direct Group increased $915,000 to $6,005,000 from $5,090,000 for the first six months last year due primarily to the increased level of sales. The Inform Group operating loss decreased to $199,000 from an operating loss of $1,913,000 for the first six months of last year primarily due to the increased level of sales and the $633,000 Peek Traffic settlement gain.

Interest Expense

Interest expense for the second quarter of fiscal 2006 increased to $1,106,000 from $803,000 for the second quarter last year.  The increase was due to the higher level of debt and to higher interest rates. The interest rate on our $40 million in Convertible Senior Subordinated Notes is 7%. The interest rate on our collateralized bank credit facility is based on prime or LIBOR, plus a margin, and the weighted average rate was 6.8% as of December 31, 2005.

Interest expense for the first six months of fiscal 2006 increased to $2,289,000 from $1,395,000 for the same period last year.  The increase was due to the higher level of debt and to higher interest rates. Interest expense is expected to be approximately $4.5 million for fiscal 2006.

Provision for Income Taxes

The income tax benefit for the second quarter of fiscal 2006 was $235,000 representing a 38% effective income tax rate.

The income tax benefit for the first six months of fiscal 2006 was $66,000 also representing a 38% effective income tax rate.

Net Earnings

The net loss for the second quarter of fiscal 2006 was $383,000, or $0.04 cents per diluted share, compared to a net loss of $1,039,000, or $0.12 cents per diluted share, for the second quarter last year.

The net loss for the first six months of fiscal 2006 was $107,000, or $0.01 cent per diluted share, compared to a net loss of $1,300,000, or $0.15 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $606,000 as of December 31, 2005 and access to additional funds of approximately $8 million under a bank collateralized credit agreement. We believe that this bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million secured revolving credit facility with a $10 million sub-facility for letters of credit. Availability under the revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate, subject to a minimum excess collateral availability factor.   Effective June 30, 2006, we will also be required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement currently expires in April 2008, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

Our outstanding borrowings were $57,411,000, or 49.4% of total capitalization, as of December 31, 2005, of which $11,500,000 was outstanding related to the bank credit facility. This compares to $50,014,000, or 44.7% of total capitalization, as of June 30, 2005. Included in the amount outstanding as of December 31, 2005 and June 30, 2005 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025, which were sold through a private placement in February 2005 and a $5 million five-year subordinated promissory note. The amount of standby letters of credit outstanding was $1,144,000 as of both December 31, 2005 and June 30, 2005.

Cash Flows

Cash flows used in operations were $1,741,000 during the first six months of fiscal 2006. This compares with $2,095,000 provided in the first six months of fiscal 2005. In both of the periods, cash flow generated by operations was primarily derived from earnings before non-cash expenses such as depreciation and amortization. The increase in cash used by operating activities in the six months of fiscal 2006 reflects increased working capital, in particular, increases in accounts receivable and inventory.

Investing activities used cash of $1,343,000 during the first six months of fiscal 2006, compared to $586,000 in the first six months of the prior year. Expenditures during the first six months of fiscal 2006 included $959,000 for capital expenditures.

Financing activities provided cash of $3,534,000 during the first six months of fiscal 2006, compared to using cash of $2,235,000 during the first six months of fiscal 2005. During the first six months of 2006, we borrowed a net $7,500,000 against our outstanding revolving credit facility. We paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic, recorded as treasury stock. In addition, we paid $103,000 on notes payable. We received cash of $837,000 from the exercise of common stock options. The payment of our semi-annual cash dividend used cash of $1,595,000.

For fiscal 2006, we anticipate needing approximately $3,000,000 in cash for capital expenditures. We may require additional investments in working capital to maintain growth. We may also need additional funds to repurchase our own common stock from time to time or if we consider acquiring businesses that complement our existing operations. These expenditures will be financed either through cash on-hand, cash generated from operations or from borrowings available under our bank credit facility. We believe that our existing cash, cash generated from operations and funds available under our existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2005. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2005:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt	$57,411	$427	$5,446		$51,538
Operating leases	16,597	3,857	6,805	$2,081	3,854
Minimum royalty payments	2,385	635	850	600	300
Total	$76,393	$4,919	$13,101	$2,681	$55,692

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of December 31, 2005 was $5,729,000. We also have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit as of December 31, 2005 was $1,144,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 is improving prospects for increased spending for our products in fiscal 2006. However we do not expect to begin to realize significant benefits of this legislation until at least the second half of fiscal 2006 due to seasonality and the longer sales cycle typical of our business.  In addition, state and local governments may be able to increase spending on transportation safety in 2006 as both national and local economies improve. We are beginning to see increased order activity in many areas of our business. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will continue to increase.

Performance of our Inform segment has been below what we expect primarily due to operating losses at UST. We expect operating losses at UST to continue into the third quarter due to substandard sales volumes. Sales for the first six months of fiscal 2006 were below break-even levels. We expect sales volume may improve in the second half of fiscal 2006 with the seasonal construction season. However, sales for the Inform segment would need to increase by at least $15 million above the fiscal 2005 level in order to record a slight profit for the Inform segment in fiscal 2006. We are currently monitoring the sales volume of traffic and intersection control products and if sales do not improve, we plan to take further action to rationalize the traffic and intersection control business. There can be no assurance that we will achieve either the level of sales or the gross margin on those sales to be sufficient to produce a profit. Therefore, we remain cautious about our performance in fiscal 2006.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. In addition, we have acquired complementary businesses over the past several years and, as part of our strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines, primarily the traffic and intersection control product lines, are lower than our historical gross profit margin, which is currently adversely affecting our consolidated gross profit margin. We also experience rigorous price competition in selling our intersection control systems, variable message signs and weather sensing systems. We do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2005 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements.  There have been no material changes in accounting policies, methods and estimates used by management, except for the adoption of FAS 123(R), as discussed in note 2.  In the opinion of management, the Company does not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by us are the most important to the presentation of our financial statements:

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for the Inform segment with $21,174,000 of our $29,313,000 of goodwill recorded in our December 31, 2005 balance sheet.

Share-based Compensation Expense:  We account for share-based compensation in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  This FSP clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing such rental costs upon application of the FSP. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material impact on our operating results or financial condition.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the material weakness in the Company’s internal controls over certain information technology general controls as described below at paragraph (b), the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, December 31, 2005. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit or a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)          Management’s Report on Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Based on its assessment of our internal control over financial reporting for our last fiscal year, management determined that a material weakness existed in the Company’s internal controls over certain information technology general controls as of June 30, 2005. Specifically, the Company did not have (i) monitoring of information technology managers who have access to the application and underlying data, (ii) mechanisms to track changes made to the application itself, and (iii) adequate security administration of users’ access to the application. These control deficiencies did not result in any known financial statement misstatements. However, the aggregation of these control deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected by its internal control over financial reporting. Accordingly, management concluded that, as of

June 30, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission. During the first half of fiscal 2006, we developed a comprehensive, detailed remediation plan to address these known deficiencies. This plan included the decision to upgrade our primary information technology software system to a more current version which includes, among other things, better tools to assist with the monitoring of information technology general controls. We are currently in the process of the upgrade, which we expect to complete in the third quarter of fiscal 2006. We are also utilizing an external consulting firm to assist with the remediation of security and access controls.

PART II—OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

ITEM 1. Legal Proceedings

The Company is involved in several pending judicial proceedings for product liability and other damages arising out of the conduct of its business. While the outcome of litigation is subject to uncertainties, the Company believes, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on the Company’s consolidated financial condition and results of operations.

The Company is involved in litigation with the sellers of the assets of the U.S. Traffic business. On November 1, 2005, our subsidiary, U.S. Traffic Corporation (UST) filed a third-party complaint and motion for a temporary restraining order against Myers Power Products, Inc., an affiliate of sellers, asserting breach of an OEM Supply Agreement between the parties in the action entitled MYERS AMERICA, INC. V. U.S.TRAFFIC CORPORATION, Circuit Court of Cook County, Illinois, Chancery Division, No. 05CH16573.  On November 9, 2005, an injunction order was entered, ordering Myers Power Products, Inc. to supply products to UST pursuant to the terms of the parties’ OEM Supply Agreement. See our Form 10-Q Report for the quarter ended September 30, 2005 and filed November 9, 2005 for more information regarding our claims against the sellers.

In another lawsuit entitled Bedinger v. The Mills Corporation and Safe-Hit Corporation et al (State of Tennessee Circuit Court of Davidson County, No. 02C2832), the Company’s Safe-Hit division was sued in October 2002.  The plaintiff, who tripped over one of Safe-Hit’s surface mount bases in a parking lot, sought $1,000,000 in damages. The case had been tendered to the Company’s insurance carrier. On January 3, 2006, the court granted our Motion for Summary Judgment and dismissed us from the lawsuit which was subsequently settled with the remaining party. See our Form 10K Report for the fiscal year ended June 30, 2005 and filed September 13, 2005 for more information about this matter which is now concluded.

Item 4. Submission of Matters to Vote of Security Holders

Our Annual Meeting of stockholders was held on November 17, 2005. The matters voted on at the Annual Meeting were the following:

(1)   The election of Leslie J. Jezuit, Daniel P. Gorey and Duane M. Tyler to serve as Directors for a three year term until the annual meeting of stockholders in 2008.

(2)   The approval of an amendment to our Restated Certificate of Incorporation.

(3)   The ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm.

Messrs. Jezuit, Gorey and Tyler were elected and all other matters were approved as a result of the following stockholder votes:

		For	Against	Abstain Or Withheld	Broker No Vote
(i)	Election of Directors
	Leslie J. Jezuit	8,048,157		245,012
	Daniel P. Gorey	8,080,084		213,085
	Duane M. Tyler	8,251,267		41,902
(ii)	Approval of Amendment Restated Certificate of Incorporation	7,687,230	585,226	20,713
(iii)	Ratification of Grant Thornton LLP	8,274,662	4,739	13,768

ITEM 6. Exhibits

(a)    Exhibits

3	(a)	Restated Certificate of Incorporation as amended November 22, 2005.
10	(f)	Lease Addendum dated January 17, 2006 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation.
31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: February 8, 2006	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer,
Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:
3	(a)	Restated Certificate of Incorporation as amended November 22, 2005.
10	(f)	Lease Addendum dated January 17, 2006 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation.
31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002