Form 10-Q
period 2006-03-31
QUIXOTE CORP
filed 2006-05-09
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     To

Commission File Number 0-7903

QUIXOTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2675371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
35 East Wacker Drive Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,874,806 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of April 30, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Net sales	$116,047,000	$106,386,000
Cost of sales	82,837,000	74,394,000
Gross profit	33,210,000	31,992,000
Operating expenses:
Selling & administrative	27,479,000	29,515,000
Gain on legal settlement	(633,000)
Gain on sale of fixed assets		(560,000)
Research & development	4,427,000	4,004,000
	31,273,000	32,959,000
Operating profit (loss)	1,937,000	(967,000)
Other income (expense):
Interest income	1,000	34,000
Interest expense	(3,527,000)	(2,359,000)
	(3,526,000)	(2,325,000)
Loss before income taxes	(1,589,000)	(3,292,000)
Income tax benefit	(604,000)	(1,251,000)
Net loss	$(985,000)	$(2,041,000)
Per share data—basic:
Net loss	$(.11)	$(.23)
Weighted average common shares outstanding	8,856,525	8,782,566
Per share data—diluted:
Net loss	$(.11)	$(.23)
Weighted average common shares outstanding	8,856,525	8,782,566
Cash dividends declared per common share	$.18	$.18

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$37,470,000	$34,952,000
Cost of sales	26,420,000	22,939,000
Gross profit	11,050,000	12,013,000
Operating expenses:
Selling & administrative	9,605,000	10,746,000
Research & development	1,623,000	1,498,000
	11,228,000	12,244,000
Operating loss	(178,000)	(231,000)
Other income (expense):
Interest income
Interest expense	(1,238,000)	(964,000)
	(1,238,000)	(964,000)
Loss before income taxes	(1,416,000)	(1,195,000)
Income tax benefit.	(538,000)	(454,000)
Net loss	$(878,000)	$(741,000)
Per share data—basic:
Net loss	$(.10)	$(.08)
Weighted average common shares outstanding	8,839,721	8,806,333
Per share data—diluted:
Net loss	$(.10)	$(.08)
Weighted average common shares outstanding	8,839,721	8,806,333

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,047,000	$156,000
Accounts receivable, net of allowance for doubtful accounts of $1,517,000 at March 31 and $1,581,000 at June 30	30,617,000	32,745,000
Inventories, net:
Raw materials	17,130,000	13,988,000
Work in process	4,713,000	4,666,000
Finished goods	8,445,000	8,757,000
	30,288,000	27,411,000
Deferred income tax assets	6,361,000	5,765,000
Other current assets	3,610,000	1,160,000
Total current assets	72,923,000	67,237,000
Property, plant and equipment, at cost	50,679,000	48,986,000
Less accumulated depreciation	(27,143,000)	(23,978,000)
	23,536,000	25,008,000
Goodwill	29,313,000	29,313,000
Intangible assets, net	6,749,000	7,340,000
Deferred income tax assets	5,083,000	5,083,000
Other assets	2,318,000	2,809,000
	$139,922,000	$136,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31,	June 30,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$427,000	$427,000
Accounts payable	11,732,000	11,061,000
Dividends payable		1,595,000
Accrued expenses	9,265,000	11,221,000
Total current liabilities	21,424,000	24,304,000
Long-term debt, net of current portion	58,770,000	49,587,000
Other long-term liabilities	1,053,000	1,053,000
	81,247,000	74,944,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares at March 31 and 15,000,000 shares at June 30; issued 10,878,151 shares at March 31 and 10,799,784 shares at June 30	181,000	180,000
Capital in excess of par value of common stock	61,500,000	59,382,000
Retained earnings	21,031,000	23,605,000
Accumulated other comprehensive income	257,000	345,000
Treasury stock, at cost, 2,023,767 shares at March 31 and 1,915,353 shares at June 30	(24,294,000)	(21,666,000)
Total shareholders’ equity	58,675,000	61,846,000
	$139,922,000	$136,790,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(985,000)	$(2,041,000)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation	3,545,000	3,337,000
Amortization	1,304,000	996,000
Gain on sale of land		(560,000)
Provisions for losses on accounts receivable	(64,000)	(166,000)
Common stock issued for 401K plan	899,000	391,000
Stock-based compensation expense	785,000
Tax benefit from stock options	(163,000)
Changes in operating assets and liabilities:
Accounts receivable	2,191,000	1,955,000
Inventories	(2,877,000)	551,000
Other assets	(2,080,000)	(935,000)
Income taxes	(433,000)	712,000
Accounts payable and accrued expenses	(1,284,000)	(4,310,000)
Other long-term liabilities		(228,000)
Net cash provided by (used in) operating activities	838,000	(298,000)
Investing activities:
Capital expenditures	(2,073,000)	(2,820,000)
Patent expenditures	(310,000)	(114,000)
Software expenditures	(369,000)
Proceeds from sale of asset		992,000
Payments received on note receivable		217,000
Proceeds from sale/leaseback of assets		1,206,000
Net cash used in investing activities	(2,752,000)	(519,000)
Financing activities:
Proceeds from revolving credit agreement	28,850,000	10,650,000
Payments on revolving credit agreement	(19,350,000)	(29,650,000)
Payments on term loan		(17,000,000)
Net proceeds from convertible debt offering		37,395,000
Payments on notes payable	(317,000)	(291,000)
Proceeds from interest rate swap		394,000
Payment of semi-annual cash dividend	(3,185,000)	(3,066,000)
Purchase of treasury stock	(3,105,000)
Proceeds from exercise of common stock options	912,000	677,000
Net cash provided by (used in) financing activities	3,805,000	(891,000)
Effect of exchange rate changes on cash		(12,000)
Increase (decrease) in cash and cash equivalents	1,891,000	(1,720,000)
Cash and cash equivalents at beginning of period	156,000	2,389,000
Cash and cash equivalents at end of period	$2,047,000	$669,000

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

2.     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two share-based compensation plans, which are described below.

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

A summary of the principal features of our current plans, as well as copies of those plans are provided in our 2004 Proxy Statement. Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from Treasury stock or may be shares purchased on the open market.  We believe that we currently have adequate Treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2006. The authorization for issuance will terminate on November 1, 2011 for both the Plan and the Director plan.

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for those plans was $785,000 for the nine months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $163,000 for that period, and the net expense recorded was $622,000, which was $0.07 per basic and diluted share outstanding. Share-based compensation expense, which is a non-cash item, increased cash flow from operations by $785,000, or $622,000 net of income taxes, in the nine-month period.  The exercise of stock options provided $912,000 in cash flow from financing activities.

As of March 31, 2006, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $1,117,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.9 years and will be adjusted for subsequent changes in estimated forfeitures. The 251,489 unvested options outstanding at March 31, 2006 had a weighted-average fair value of $7.12.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first nine months of fiscal years 2006 and 2005. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	2006 YTD	2005 YTD
Risk free interest rate	4.0 – 4.5%	3.9 – 4.2%
Expected dividend yield	1.73%	1.72%
Weighted average expected volatility	42%	41%
Expected term	3.7 – 6.0 years	4.0 – 7.0 years
Weighted average expected term	4.5 years	4.3 years

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	114,200	$21.02
Exercised	(119,849)	$15.44
Cancelled or expired	(13,633)	$20.83
Outstanding at March 31, 2006	990,689	$18.81	3.4 Years	$5,885,000
Vested at March 31, 2006	739,200	$18.11	2.8 Years	$4,910,000

Options outstanding at March 31, 2006 are exercisable as follows: 739,200 currently, 137,223 within one year, 85,599 in two years and 28,667 thereafter. As of March 31, 2006, we have 617,131 common shares reserved for our option and award plans available for future grants.

Pro forma Disclosures

Prior to adoption of SFAS No. 123(R), we accounted for stock options granted under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The cost of restricted stock granted was expensed in the period the stock is issued. No charges were made to earnings in connection with stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to the stock options granted during the comparable prior year periods:

	Nine months	Three months
	ended March 31,	ended March 31,
	2005	2005
Net loss, as reported	$(2,041,000)	$(741,000)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(779,000)	(280,000)
Pro-forma net loss	$(2,820,000)	$(1,021,000)
Loss per share:
Basic—as reported	$(0.23)	$(0.08)
Basic—pro forma	$(0.32)	$(0.12)
Diluted—as reported	$(0.23)	$(0.08)
Diluted—pro forma	$(0.32)	$(0.12)

Disclosures for the three and nine-month periods ended March 31, 2006 are not presented because stock-based payments were recorded using the fair-value method required under SFAS No. 123(R).

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first nine months of fiscal 2006 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Net loss available to common shareholders	$(985,000)	$(2,041,000)	$(878,000)	$(741,000)
Denominator:
Weighted average shares outstanding-basic	8,856,525	8,782,566	8,839,721	8,806,333
Effect of dilutive securities-common stock options
Weighted average shares outstanding- diluted	8,856,525	8,782,566	8,839,721	8,806,333
Net loss per share of common stock:
Basic	$(0.11)	$(0.23)	$(0.10)	$(0.08)
Diluted	$(0.11)	$(0.23)	$(0.10)	$(0.08)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and nine-month periods ended March 31, 2006 and 2005 and are as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Average exercise price per share	$25.22	$24.67	$25.22	$22.73
Number of shares	264,800	311,100	264,800	492,400

In addition, stock options totaling 141,226 and 149,108 shares, respectively, for the nine and three-month periods ended March 31, 2006 and 113,947 and 100,052 shares, respectively, for the nine and three-month periods ending March 31, 2005 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive due to the net loss recorded for those periods.

6.     Accumulated other comprehensive income consists of the following:

	March 31,	June 30,
	2006	2005
Unrealized gain on derivative instrument:
Beginning balance—July 1	$345,000	$660,000
Change in derivative instrument		(265,000)
Amortization to earnings	(88,000)	(50,000)
Ending balance	$257,000	$345,000
Currency translation adjustment:
Beginning balance—July 1		$(46,000)
Currency translation adjustment		(27,000)
Liquidation of foreign entity		73,000
Ending balance	$—	$—
Total accumulated comprehensive income	$257,000	$345,000

Comprehensive income (loss) consists of the following:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net loss	$(985,000)	$(2,041,000)	$(878,000)	(741,000)
Other comprehensive income:
Currency translation adjustment		(27,000)		(19,000)
Change in derivative instrument		(285,000)		(65,000)
Comprehensive loss	$(985,000)	$(2,353,000)	$(878,000)	$(825,000)

In the third quarter of fiscal 2006, we entered into a foreign currency swap arrangement to fix the exchange rate related to certain transactions in Australian currency. However, there were no outstanding transactions as of March 31, 2006.

7.     During the third quarter of fiscal 2006, we expanded the number of reportable segments from two to three segments. The segment financial data presented herein presents our three reportable segments—the manufacture and sale of products which Protect and Direct, the manufacture and sale of products which Inform, and the manufacture and sale of Intersection Control products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and services and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and ease traffic congestion. The primary product lines within the Intersection Control segment include intelligent intersection control systems, automated enforcement systems, video detection equipment and other transportation equipment. The products within this segment control traffic and ease traffic congestion, primarily related to intersections.

The following table presents financial information about reported segments for the nine-month and three-month periods ended March 31, 2006 and 2005 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and		Intersection	Unallocated
	Direct	Inform	Control	Corporate	Total
2006
NINE MONTHS
Net sales from external customers	$55,434,000	$17,222,000	$43,391,000		$116,047,000
Operating profit (loss)	9,684,000	1,678,000	(3,687,000)	$(5,738,000)	1,937,000
Identifiable assets	51,814,000	21,029,000	51,450,000	15,629,000	139,922,000
THREE MONTHS
Net sales from external customers	$19,235,000	$4,754,000	$13,481,000		$37,470,000
Operating profit (loss)	3,678,000	481,000	$(2,290,000)	$(2,047,000)	(178,000)
2005
NINE MONTHS
Net sales from external customers	$52,093,000	$14,492,000	$39,801,000		$106,386,000
Operating profit (loss)	9,111,000	496,000	(4,344,000)	$(6,230,000)	(967,000)
Identifiable assets	53,110,000	20,979,000	46,476,000	14,618,000	135,183,000
THREE MONTHS
Net sales from external customers	$18,417,000	$4,225,000	$12,310,000		$34,952,000
Operating profit (loss)	4,021,000	(8,000)	(1,927,000)	$(2,317,000)	(231,000)

8.     Intangible assets consist of the following:

	March 31, 2006			June 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Amortized intangible assets:
Patents and licenses	$3,300,000	$1,894,000	$1,406,000	$2,990,000	$1,755,000	$1,235,000
Technology and installed base	2,491,000	1,048,000	1,443,000	2,491,000	899,000	1,592,000
Customer relationships	3,807,000	1,569,000	2,238,000	3,807,000	1,181,000	2,626,000
Trade names	2,250,000	588,000	1,662,000	2,250,000	363,000	1,887,000
Other	640,000	640,000	—	640,000	640,000	—
Total	$12,488,000	$5,739,000	$6,749,000	$12,178,000	$4,838,000	$7,340,000

Intangible amortization expense was $901,000 and $821,000 for the nine months ended March 31, 2006 and 2005, respectively. The estimated amortization expense for this fiscal year ended June 30, 2006 and for the four fiscal years subsequent to 2006 are as follows:  $1,195,000, $1,151,000, $1,086,000, $875,000 and $762,000. The carrying amount of goodwill consists of $11,397,000 for the Intersection Control segment, $9,777,000 for the Inform segment and $8,139,000 for the Protect and Direct segment  as of March 31, 2006 and June 30, 2005.

9.     Disclosures regarding each group of similar guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,857,000 in fiscal year 2006, a total of $6,805,000 in the next year to three fiscal years, a total of $2,081,000 in the next three to five fiscal years and $3,854,000 thereafter, for an aggregate of $16,597,000.

Product Warranty Liability

We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. We accrue for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. Our estimated product warranty liability for the nine-month periods ended March 31 is as follows:

	2006	2005
Beginning Balance—July 1	$2,510,000	$4,691,000
Current provisions, net	(139,000)	(571,000)
Expenditures and settlements	(391,000)	(1,517,000)
Adjustments		44,000
Ending balance—March 31	$1,980,000	$2,647,000

The amount of $1,517,000 presented as “Expenditures and settlements” for fiscal 2005 includes $1,036,000 related to the favorable settlement of a lawsuit which occurred in the first quarter of fiscal 2005.

Legal

We are involved in several pending judicial proceedings for product liability and other damages arising out of the conduct of our business. We record loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5 “Accounting for Contingencies”. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

Executive Agreements

We have agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of a termination or an actual or threatened change in control of the Company. Upon occurrence of a termination or a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, to a maximum amount of $4,487,000.  We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities.  The term of the indemnification period is for the director’s or officer’s lifetime. We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, we have not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

Business Purchase Agreements

As part of the purchase price of U.S. Traffic Corporation (UST), we have agreed to pay certain amounts  based on a percentage of revenues for sales of certain products between May 1, 2003 and December 31, 2009, up to a maximum of $5,250,000. No amounts are outstanding as of March 31, 2006. Also as part of the purchase price of UST, the Company guaranteed the principal and interest payments on a $5,000,000 five-year, 5.25% subordinated promissory note payable to the sellers.

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

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $5,229,000 at March 31, 2006 and $8,094,000 at June 30, 2005. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at March 31, 2006 and at June 30, 2005 was $1,144,000. We have included $946,000 in accrued liabilities for this exposure as of March 31, 2006.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,385,000 through fiscal year 2012. We have included $340,000 in accrued liabilities for this exposure as of March 31, 2006.

10.   During September 2005, we settled all claims arising from the 2003 acquisition of the Peek Traffic Corporation business with the Peek Traffic Group Limited and its affiliates (the Sellers) for $633,000 in cash, net of legal expenses. Also, as part of the settlement, the Sellers sold to us 150,603 shares of our common stock acquired by the Sellers as part of the purchase price for $3,105,000, or $20.62 per share. We had claimed damages from the Sellers of the Peek Traffic businesses arising from the Sellers’ breaches of representations and warranties in the asset purchase agreement and from certain liabilities of the Peek Traffic business that we did not specifically assume or were misrepresented to us.

11.   The continued underperformance of the Intersection Control segment resulted in our decision to rationalize that business and divest certain non-core product lines. On April 25, 2006, our Board of Directors approved a restructuring plan for our Intersection Control segment, comprised of U.S. Traffic Corporation (USTC) and Peek Traffic Corporation (Peek Traffic).

Under the restructuring plan, we will discontinue certain low-margin and non-core product lines manufactured in our USTC leased facilities located in Tecate, Mexico and Santa Fe Springs, California. These product lines include portable and permanent variable message signs, tunnel lighting, illuminated street signs and in-ground loop detectors. We will attempt to sell the assets associated with these discontinued product lines.

Additionally, we plan to adopt an outsourcing strategy for metal enclosures and electronic boards for the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals. Once substantial outsourcing is accomplished, the Tecate, Mexico and Santa Fe Springs, California facilities will be closed and the remaining core products will be relocated to our Palmetto, Florida and Bedford, Pennsylvania (Peek Traffic) facilities. The Company will continue the activities of assembly, software installation, and system testing of intersection control products following the manufacturing process used by Peek Traffic.  We expect the plan will result in profitability for the Intersection Control business with annualized operating cost savings of approximately $6 to $7 million. After the sale and discontinuation of product lines, annualized revenues for the Intersection Control segment are estimated to be approximately $38 million from $52 million for the year ended June 30, 2005.

In connection with the restructuring plan, we expect to record cash and non-cash charges. The cash portion of the plan is currently estimated to be between $7 and $9 million consisting principally of $3 million in severance costs and $3 million in lease obligations over the next two years. Implementation of the plan is expected to take between 6 and 9 months to complete, and we expect most of the restructuring charges to be incurred before the end of our fiscal 2007 second quarter. We are currently analyzing the non-cash charges and cannot reasonably estimate the amount of those charges at this time. We will disclose the estimates after we make a determination of such estimates.

PART I—FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quixote Corporation (the Company) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. Our operations are comprised of three reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. Our three reportable segments are—the manufacture and sale of highway and transportation safety products which Protect and Direct, the manufacture and sale of products and services which Inform, and the manufacture and sale of products which are used for Intersection Control. The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and services; computerized highway advisory radio transmitting systems; and other transportation equipment. The Intersection Control segment provides solutions for controlling intersections, including intelligent intersection control systems, automated red light and speed enforcement systems, and other transportation equipment.

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

RESULTS OF OPERATIONS

Our results for the first nine months of fiscal 2006 were below our expectations. Although we are beginning to see good growth prospects in these early stages of the new federal highway spending bill (SAFETEA-LU), which was signed in August 2005, the performance of our Intersection Control segment has been substandard. During the first nine months of fiscal 2006, sales increased over the same period last year and we are seeing increased order activity in most areas of our business. We believe the increase in sales and order activity reflects the early signs of improvements in our industry now that a highway bill is in place. We were encouraged to see sales growth of 19% in our Inform segment and 6% in our Protect and Direct segment, as well as increased profitability, during the first nine months. Although sales for the Intersection Control segment have increased from the prior year, they have been below our expectations and break-even levels. The substandard performance of our Intersection Control segment led to our decision to adopt a restructuring plan in order to improve the profitability of that segment. See Note 11 and FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues by Segment:
Protect and Direct	$19,235,000	$18,417,000	$55,434,000	$52,093,000
Inform	4,754,000	4,225,000	17,222,000	14,492,000
Intersection Control	13,481,000	12,310,000	43,391,000	39,801.000
	$37,470,000	$34,952,000	$116,047,000	$106,386,000
Geographic Revenues:
Domestic	$32,351,000	$30,852,000	$99,760,000	$93,779,000
International	5,119,000	4,100,000	16,287,000	12,607,000
	$37,470,000	$34,952,000	$116,047,000	$106,386,000
Operating Income (Loss) by Segment:
Protect and Direct	$3,678,000	$4,021,000	$9,684,000	$9,111,000
Inform	481,000	(8,000)	1,678,000	496,000
Intersection Control	(2,290,000)	(1,927,000)	(3,687,000)	(4,344,000)
Unallocated Corporate	(2,047,000)	(2,317,000)	(5,738,000)	(6,230,000)
	$(178,000)	$(231,000)	$1,937,000	$(967,000)
Gross profit percentage	29.5%	34.4%	28.6%	30.1%
Selling and administrative expenses as a percentage of sales	25.6%	30.7%	23.7%	27.7%
Diluted loss per share	$(0.10)	$(0.08)	$(0.11)	$(0.23)

Revenues

Our net sales for the third quarter of fiscal 2006 increased $2,518,000, or 7%, to $37,470,000 from $34,952,000 for the third quarter last year. This was due to increases in sales across most major product lines.

Our net sales for the first nine months of fiscal 2006 increased $9,661,000, or 9%, to $116,047,000 from $106,386,000 for the same period last year due to increases in sales across most major product lines.

Protect and Direct—Net sales for the Protect and Direct segment for the third quarter of fiscal 2006 increased 4% to $19,235,000 from $18,417,000 for the third quarter last year due to increased domestic and international sales. The increase in sales was primarily due to increased sales of core crash cushion and truck mounted attenuator product lines. These sales increases were offset somewhat by decreases in sales of Triton Barriers® and parts. International sales increased 6% over the prior year period.

Net sales for the Protect and Direct segment for the first nine months of fiscal 2006 increased 6% to $55,434,000 from $52,093,000 for the same period last year. The increase in sales was due to increased sales across most major product lines, particularly permanent crash cushions, truck mounted attenuators, delineators and Triton Barriers, which were offset somewhat by lower sales of parts.

Inform—Net sales for the Inform segment for the third quarter of fiscal 2006 increased 13%, or $529,000, to $4,754,000 from $4,225,000 for the third quarter last year. Sales of highway advisory radio products increased sharply from the prior year period, and sales of weather sensing systems and services also increased significantly.

Net sales for the Inform segment for the first nine months of fiscal 2006 increased 19%, or $2,730,000, to $17,222,000 from $14,492,000 for the same period last year. Sales increased across most major product lines including highway advisory radios, weather sensing systems and services.

Intersection Control—Net sales for the Intersection Control segment for the third quarter of fiscal 2006 increased 10%, or $1,171,000, to $13,481,000 from $12,310,000 for the third quarter last year, primarily due to increased international sales. However the sales volumes were less than expected and below break-even levels. International sales for the Intersection Control segment were more than triple the third quarter last year led by sales of traffic signals in Latin America and automatic data recorders in Europe.

Net sales for the Intersection Control segment for the first nine months of fiscal 2006 increased 9%, or $3,590,000, to $43,391,000 from $39,801,000 for the same period last year. Sales increased across most major product lines, and particularly internationally.

Geographic—International sales for the third quarter of fiscal 2006 increased $1,019,000, or 25%, to $5,119,000, compared to $4,100,000 for the third quarter last year, due to increased sales across all major regions with particularly strong sales in the Europe, Canada and Latin America regions. Domestic sales for the third quarter of fiscal 2006 increased 5% to $32,351,000 from $30,852,000.

International sales for the first nine months of fiscal 2006 increased $3,680,000, or 29%, to $16,287,000, compared to $12,607,000 for the same period last year, due to strong sales increases in Europe and Latin America. Domestic sales for the first nine months of fiscal 2006 increased 6% to $99,760,000 from $93,779,000.

Gross Profit Margin

Our gross profit margin for the third quarter of fiscal 2006 was 29.5% compared to 34.4% for the third quarter last year, primarily due to lower gross margins in the Protect and Direct segment attributable to unfavorable sales mix and higher freight costs. The gross profit margin for the Inform segment improved slightly due to higher gross profit margins for weather sensing products and services. The gross profit margin for the Intersection Control segment decreased slightly.

Our gross profit margin for the first nine months of fiscal 2006 was 28.6% compared to 30.1% for the same period last year. Gross margins in the Protect and Direct segment were lower due to higher freight and raw material costs. The gross profit margin for the Inform segment improved due to higher gross profit margins for highway advisory radios and weather sensing products and services. The gross profit margin for the Intersection Control segment decreased slightly.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2006 decreased $1,141,000, or 11%, to $9,605,000 from $10,746,000 for the third quarter last year. Selling and administrative expenses in the Protect and Direct segment decreased due to lower marketing costs and personnel related expenses. Selling and administrative expenses in the Inform segment were slightly lower than the prior year period. Selling and administrative expenses in the Intersection Control segment were slightly higher than the prior period, as increased legal costs related to litigation with the sellers of the assets of the U.S. Traffic business were higher than savings from cost reduction measures. Unallocated expenses related to the adoption of SFAS No. 123(R), requiring the expensing of stock options, were $315,000 for the third quarter of fiscal 2006. Selling and administrative expenses decreased as a percentage of sales to 25.6% for the third quarter of 2006 from 30.7% last year due to the increased level of sales and the fixed cost nature of many of the expenses and certain cost reduction efforts.

Selling and administrative expenses for the first nine months of fiscal 2006 decreased $2,036,000, or 7%, to $27,479,000 from $29,515,000 for the same period last year. Selling and administrative expenses in the Protect and Direct segment decreased due to lower marketing costs and personnel related expenses. Selling and administrative expenses in the Inform segment increased due to higher variable costs related to the higher sales volume. Selling and administrative expenses in the Intersection Control segment decreased somewhat due to the realization of benefits from cost reduction measures. Unallocated corporate expenses decreased due to lower health care and workers compensation costs, which were partially offset by the inclusion of $785,000 of expense related to the adoption of SFAS 123(R). We expect the after-tax expense related to SFAS No. 123(R) for fiscal 2006 to be approximately $800,000, or $0.09 per diluted share. Selling and administrative expenses decreased as a percentage of sales to 23.7% for the first nine months of 2006 from 27.7% last year, due to the increased level of sales and the fixed cost nature of many of the expenses and certain cost reduction efforts.

Gain on Legal Settlement

As further discussed in Note 10, the fiscal 2006 nine-month period for the Intersection Control segment includes a gain of $633,000 resulting from the settlement of claims with the seller of Peek Traffic Corporation recorded in this year’s first quarter.

Gain on Sale of Fixed Assets

The fiscal 2005 nine-month period included a gain of $560,000 on the sale of some land for the Protect and Direct segment recorded in last year’s second quarter.

Research and Development

Research and development expenditures were $1,623,000 for the third quarter of fiscal 2006 compared to $1,498,000 for the third quarter last year. The increase of $125,000 was due to increased expenditures in both the Inform and the Protect and Direct segments. Expenditures increased in the Protect and Direct segment for the development of innovative new products to address safety needs both domestically and abroad. Expenditures increased in the Inform segment for product upgrades and enhancements to existing product lines and on new products. Expenditures remained flat in the Intersection Control segment.

Research and development expenditures were $4,427,000 for the first nine months of fiscal 2006 compared to $4,004,000 for the same period last year. The increase of $423,000 was due to increased expenditures in all three segments.

Operating Profit

The operating loss for the third quarter of fiscal 2006 was $178,000, compared to an operating loss of $231,000 for the third quarter of fiscal 2005. For the third quarter of fiscal 2006, operating profit for the Protect and Direct Group decreased 9% to $3,678,000 from $4,021,000 for the third quarter last year due primarily to unfavorable sales mix and increased freight costs. Operating profit for the Inform segment was $481,000 compared to an operating loss of $8,000 for the third quarter of last year due primarily to the increased level of sales. The operating loss for the Intersection Control segment increased to $2,290,000 from an operating loss of $1,927,000 for the third quarter of last year.

Operating profit for the first nine months of fiscal 2006 was $1,937,000, compared to an operating loss of $967,000 for the same period of fiscal 2005. For the first nine months of fiscal 2006, operating profit for the Protect and Direct Group increased $573,000 to $9,684,000 from $9,111,000 for the first nine months last year due primarily to the increased level of sales. Last year’s period for the Protect and Direct segment included the $560,000 gain on sale of assets. Operating profit for the Inform segment increased to

$1,678,000 from $496,000 for the first nine months of last year primarily due to the increased level of sales. The operating loss for Intersection Control segment decreased to $4,320,000 from an operating loss of $4,344,000 for the first nine months of last year primarily due to the increased level of sales, certain cost reduction efforts, and the legal settlement.

Interest Expense

Interest expense for the third quarter of fiscal 2006 increased to $1,238,000 from $964,000 for the third quarter last year. The increase was due to the higher level of debt and to higher interest rates. The interest rate on our $40 million in Convertible Senior Subordinated Notes is 7%. The interest rate on our collateralized bank credit facility is based on prime or LIBOR and a fixed rate, plus a margin, and the weighted average rate was 7.4% as of March 31, 2006.

Interest expense for the first nine months of fiscal 2006 increased to $3,527,000 from $2,359,000 for the same period last year. The increase was due to the higher level of debt and to higher interest rates. Interest expense is expected to be approximately $4.5 million for fiscal 2006.

Provision for Income Taxes

The income tax benefit for the third quarter of fiscal 2006 was $538,000 representing a 38% effective income tax rate.

The income tax benefit for the first nine months of fiscal 2006 was $604,000, also representing a 38% effective income tax rate.

Net Earnings

The net loss for the third quarter of fiscal 2006 was $878,000, or $0.10 cents per diluted share, compared to a net loss of $741,000, or $0.08 cents per diluted share, for the third quarter last year. Stock compensation expense recorded in the third quarter of fiscal 2006 was $315,000 or $0.03 per diluted share.

The net loss for the first nine months of fiscal 2006 was $985,000, or $0.11 cents per diluted share, compared to a net loss of $2,041,000, or $0.23 cents per diluted share, for the same period last year. Stock compensation expense recorded in the first nine months of fiscal 2006 was $0.07 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $2,047,000 as of March 31, 2006 and access to additional funds of approximately $8 million under a bank collateralized credit agreement. We believe that this bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million secured revolving credit facility with a $10 million sub-facility for letters of credit. The Company must maintain a minimum amount of availability of $8 million under the revolving credit facility through June 30, 2006, which decreases to $5 million after June 30, 2006. Availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, we will also be required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The agreement currently expires in April 2008, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

Our outstanding borrowings were $59,197,000, or 50.2% of total capitalization, as of March 31, 2006, of which $13,500,000 was outstanding related to the bank credit facility. This compares to $50,014,000, or 44.7% of total capitalization, as of June 30, 2005, of which $4,000,000 was outstanding related to the bank credit facility. As of March 31, 2006, we had approximately $8,000,000 in availability under the bank credit facility. Included in the amount outstanding as of March 31, 2006 and June 30, 2005 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025, which were sold through a private placement in February 2005 and a $5 million five-year subordinated promissory note. The amount of standby letters of credit outstanding was $1,144,000 as of both March 31, 2006 and June 30, 2005.

Cash Flows

Cash flows provided by operations were $838,000 during the first nine months of fiscal 2006. This compares with $298,000 used in operations in the first nine months of fiscal 2005. Cash flow generated by operations was primarily derived from earnings before non-cash expenses such as depreciation and amortization. The increase in cash provided by operations in the first nine months of fiscal 2006 was partially offset by increased working capital, in particular, increases in inventory and other assets.

Investing activities used cash of $2,752,000 during the first nine months of fiscal 2006, compared to $519,000 in the first nine months of the prior year. Expenditures during the first nine months of fiscal 2006 included $2,073,000 for capital expenditures.

Financing activities provided cash of $3,805,000 during the first nine months of fiscal 2006, compared to using cash of $891,000 during the first nine months of fiscal 2005. During the first nine months of 2006, we borrowed a net $9,500,000 against our outstanding revolving credit facility. We paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic for the treasury. In addition, we paid $317,000 on notes payable. We received cash of $912,000 from the exercise of common stock options. The payment of our semi-annual cash dividend used cash of $3,185,000.

For fiscal 2006, we anticipate needing less than $1,000,000 in additional cash for capital expenditures. We may require additional investments in working capital to maintain growth. We may also need additional funds to repurchase our own common stock from time to time or if we consider acquiring businesses that complement our existing operations. As discussed in Note 11 and FUTURE OUTLOOK, we currently estimate that the cash portion of the recently approved restructuring plan for the Intersection Control segment will be between $7 and $9 million. Approximately $3 million of that amount relates to current lease obligations over the next two years, which we may be able to offset with funds from sub-rental arrangements. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. However, if needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2005. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of March 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollar amounts in thousands)
Long-term debt(1)	$59,197	$427	$5,270	$40,000	$13,500
Estimated interest payments(2)	17,439	4,111	7,898	4,437	993
Operating leases	16,597	3,857	6,805	2,081	3,854
Minimum royalty payments	2,385	635	850	600	300
Retirement award program	3,264	321	689	342	1,912
Total	$98,882	$9,351	$21,512	$47,460	$20,559

(1)          Amount includes expected cash payments on long-term debt based upon current and effective maturities as well as expected renewals.

(2)          Amount includes estimated interest payments based on interest rates as of the current period. Interest rates on variable-rate debt are subject to change in the future. Interest is estimated based upon current and effective maturities as well as expected renewals of long-term debt currently outstanding.

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of March 31, 2006 was $5,229,000. We also have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit as of March 31, 2006 was $1,144,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 is improving prospects for increased spending for our products in fiscal 2006. State and local governments appear to be increasing spending on transportation safety in 2006 as both national and local economies improve. We are seeing increased order activity in most areas of our business. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will continue to increase.

As further discussed in Note 11, the continued underperformance of the Intersection Control business has necessitated our decision to rationalize that business and divest certain non-core product lines. This restructuring was approved by our Board on April 25, 2006. We intend to discontinue and attempt to sell the portable and fixed overhead sign portions of that business, as well as the non-core lighting product line. Within the remaining intersection control business, we will outsource manufacturing, but continue the activities of assembly, software installation and system testing following the manufacturing process used by Peek Traffic. In connection with the restructuring plan, we expect to record cash and non-cash charges. We are currently analyzing the non-cash charges and cannot reasonably estimate the amount at this time. The cash portion of the plan is currently estimated to be between $7 and $9 million dollars primarily relating to $3 million dollars in severance costs and $3 million dollars in lease obligations over the next two years. Most of the substantial restructuring charges are expected to be incurred before the end of our fiscal 2007 second quarter. We expect the plan will result in annualized operating cost savings of approximately $6 to

$7 million dollars. However, there can be no assurance that we will achieve that level of savings. Therefore, we remain cautious about our performance in fiscal 2006 and into fiscal 2007.

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2005 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management, except for the adoption of FAS No. 123(R), as discussed in note 2. In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by us are the most important to the presentation of our financial statements:

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

Amortized long-lived assets (including amortized intangible assets and property, plant and equipment) held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to future undiscounted cash flows of underlying asset groups. The net carrying value of assets not recoverable is reduced to fair value. Fair values of amortized long-lived assets are determined based upon the performance of a third party fair value appraisal. Patents and other finite-lived intangible assets are amortized on a straight-line or systematic method over the life of the patent or intangible asset. In connection with the restructuring plan adopted on April 25, 2006 further discussed in Note 11, we may record certain non-cash charges to adjust the book value of the assets to be discontinued or sold. We are currently analyzing the non-cash charges and cannot reasonably estimate the amount at this time. We plan to disclose the estimates after we make a determination of such estimates.

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. The impact of these estimates and assumptions on impairment testing of goodwill is particularly critical for our Inform and Intersection Control segments with $21,174,000 of our $29,313,000 of goodwill recorded in our March 31, 2006 balance sheet. In connection with the substandard performance of our Intersection Control segment, we may record a goodwill impairment charge in connection with our impairment review conducted during the fourth quarter. We are currently analyzing the non-cash charges and cannot reasonably estimate the amount at this time. We plan to disclose the estimates after we make a determination of such estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of our fiscal year that begins after September 15, 2006, with earlier adoption permitted. We plan to adopt this Statement effective with the beginning of our next fiscal year, July 1, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact, if any, on our operating results or financial condition.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. We plan to adopt this Statement effective with the beginning of our next fiscal year, July 1, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact, if any, on our operating results or financial condition.

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion and integration of our acquisitions and the restructuring of our Intersection Control segment; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of our products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of our governmental markets; competitive and pricing pressures; increasing raw material and freight costs; increasing interest rates; excess manufacturing capacity; weather conditions and natural disasters; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and general economic conditions.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2005 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from fluctuations in interest rates. Our exposure to fluctuations in interest rates was reduced when we issued $40 million of fixed rated convertible debt and used the proceeds to pay down variable rate bank debt issued pursuant to our revolving credit agreement in the third quarter of fiscal 2005. We had managed our exposure to interest rate fluctuations beginning in fiscal 2004 through the use of derivative instruments in the form of non-trading interest rate swaps, but our interest rate swap agreement was liquidated in the third quarter of fiscal 2005.

The majority of our business is transacted in U. S. dollars. We continue to evaluate the use of derivative financial instruments to manage the effects of foreign currency exchange rates changes. In the third quarter of fiscal 2006, we entered into a foreign currency swap arrangement to fix the exchange rate related to certain transactions in Australian currency. However, there were no outstanding transactions as of March 31, 2006. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the material weakness in the Company’s internal controls over certain information technology general controls as described below at paragraph (b), our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2006. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)          Management’s Report on Internal Controls Over Financial Reporting

Based on its assessment of our internal control over financial reporting for our last fiscal year, we determined that a material weakness existed in our internal controls over certain information technology general controls as of June 30, 2005. Specifically, we did not have (i) monitoring of information technology managers who have access to the application and underlying data, (ii) mechanisms to track changes made to the application itself, and (iii) adequate security administration of users’ access to the application. These control deficiencies did not result in any known financial statement misstatements. However, the aggregation of these control deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected by our internal control over financial reporting. Accordingly, we concluded that, as of June 30, 2005, our internal control over financial reporting was not effective based on the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission.

During the first half of fiscal 2006, we developed a comprehensive, detailed remediation plan to address our known deficiencies. During the third quarter of fiscal 2006, we performed the following: (1) We upgraded our primary information technology software to a more current version. This upgrade will allow us to identify changes made to certain data within the software. (2) We implemented “trouble ticket” tracking software, which allows tracking of changes made by information technology managers to ensure these changes were authorized. Also, during the fourth quarter, we plan to complete our segregation of duties review, to outsource the management of underlying data within our software applications and complete testing of controls.

Management expects that the activities performed to date, along with the completion of our remediation plan in the fourth quarter of fiscal 2006, will successfully remediate the known material weakness. However, we cannot determine the effectiveness of the changes until they have been successfully tested and evaluated.

PART II—OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

Item 1.   Legal Proceedings

(1) MYERS AMERICA, INC. V. U.S. TRAFFIC CORPORATION, Circuit Court of Cook County, Illinois, Chancery Division, No. 05CH16573. The Company is involved in litigation with the sellers of the assets of the U.S. Traffic business. In this action, one of the Sellers, Myers America, Inc. (Myers), filed a complaint against us, seeking an order requiring us to submit reports regarding sales of traffic controllers to New York City pursuant to the asset purchase agreement and an accounting of such sales. We assert that we have delivered all reports and accounted for all sales to Myers and have filed an answer and a motion for summary judgment which is pending.

On November 1, 2005, our subsidiary, U.S. Traffic Corporation (USTC) filed a third-party complaint and motion for a temporary restraining order in this lawsuit against Myers Power Products, Inc., an affiliate of sellers (Myers Power), asserting breach of an OEM Supply Agreement entered into between the parties as part of the acquisition.  Under the terms of the OEM supply agreement, Myers Power agreed to supply UST’s requirements for uninterruptible power supply products (a product line that we purchased under the original asset purchase agreement) for a period of five years. We contended that Myers Power had breached the OEM supply agreement by failing to supply USTC with power supply products for approximately one month, and subsequently interfered with USTC’s efforts to fulfill demand by acquiring products from a third-party supplier. On November 9, 2005, the court entered a temporary restraining order, ordering Myers Power to supply products to USTC pursuant to the terms of the OEM Supply Agreement. Myers Power resumed shipments of product to USTC shortly after the temporary restraining order was entered. After a hearing on our motion for a preliminary injunction in late February, the court denied our motion in March 2006 and dissolved the temporary restraining order. We have filed an appeal. Other than some late shipments and customer management issues, there was little impact on USTC’s operations arising from Myers Power’s refusal to ship product to USTC, and normal operations resumed after entry of the temporary restraining order. Myers Power continues to supply product to USTC subsequent to the dissolution of the restraining order.

(2) U.S. TRAFFIC CORPORATION V. MYERS AMERICA, INC., MYERS/NUART ELECTRICAL PRODUCTS, INC., RAYMOND INT’L W.L.L., RAYMOND OVERSEAS HOLDING LIMITED, AND BASIL K. VASILIOU, Circuit Court of Cook County, Illinois, Law Division, No. 2005L010719. In this action against the sellers of the USTC business, we allege that sellers engaged in a fraudulent scheme to induce us to enter into and close the purchase of assets of the USTC business for a purchase price which was inflated. Specifically, the purchase price was based on a multiple of the earnings generated by the acquired business. By understating reserves for obsolete and slow moving inventory, bad debt reserve, and warranty accruals, sellers overstated the earnings upon which the purchase price was based. We contend the sellers concealed these understatements by making a series of misrepresentations about the inventory, receivables, payables and procedures. For this fraud, we are seeking actual and punitive damages.

In addition, our complaint alleges that sellers breached the asset purchase agreement by: (1) breaching representations and warranties concerning the accuracy and GAAP-compliance of the sellers’ financial statements, specifically with respect to the inventory reserve, payables, bad debt reserve, and warranty accruals; and (2) breaching indemnity obligations with respect to certain excluded liabilities that we paid concerning certain  inventory purchases, Mexican taxes, improper transfer of automobiles and cash from the business, and failure to honor certain pre-closing customer contracts. Certain of these claims are subject to contractual materiality and dollar thresholds and caps on total damages. For these breaches, we are seeking actual damages and a declaration of sellers’ indemnity obligations, along with its costs and attorneys’ fees.

We have also asserted claims against three guarantors of sellers’ obligations under the original asset purchase agreement. Lastly, we sought a declaration that one of the sellers remains the holder of a promissory note in connection with the asset purchase agreement.

The parties have agreed to consolidate this action with the lawsuit described in paragraph (1) above and by agreed order have delayed the filing of amended pleadings until the end of May.

(3) OTHER LEGAL PROCEEDINGS.   We are involved in several pending judicial proceedings for product liability and other damages arising out of the conduct of our business. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings including those referenced in items (1) and (2) above, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

Item 6.   Exhibits

(a)           Exhibits

31             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: May 8, 2006	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer,
Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002