Form 10-K
period 2006-06-30
QUIXOTE CORP
filed 2006-09-13
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
For the fiscal year ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
Commission file number 001-08123

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-2675371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
THIRTY FIVE EAST WACKER DRIVE,
CHICAGO, ILLINOIS	60601
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (312) 467-6755
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock ($.01-2/3 Par Value)	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer    ☐                  Accelerated filer ☒                     Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $165,491,509 as of December 31, 2005

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,902,670 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of September 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006 which will be filed with the Commission on or about September 29, 2006 is incorporated by reference at Part III.

PART I
THE COMPANY

Forward Looking Statements

Various statements made within this report constitute “forward-looking statements” for purposes of the SEC’s “safe harbor” provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Except for historical information, any statement that addresses expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures, financial results or changes in governmental legislation, policies and conditions, is a forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations.

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

We develop, manufacture and sell highway and transportation safety products to domestic and international markets. During the third quarter of fiscal 2006, we expanded the number of reportable segments from two to three segments. Our three reportable segments are: highway and transportation safety products that “Protect and Direct” by minimizing the severity of crashes or by directing or guiding traffic to avoid crashes; highway and transportation safety products that “Inform” motorists, state and local highway personnel about dangerous or congested conditions or provide other useful information; and “Intersection Control” products which provide solutions for controlling intersections. Our products are sold primarily by a distribution network, as well as a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

Our business is directly affected by federal, state and municipal government funding for transportation safety, highway construction and maintenance, and other infrastructure projects. A significant part of our sales are ultimately financed by funds provided to the states by the federal government through the federal transportation funding bill. The last six-year federal bill expired on September 30, 2003 and was extended eleven times over almost two years. The current bill, SAFETEA-LU, was enacted  in August 2005. Until the new legislation was enacted, the transportation safety allotment in federal and state budgets was uncertain. We believe that the prolonged uncertainty negatively impacted the sales of our products and services in fiscal years 2004, 2005 and the early part of 2006 and, as a result, adversely affected our financial performance in those fiscal years. We believe that the passage of SAFETEA-LU improved that situation. We believe we began to realize the benefit of the bill’s passage in the second half of fiscal 2006 with growth in sales across all our segments.

In addition, many states suffered from budget constraints in fiscal years 2004 and 2005, given both national and local economies. Such budget constraints adversely affected the ability of the states to fund highway and infrastructure projects, and therefore reduced the demand for our products. Municipalities also suffered from budget restraints that reduced transportation safety spending. Due to the improvement in general economic conditions, we believe that state and municipal budgetary conditions improved during fiscal 2006 and positively impacted our sales growth.

Sales and operating results were below historic levels and expectations in fiscal years 2004 and 2005. However, operating results for our Intersection Control segment were substantially less than expected. In fiscal year 2006, significant operating losses at our Intersection Control segment continued. In April 2006, we approved a plan to restructure that business. The Plan reduces costs through headcount and facility reductions, as well as through the discontinuation of non-core and low margin product lines. The Plan also outsources non-core manufacturing activities. As part of the restructuring plan, we sold the portable variable message sign, illuminated street lighting and tunnel lighting product lines in June 2006. We are in the process of moving production of the remaining intersection control products to our Palmetto, Florida and Bedford, Pennsylvania facilities. We plan to cease production and close the facilities in Santa Fe Springs, California and Tecate, Mexico by the end of September 2006. We expect the restructuring plan will result in profitability for the Intersection Control segment beginning in third quarter of fiscal 2007 with annualized cost savings of approximately $5 to $6 million. However, there can be no assurance that we will achieve that level of cost savings.

Item 1.              Business

Quixote Corporation, through its subsidiaries, develops, manufactures and markets highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets. These products include energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather information systems, highway advisory radios, intelligent intersection control devices, video detection equipment and other highway and transportation safety devices.

As of June 30, 2006, we employed approximately 1,000 people.

Description of Business

Our operations are comprised of three reportable segments:

•       The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic.

•       The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information.

•       The Intersection Control segment provides solutions for controlling intersections.

Our products are sold world-wide primarily by a distribution network, as well as a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

Financial information relating to industry segments appears in Note 16 of the notes to our consolidated financial statements incorporated by reference herein.

Protect and Direct Segment

Our Protect and Direct category of products, which reduce the severity of crashes, include our patented highway crash cushions which were first conceived and developed in 1969. These products were developed and sold in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since 1969, various types of highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program and they are mandatory on interstate roads in the U.S.

We develop, manufacture and market lines of patented highway crash cushion systems, truck-mounted attenuators (TMA’s) and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving highway construction vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

We also manufacture and sell products that prevent crashes and help control the flow of traffic by directing or guiding. These products consist of a line of flexible sign and guide post systems (delineators) and a glare screen system. The guide posts are used to delineate a travel way, channel vehicles or mark the location of an object. The post features an in-ground anchor system that permits inexpensive repair and replacement. The glare screen system, made from polyethylene, is installed on top of median barriers to eliminate the distraction of lights from oncoming vehicles.

Our products within the Protect and Direct segment also include a crashworthy barrier arm for use at areas such as railroad crossings and tollroads and as security for access ways, driveways and parking lots. In addition, we market a FreezeFree® anti-icing system which automatically or manually dispenses deicing liquids in advance of ice formation on bridges, roads and overpasses.

Inform Segment

To expand our business within the highway and transportation safety industry, in 1998 we began acquiring companies that manufacture Intelligent Transportation System (ITS) products which provide information to improve traffic flow and safety. Products sold by the Inform segment include weather and traffic sensing products and highway advisory radio products.

We manufacture and sell portable or permanent sensors that record traffic volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic, road surface conditions and freezing point data which can be relayed on a real-time basis to a transportation department’s base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. We also manufacture and market road/runway weather information systems. Using a tower equipped with weather instruments and special detectors, these systems can detect freezing conditions and provide valuable weather information to transportation departments or airports in order to dispatch salt trucks or automatically activate anti-icing systems.

We are a leading manufacturer of highway advisory radio (HAR) systems that broadcast traffic information using an AM radio frequency with reception up to six miles from the unit. HAR systems, in connection with flashing lights and message signs, advise drivers to tune into a particular AM station to hear messages about traffic, road conditions and weather. These HAR systems can be permanent or mobile. Our Intellizone® system is designed to provide real-time information to motorists by integrating traffic and/or weather sensors, variable message signs and computer controlled software.

Intersection Control Segment

To further expand our business within the highway and transportation safety industry, in 2003 we began acquiring companies that manufacture Intelligent Transportation System (ITS) products which control intersections. We began to integrate and rationalize this segment in fiscal 2005. After the restructuring of the product lines within this segment, its products will include traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment and parking detection devices. Traffic controllers and detectors are devices that control traffic signal operations at intersections either with pre-set timers or with detectors that enable the signals to change in response to variations in traffic. Traffic and pedestrian signals are LED or incandescent signals for intersection operations and pedestrian crossings which may include a numerical countdown warning before a signal changes. UPS systems are power supply systems with battery backup that keeps a lighted intersection operating either normally or in flash-mode during a power interruption. Video detection systems are based on one or more cameras that allow traffic authorities to monitor or manage traffic flow from a remote location. A toll road monitoring system is a data collection system able to count axles of vehicles in order for the proper authorities to ensure the proper toll amount is collected.

Across all segments, we may also provide product education, selection and application assistance. In limited cases, we perform site preparation and installation services for our products.

Marketing  and Competition

Our products are sold in all 50 U.S. states and internationally. Domestically, we sell either through a distribution network or through a direct sales force. Regional managers supervise domestic distributors and make direct sales in areas not covered by distributors. We sell our products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports. Although the federal government provides matching funds for the purchase of certain highway safety products by state and local governmental agencies, the federal government is usually not a direct purchaser of our domestic products. For certain products, we sell through catalogs and inside sales personnel.

Many foreign governments are beginning to recognize the need for our products as a method of reducing traffic congestion and fatalities. Our products are sold outside of the U.S through a network of distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

We experience competition in many of our product lines. We believe that we are a leading U.S. manufacturer of transportation safety products. Within the Protect and Direct segment, we believe that no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as we do. However, many of our competitors offer similar products to those supplied by us, and a few are better capitalized than we are. We experience competition particularly in the sand barrel, QuadGuard® crash cushion, REACT 350® crash cushion and TMA product lines. We compete in the U.S. market for crash cushions, TMA’s and sand barrels with Trinity Industries, Inc., (NYSE: TRN), TrafFix Devices, Inc., Barrier Systems, Inc. (a subsidiary of Lindsay Manufacturing Company) and other smaller regional companies. A number of other companies manufacture flexible sign and guide post systems.  Within the Inform and Intersection Control segments, we experience rigorous competition in selling certain product lines because they are generally sold through a bidding process. These product lines include our road weather information systems (RWIS) within the Inform segment and traffic controllers and pedestrian signals within the Intersection Control segment. There are a few companies that compete with us in selling HAR systems within the Inform segment. In addition, we compete with many different companies that sell sensors using different technologies, including microwave and infra-red sensors and machine-vision (video), and each technology offers certain advantages.

Competition may have an adverse effect on the selling prices and profit margins of certain product lines, and depending on the product mix sold, can adversely affect our financial results. We believe that we compete effectively through our own advanced product development, patent protection, quality and price, and the effectiveness of our strong distribution network.

Government Policies and Funding

The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. Federal transportation spending is funded through a trust based on the sale of gasoline. Funds are allocated and highway policy is developed through a six-year federal highway bill. A portion of our sales is ultimately financed by funds provided to the states by the federal government.  Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The last six-year federal highway bill expired on September 30, 2003. The current bill, SAFETEA-LU, was enacted in August 2005. SAFETEA-LU, or the “Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users” will provide $286.4 billion in guaranteed funding for the federal highway, transit and safety programs through 2009. Importantly, unlike historical funding bills, it focuses on improving safety and relieving congestion as a priority, as well as on new highway construction and resurfacing projects.  Several sections of SAFETEA-LU can provide increased funding and focus on products and systems within our Inform segment. While the current bill does not include projects that specifically indicate our products by name and there can be no guarantee of increased sales, we expect the market potential for applications of our sensors, counters, audio and visual output displays and adaptive control and monitored intersections to increase due to this legislation. However, any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on our financial results.

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

Backlog

As of June 30, 2006, 2005 and 2004, we had a backlog of unfilled orders for transportation safety devices of $24,481,000, $23,796,000 and $26,921,000, respectively. We generally fill an order for our products within two days to 8 weeks of receipt depending on the type of product. However, some orders or awarded contracts included in backlog may not be completed for six to nine months.

Research and Development; Patents

Many of our products have patented features and we conduct our own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $5,958,000, $5,391,000 and $3,605,000 for the fiscal years 2006, 2005 and 2004, respectively. We maintain a crash test facility in California for Protect and Direct products.

We develop new products by working with customers as well as federal, state and local highway officials to determine transportation safety needs, and then we design products to satisfy those needs. We are also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products, we are also seeking to acquire new products which can be sold through our existing distribution networks to our existing customers.

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

In fiscal 2006 and 2005 we were affected by increased prices for certain commodities, particularly aluminum, steel and resin, which can be a significant component of the cost of certain of our products. We attempt to reduce the negative impact of increasing prices by entering into certain fixed price arrangements and by passing along price increases to our customers. However, increased commodity prices have negatively impacted our gross margin for certain products. In addition, increasing fuel and freight costs adversely affected our results in fiscal 2006. These trends of increasing material, fuel and freight costs may continue into fiscal 2007.

Major Customers

No single customer represents a significant portion of our total revenues. However, approximately 11% and 9% of our consolidated revenues resulted from sales to customers in the states of California and Texas, respectively, in fiscal 2006. Our customers are typically distributors, contractors, departments of transportation, state agencies, local governments or municipalities and, therefore, a change in policy in state spending could materially affect our sales in that state.

Seasonality

Our sales are historically seasonal because domestic highway maintenance and construction seasons typically peak in our fourth fiscal quarter.

Foreign and Domestic Operations and Revenues

Our business is conducted principally in the United States, with sales outside of the United States as follows:  $21,821,000, $19,111,000 and $14,249,000 in 2006, 2005 and 2004 respectively.

Excluding our manufacturing facility in Tecate, Mexico (See Properties at Item 2), our assets outside of the United States are not material. Our long-lived assets used in the leased Tecate facility are recorded on our books and records at less than $50,000.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington D. C. Information about the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains access to filings of issuers that file electronically with the SEC. We also maintain an internet website at http://www.quixotecorp.com that contains access to our public filings and other information regarding the Company. We make our public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of our filings will also be furnished free of charge upon request.

Item 1A.             Risk Factors

There are many factors that pose material risks to our business, operating results and financial condition which are frequently beyond our control. These factors include, but are not limited to, the following:

A decrease or delay in federal government funding of transportation safety and highway construction and maintenance may cause our revenues and profits to decrease.

We depend substantially on federal, state and municipal funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Any decrease or delay in government funding for transportation safety, highway construction and maintenance and other related infrastructure projects could cause our revenues and profits to decrease.

Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization bill, SAFETEA-LU, became law in August 2005, after the prior law which authorized federal spending through September 30, 2003 was extended at then current funding levels eleven times over almost two years. Until the new law was passed, the transportation safety allotment in federal and state budgets was uncertain, and we believe this uncertainty negatively impacted spending on the products and services offered by the Company. The delayed passage of the new highway funding bill adversely affected our financial performance in fiscal year 2004 and fiscal year 2005. Given the long sales cycle typical in our business, we did not begin to realize the benefit of SAFETEA-LU’s passage until late fiscal 2006.

Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. In addition, Congress could pass legislation in future sessions which would divert highway funds for other national purposes or would restrict funding for infrastructure projects unless states comply with certain federal policies.

Constraints on state and local government budgets may adversely affect our financial performance.

Many states reduced spending on highways due to budget constraints given the national and local economies. Such budgetary constraints adversely affect the ability of states to fund transportation, highway and infrastructure projects, and therefore reduce the demand for our products. Municipalities also suffer from budget constraints that can reduce transportation safety spending. We believe that reduced state and municipal spending due to budget restraints adversely affected our performance in fiscal year 2004 and fiscal year 2005.

Downturns in the U.S. economy or the transportation safety and highway construction industries may adversely affect our revenues and operating results.

General economic downturns, including downturns in the transportation safety and highway construction industries, could result in a material decrease in our revenues and operating results. We believe that the economic downturn and the related political uncertainty during fiscal years 2002 through

2005 negatively affected our expected revenue growth. Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending. Many of our costs are fixed and cannot be quickly reduced in response to decreased demand.

Sales of our products often are subject to government testing, inspection and approval.

We frequently supply products and services pursuant to agreements with general contractors that have entered into contracts with federal, state or municipal government agencies. In some cases we enter into contracts directly with government agencies. At times these contracts require engineered systems which combine our Inform and Intersection Control products, sometimes in conjunction with our Protect and Direct products, into complex systems which may themselves be incorporated into other systems. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services by a representative of the contracting agency. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance.

Past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed seven acquisitions since 1997 and may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

•       we may have difficulty integrating the acquired businesses as planned, which may include integration of systems of internal controls over financial reporting and other financial and administrative functions;

•       acquisitions may divert management’s attention from our existing operations;

•       we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire;

•       we may have delays in realizing the benefits of our strategies for an acquired business;

•       we may not be able to retain key employees necessary to continue the operations of an acquired business;

•       acquisition costs may be met with cash or debt, increasing the risk that we will be unable to satisfy current financial obligations;

•       we may acquire businesses that are less profitable or have lower profit margins than our historical profit margins; and

•       acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

In May and December, 2003, we made two acquisitions in the Intersection Control segment. Integration of these businesses, combined with reduced demand for our products adversely affected our financial performance in fiscal 2004, 2005 and 2006. Given substandard performance of our Intersection

Control segment, we recorded asset impairment charges in that segment of $22,735,000 for the year ended June 30, 2004 and $13,374,000 for the year ended June 30, 2006. Confronted with the continued underperformance of the Intersection Control business, on April 25, 2006, our Board of Directors approved a restructuring plan for our Intersection Control business that includes further rationalizing of operations and divesting certain non-core product lines.

Management’s estimates and assumptions affect reported amounts of expenses.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We use a third party appraisal firm to assist our determination of fair values, but the impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, and actual results may differ significantly from the estimates and assumptions used.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. We expect the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

Our business could be adversely affected by reduced levels of cash, whether from operations or from bank borrowings.

Our principal sources of funds have historically been cash flows from operations and borrowings from banks. Our financial performance in fiscal year 2004 adversely affected our cash flow from operations and required us to modify our bank credit agreement in order to avoid the occurrence of events of defaults relating to certain covenants and financial ratios. Amendments to the credit agreement in fiscal 2005 required us to modify certain covenants, pledge our assets as collateral, reduce the maximum amount of availability under the revolving credit facility to $38 million, and limit our dividend payments.

Although we are currently in compliance with the covenants of the credit agreement, our ability to remain in compliance in the future will depend on our future performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products which could increase our costs.

We hold numerous patents covering technology and applications related to many of our products and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. Our existing or future patents or trademarks may not adequately protect us against infringements, and pending patent or trademark applications may not result in issued patents or trademarks. Our patents, registered trademarks and patent applications may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents. This could increase competition for our products and materially decrease our revenues. If our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products. We may be unable to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could cause us to incur additional costs or lose expected revenue.

Our success depends on our management and other employees.

The single largest factor in our ability to profitably execute our work is our ability to attract, develop and maintain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment. Leslie J. Jezuit, our Chairman and President, and Daniel P. Gorey, our Chief Financial Officer, are of significant importance to our business and operations and neither has an employment agreement with us. The loss of their services may adversely affect our business. In addition, our ability to attract and retain qualified engineers, skilled manufacturing and marketing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

Difficulties in managing and expanding in international markets could affect future growth in these markets.

In fiscal year 2006, international sales represented approximately $21,821,000 or 14%, of our total sales and we believe international markets could be an important source of growth. We plan to continue to increase our presence in these markets. In connection with any increase in international sales efforts, we need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Moreover, funding and government requirements vary by country with respect to transportation safety. In a number of countries there are no governmental requirements or funding for transportation safety and we must educate officials and demonstrate the need for and benefits of our products. In addition, international revenues are subject to the following risks:

•       fluctuating currency exchange rates could reduce the demand for or  profitability of foreign sales by affecting the pricing of our products;

•       the burden of complying with a wide variety of foreign laws and regulations, including the requirements for additional testing of our products;

•       dependence on foreign sales agents;

•       political and economic instability of foreign governments; and

•       the imposition of protective legislation such as import or export barriers.

We depend on principal customers.

We depend on principal customers, however no single customer of Quixote represents a significant portion of total revenues. However, in fiscal 2006, approximately 11% and 9% of our consolidated revenues resulted from sales to customers in the States of California and Texas, respectively. Customers may consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. A change in policy in state spending could materially affect our sales in either state. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We are in a competitive marketplace.

To the extent one or more of our current or future competitors introduce products that better address customer requirements, or are less expensive than our products, our business could be adversely affected and we may be unable to maintain our leadership position in certain products. Competition may adversely affect the selling prices and the profit margins on our products. We may not be successful in developing and marketing our existing products or new products or incorporating new technology on a timely basis or at a reduced cost. If we are unable to timely develop and introduce new products, or enhance existing products, or reduce costs, in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected.

We have acquired complementary businesses over the past several years and, as a part of our strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines are lower than our historical gross profit margin, which adversely affects our gross profit margin. Given competitive conditions, we may be unable to improve our gross profit margins for these businesses and products.

We have been affected by increased prices for certain commodities, particularly aluminum, steel and resin, which are a significant component of the cost of certain of our products. Such price increases negatively impact our gross margin for certain products, because we have been unable to pass along to our customers these cost increases. Increasing fuel and freight costs adversely affected our performance in fiscal 2006. We expect these trends may continue into fiscal 2007.

Our facilities or facilities of our customers and suppliers could be susceptible to natural disasters.

Two of our major facilities are located in the Southeastern U.S. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage one of our major manufacturing facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

Our insurance coverage could be inadequate.

In accordance with risk management practices, we continually re-evaluate risks, their potential costs and the cost of minimizing them. To reduce our exposure to material risks, we purchase insurance in certain circumstances. We believe that we maintain adequate insurance coverage, however, certain risks are inherent in our business and our insurance may not be adequate to cover potential claims. Although we maintain liability insurance, we cannot assure that the coverage limits under these insurance programs will be adequate to protect us against future claims, or that we can and will maintain this insurance on acceptable terms in the future.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary significantly from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•       seasonality inherent in our transportation safety and highway construction and maintenance business;

•       variations in profit margins attributable to product mix;

•       changes in the general competitive and economic conditions;

•       delays in, or uneven timing in the delivery of, customer orders;

•       the introduction of new products by us or our competitors; and

•       delays in federal highway funding and budgetary restraints on state and local government spending.

Period to period comparisons of such items should not be relied on as indications of future performance.

We may experience volatility in our stock price.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including:

•       the relatively small public float of our stock;

•       quarterly fluctuations in our operating results, as described in the prior risk factor;

•       changes in securities analysts’ estimates of our future earnings; and

•       loss of significant customers or significant business developments relating to us or our competitors.

Our failure to meet analysts’ expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

Acts of war could adversely impact our business and operating results.

Acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, suppliers, distributors or customers, which could significantly impact our sales, costs, expenses and financial condition. The potential for acts of war or hostility may create many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. We are uninsured for losses and interruption caused by acts of war.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and evaluated all factors affecting our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Item 1B.            Unresolved Staff Comments

None.

Item 2.                        Properties

Information relating to our principal facilities is as follows:

Owned or
Location	Available Space	Purpose	Leased
35 East Wacker Drive Chicago, Illinois	18,000 sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct highway safety devices	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Research and development facility for Protect and Direct highway safety devices	Owned
3300 N. Kenmore Street South Bend, Indiana	81,000 sq. ft.	Leased to a third party	Owned
9603 John Street Santa Fe Springs, CA(1)	183,000 sq. ft.	Sale and manufacture of Intersection Control products	Leased
Eucalipto y Nogal L4-7 Tecate, Baja California Mexico(1)	68,000 sq. ft.	Manufacture of Intersection Control products	Leased
2511 Corporate Way Palmetto, FL	52,000 sq. ft.	Sale and manufacture of Intersection Control products	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale and manufacture of Inform highway advisory radio equipment	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of Inform traffic sensing and distance measuring devices	Owned
11612 Lilburn Park Road St. Louis, Missouri	17,000 sq. ft.	Sale and manufacture of Inform sensing and weather forecasting products	Leased
141 Railroad Street Bedford, Pennsylvania	16,000 sq. ft.	Manufacture of Intersection Control products	Leased

We believe that our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants. In addition to the principal facilities listed above, we have other small facilities, including international locations, used primarily for sales activities.

(1)          In accordance with our restructuring plan of the Intersection Control segment adopted in April 2006, we are vacating these facilities and attempting to sublet them.

Item 3.                        Legal Proceedings

On May 30, 2006, we and our subsidiary, U.S. Traffic Corporation (“UST”), settled all outstanding litigation with Myers America, Inc., Myers Power Products, Inc., Myers/Nuart Electrical Products, Inc., Raymond International W. L. L., Raymond Overseas Holding, Limited and Basil Vasilou. The parties were involved in two cases in the Circuit Court of Cook County, Illinois:  Myers America, Inc., f/k/a U.S.

Traffic Corporation vs. U.S. Traffic Corporation, f/k/a Green Light Acquisition Company, No. 05 Ch 16573 and U.S. Traffic Corporation f/k/a Green Light Acquisition Company vs. Myers America, Inc., f/k/a U.S. Traffic Corporation, et al., No. 05 L 010719.

To settle the cases, Myers America, Inc. and its affiliates paid us $3 million in cash, and the parties agreed to waive various claims against each other and to modify or terminate certain agreements. In particular, the parties waived claims arising from the payment terms, covenants and representations and warranties in the agreements that were the basis of our purchase of the intersection control business from Myers America, Inc. in May 2003. The OEM Supply Agreement between UST and Myers Power Products, Inc. dated May 16, 2003 was terminated except for an abbreviated non-compete covenant and the obligations to supply and pay for products currently subject to outstanding purchase orders. The Asset Purchase Agreement dated May 16, 2003 between the parties and certain stockholder non-competition agreements were terminated except for an abbreviated non-competition covenant. Pursuant to the amended agreements, Myers America, Inc. and affiliates will refrain from selling uninterruptible power supply products for use in intersection control to the Cities of New York and Chicago until May 2008. We re-affirmed the $5 million Subordinated Promissory Note of UST dated May 16, 2003 to Myers America, Inc. and Myers/NuArt Electrical Products, Inc. Our Guaranty dated May 16, 2003 of UST’s obligations was amended to limit its scope to the Promissory Note. We also guaranteed payments due Myers America, Inc. and its affiliates pursuant to outstanding purchase orders and the lease of the Tecate, Mexico facility.

We are involved in several pending judicial proceedings for product liability and other damages arising out of the normal conduct of our business. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the Nasdaq Global Market, under the symbol QUIX. Set forth are the daily high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2006:
High	$25.55	$21.88	$24.75	$24.75
Low	19.29	19.13	19.64	17.82
FISCAL 2005:
High	$23.35	$22.45	$21.93	$22.49
Low	17.80	17.28	17.30	18.26

The current quoted price of the stock is listed daily in The Wall Street Journal in the Nasdaq Issues section. As of September 6, 2006, there were 1,018 shareholders of record.

Dividend Policy

During 2006, we declared semi-annual cash dividends of eighteen cents per share and nineteen cents per share. During 2005, we declared two semi-annual cash dividends of eighteen cents per share.

Equity Compensation Plan Information

As of June 30, 2006, we have two outstanding stock option plans which were approved by our shareholders in November 2001. Additional information relating to our stock option plans appears in Note 8 to our consolidated financial statements included herein.

The following table details information regarding our equity compensation plans as of June 30, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	944,902	$18.98	682,454
Equity compensation plans not approved by security holders	-0-	-0-	-0-
	944,902	$18.98	682,454

Treasury Stock

We did not repurchase any of our common shares during the fourth quarter of fiscal 2006.

Item 6.                        Selected Financial Data

	For the years ended June 30,
	2006		2005	2004		2003	2002
	Dollar amounts in thousands, except share data
Operating Results:
Net sales	$161,134		$146,353	$150,290		$114,310	$89,694
Gross profit	48,039		46,489	47,303		46,240	35,932
Selling and administrative expenses	37,681		40,057	36,700		28,730	23,975
Research and development expenses	5,958		5,391	3,605		2,356	2,468
Operating profit (loss)	(10,928	)(1)	2,167	(25,602	)(2)	15,154	9,489
Other income (expense)	(4,646)		(3,264)	(2,326)		(802)	(276)
Earnings (loss) from continuing operations	(10,102	)(3)	(650)	(17,027	)(4)	9,472	5,897
Net earnings (loss)	(10,102	)(3)	(650)	(17,027	)(4)	9,472	6,824
Cash dividends per common share	.37		.36	.34		.33	.32
Per Share Data:
Basic EPS:
Earnings (loss) from continuing operations	$(1.14	)(5)	$(0.07)	$(1.99	)(6)	$1.21	$.77
Net earnings (loss)	$(1.14	)(5)	$(0.07)	$(1.99	)(6)	$1.21	$.89
Weighted average common
shares outstanding	8,850,884		8,800,421	8,567,741		7,847,169	7,682,706
Diluted EPS:
Earnings (loss) from continuing operations	$(1.14	)(5)	$(0.07)	$(1.99	)(6)	$1.17	$.73
Net earnings (loss)	$(1.14	)(5)	$(0.07)	$(1.99	)(6)	$1.17	$.84
Weighted average common and common equivalent shares outstanding	8,850,884		8,800,421	8,567,741		8,062,397	8,121,621
Financial Position:
Total assets	$125,203		$136,790	$139,882		$150,825	$100,044
Working capital	43,781		42,933	39,973		36,089	30,923
Property, plant and equipment, net	19,535		25,008	27,512		26,237	21,959
Long-term debt, net of current portion	51,122		49,587	47,014		39,789	24,772
Shareholders’ equity	48,946		61,846	63,907		75,555	59,226
Book value per common share	5.50		6.96	7.30		9.10	7.62

(1)   Includes non-cash asset impairment charges of $13,374.

(2)   Includes non-cash asset impairment charges of $32,600.

(3)   Includes non-cash asset impairment charges of $8,723, net of income tax benefits.

(4)   Includes non-cash asset impairment charges of $21,266, net of income tax benefits, and an income tax benefit of $1,249 related to the favorable settlement of a tax audit.

(5)   Includes non-cash asset impairment charges of $0.98 per diluted share.

(6)   Includes non-cash asset impairment charges of $2.48 per diluted share and $0.14 per diluted share related to the favorable settlement of a tax audit.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Quixote Corporation (the Company, we, our or us) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets.  Our operations are comprised of three reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. During the third quarter of fiscal 2006 we expanded the number of reportable segments from two to three segments. Our three reportable segments are: the manufacture and sale of highway and transportation safety products which Protect and Direct, the manufacture and sale of products and services which Inform, and the manufacture and sale of products which are used for Intersection Control.  The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems.  The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems; computerized highway advisory radio transmitting systems; and other transportation equipment. The Intersection Control segment provides solutions for controlling intersections, including intelligent intersection traffic control systems, pedestrian signals, video detection equipment and other transportation equipment.

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

RESULTS OF OPERATIONS

Summary

Our financial results for fiscal 2006 were below our expectations. We began to see improved growth prospects after the new federal highway spending bill (SAFETEA-LU) was signed in August 2005 in two of our three segments. The last six-year federal bill expired on September 30, 2003 and was extended eleven times over almost two years. However, the performance of our Intersection Control segment continued to be substandard.

During fiscal 2006, sales increased over last year and we are seeing increased order activity in most areas of our business. We believe the increase in sales and order activity reflects the early signs of improvements in our industry now that a highway bill is in place. We were encouraged to see sales growth of 14% in our Inform segment and 10% in our Protect and Direct segment, as well as increased profitability, during the fiscal year. Although sales for the Intersection Control segment, which is comprised of the operations of Peek Traffic Corporation (Peek Traffic) and U.S. Traffic Corporation (UST), increased from the prior year, operating results in that segment continued to be substandard and in April 2006, we approved a plan to restructure that business. In accordance with the restructuring plan, we are in the process of discontinuing certain low-margin and non-core product lines. As part of the restructuring plan, we sold the portable variable message sign, illuminated street lighting and tunnel lighting product lines in June 2006. We are in the process of closing two facilities, moving the remaining intersection control products to our Palmetto, Florida and Bedford, Pennsylvania facilities and also outsourcing non-core manufacturing activities. In addition, as a result of the continued poor performance of this segment, we recorded non-cash asset impairment charges of $13,374,000.  See Notes 6 and 17 to the Consolidated Financial Statements and FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	For the Years Ended June 30
	2006		2005	2004
	(Dollar amounts in thousands, except per share data)
Revenues by Segment:
Protect and Direct	$80,806		$73,575	$73,282
Inform	24,134		21,163	21,188
Intersection Control	56,194		51,615	55,820
	$161,134		$146,353	$150,290

Geographic Revenues:
Domestic	$139,313		$127,242	$136,041
International	21,821		19,111	14,249
	$161,134		$146,353	$150,290

Operating Income (Loss) by Segment:
Protect and Direct	$15,539		$14,859	$15,904
Inform	3,403		1,151	(7,926	)(1)
Intersection Control	(22,360	)(2)	(5,723)	(25,687	)(3)
Unallocated Corporate	(7,510)		(8,120)	(7,893)
	$(10,928)		$2,167	$(25,602)

Gross profit percentage	29.8%		31.8%	31.5%

Selling and administrative expenses as a percentage of sales	23.4%		27.4%	24.4%

Diluted loss per share	$(1.14)		$(0.07)	$(1.99)

(1)          Includes $9,865 in non-cash asset impairment charges.

(2)          Includes $13,374 in non-cash asset impairment charges.

(3)          Includes $22,735 in non-cash asset impairment charges.

Revenues

Our net sales for fiscal 2006 increased 10% to $161,134,000 from $146,353,000 for 2005 due to sales increases across all operating segments as described below. Our net sales for fiscal 2005 decreased 3% to $146,353,000 from $150,290,000 for 2004 primarily due to lower sales in our Intersection Control segment as further described below.

Geographic—International sales for fiscal 2006 increased by $2,710,000, or 14%, to $21,821,000 compared to $19,111,000 for fiscal 2005, primarily due to increases in the Intersection Control segment, where international sales increased $2,402,000, or 96%, to $4,907,000. The increase in international sales in the Intersection Control segment was primarily due to increased sales of traffic signals in Latin America and also to increased sales in Europe and Canada. International sales for the Inform segment increased 8% to $1,809,000. International sales for the Protect and Direct segment increased only slightly after the 30% increase achieved in the prior year.  Domestic sales for fiscal 2006 increased 9% to $139,313,000 from $127,242,000 due to sales increases in all operating segments and particularly in the Protect and Direct segment.

International sales for fiscal 2005 increased $4,862,000, or 34%, to $19,111,000 compared to $14,249,000 for fiscal 2004, primarily due to increases in the Protect and Direct segment, where international sales increased 30% to $14,929,000. The increase in international sales in the Protect and Direct segment was due to both sales increases in established markets and to sales to customers in countries which had not previously purchased those products from the Protect and Direct segment. International sales in the Inform segment increased 17% to $1,677,000. International sales in the Intersection Control segment increased 94% to $2,505,000, in part due to the acquisition of Peek Traffic in fiscal 2004. Domestic sales for fiscal 2005 decreased 6% to $127,242,000 from $136,041,000 due primarily to decreased sales of products within the Intersection Control segment further described below.

Protect and Direct—Net sales for the Protect and Direct segment for fiscal 2006 increased 10% to $80,806,000 from $73,575,000 for fiscal 2005 due to increases across most major product lines and particularly truck-mounted attenuators (TMA’s), delineators and permanent crash cushions, which were offset somewhat by lower sales of parts. The sales increases were attributable to increased spending on workzone and other highway safety projects since the enactment of the federal highway bill. In addition, we saw increased spending on new products such as the Quest® crash cushion and the Safestop® trailer TMA.

Net sales for the Protect and Direct segment for fiscal 2005 increased slightly to $73,575,000 from $73,282,000 for fiscal 2004 due to strong international sales growth, as mentioned above. Domestic sales decreased by 5%. We believe that the decrease in domestic sales volume was due to state budgetary constraints and transportation funding uncertainties caused by the continued delay in the passage of the new federal highway funding bill.  Increased sales of permanent crash cushions and Triton barrier products were largely offset by decreased sales of truck mounted attenuators, sand-filled barrels, delineator products and parts. Sales of permanent crash cushions increased slightly and sales of parts and TMA products decreased slightly.

Inform—Net sales for the Inform segment for fiscal 2006 increased 14% to $24,134,000 from $21,163,000 for fiscal 2005 due to increased sales of highway advisory products which achieved record sales for the year. In addition, sales of  weather sensing systems increased during fiscal 2006. We believe products within the Inform segment also benefited from the passage of the federal highway bill as spending on these products is more discretionary.

Net sales for the Inform segment for fiscal 2005 decreased to $21,163,000 from $21,188,000 for fiscal 2004. The decrease in sales was primarily due to lower sales volume of highway advisory radio products, which were largely offset by increased sales volume of weather and traffic sensing products.

Intersection Control—Net sales for the Company’s Intersection Control segment for fiscal 2006 increased 9% to $56,194,000 from $51,615,000 for fiscal 2005 due in part to the strong international sales growth mentioned above. This sales growth was less than expected and along with the continued operating underperformance, we approved a restructuring plan for this segment as further described in Note 17 to the consolidated financial statements.

Net sales for the Intersection Control segment for fiscal 2005 decreased 8% to $51,615,000 from $55,820,000 for fiscal 2004. The decrease was primarily due to lower sales which continued to be affected by ongoing state and municipal budgetary issues, and which resulted in depressed order flows and sales levels significantly lower than planned. The acquisition of Peek Traffic, effective December 2003, contributed net sales of $12,101,000 from the period July 1, 2004 to November 30, 2004 not comparable to fiscal 2004.

Gross Profit Margin

The Company’s gross profit margin for fiscal 2006 was 29.8% compared to 31.8% for fiscal 2005. The gross margin in the Protect and Direct segment decreased due to increased raw material costs, higher freight costs and unfavorable product mix. The gross margin for the Inform segment increased due to volume efficiencies related to the higher level of sales. The gross margin in the Intersection Control segment decreased due to unfavorable product mix and plant inefficiencies associated with the restructuring activities.

Our gross profit margin for fiscal 2005 was 31.8% compared to 31.5% for fiscal 2004 as higher gross margins for the Inform segment and Intersection Control segment were largely offset by lower gross profit margins in the  Protect and Direct segment due to increased raw material costs, particularly steel costs which were not entirely passed along to customers. The gross margin for the Inform and Intersection Control segments increased modestly due to favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2006 decreased $2,376,000, or 6%, to $37,681,000 from $40,057,000 for fiscal 2005. Selling and administrative expenses in the Protect and Direct segment decreased due to the elimination of costs incurred by our former captive manufacturer which was sold last year, and due to lower marketing expenses. Selling and administrative expenses in the Intersection Control segment decreased primarily due to the realization of cost reduction efforts over the past year. Selling and administrative costs for the Inform segment increased partially due to variable expenses related to the increased level of their sales. Selling and administrative expenses for fiscal 2006 include $1,027,000 in expense related to the adoption in fiscal 2006 of FAS 123R requiring the expensing of stock options as further discussed in Note 8. Selling and administrative expenses decreased as a percentage of sales to 23.4% for fiscal 2006 compared to 27.4% for 2005 primarily due to the increase in sales and the realization of cost reduction efforts.

Selling and administrative expenses for fiscal 2005 increased $3,357,000, or 9%, to $40,057,000 from $36,700,000 for fiscal 2005. Expenses increased due to the inclusion of Peek Traffic expenses of $2,366,000 for the period from July 1, 2004 to November 30, 2004 not comparable to fiscal 2004. Expenses relating to Sarbanes-Oxley compliance and employee related expenses also increased. Selling and administrative expenses increased significantly in the Intersection Control segment due to the inclusion of Peek Traffic.

Selling and administrative expenses in the Inform segment also increased, primarily due to increased variable costs related to the higher sales level of weather sensing products. Selling and administrative expenses increased only slightly in the Protect and Direct segment.  Selling and administrative expenses increased as a percentage of sales to 27.4% for fiscal 2005 compared to 24.4% for 2004 primarily due to the decline in sales and the Company’s primarily fixed cost structure.

Research and Development

Research and development expenditures were $5,958,000 for fiscal 2006 compared to $5,391,000 for fiscal 2005. Expenditures increased across all operating segments as we work on the development of innovative new products to address safety needs both here and abroad.

Research and development expenditures were $5,391,000 for fiscal 2005 compared to $3,605,000 for fiscal 2004. The increase of $1,786,000 was due primarily to increased expenditures by the Intersection Control segment to enhance and upgrade their product suite. Expenditures in the Inform and Protect and Direct segments also increased as they develop new products and application extensions to existing products.

Gain on Sale of Assets

We recorded a gain of $846,000 in fiscal 2006 in the Inform segment due to the sale of the weather forecasting product line in our Inform segment. We received proceeds of $1,566,000 from the sale, which occurred during the fourth quarter.

We recorded a gain of $566,000 in fiscal 2005 due to the sale of certain machinery and equipment of a captive manufacturer of the Protect and Direct segment and received proceeds of $650,000. We also received proceeds of $992,000 from the sale of land and recorded a gain on that sale of $560,000 for the Protect and Direct segment in the second quarter of fiscal 2005 which was reclassified from other income during the fourth quarter of fiscal 2005.

Gain on Legal Settlements

As further discussed in Note 18 to the consolidated financial statements, we recorded a gain of $2,975,000 in fiscal 2006 in the Intersection Control segment due to the settlement of legal claims with the sellers of U.S. Traffic (UST) and Peek Traffic Corporation (Peek Traffic).

Restructuring costs

As further discussed in FUTURE OUTLOOK and in Note 17 to the Consolidated Financial Statements, we recorded $5,775,000 in restructuring costs in the Intersection Control segment. Included in the restructuring costs are proceeds of $1,500,000 related to the sale of the portable variable message sign and illuminated street lighting product lines and related costs resulting in a loss of $3,449,000. The sale proceeds more than offset all the cash costs of restructuring through June 30.

Asset Impairment Charges

In fiscal year 2006, results at our Intersection Control segment continued to be substandard and we adopted a restructuring plan in April 2006 as further discussed in Note 17. As part of the restructuring plan, we sold the portable variable message sign, illuminated street lighting and tunnel lighting product lines and we discontinued other low-margin and non-core product lines. As a result of the continued poor performance and the Company’s impairment review in the fourth quarter of fiscal 2006, we determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. As further discussed below and in Note 6, we recorded asset impairment charges in the Intersection Control segment of $13,374,000, or $8,723,000, net of income tax benefits, or $0.98 per diluted share. The charges included $10,225,000 for goodwill and $3,149,000 for fixed assets.

Our fiscal 2005 annual impairment review did not result in any impairment charges. In fiscal 2004, the prolonged delay in the passage of new federal transportation funding legislation as well as ongoing state and municipal budget issues had a significant negative impact on our Company as a whole. In addition, UST operating results were much lower than expected. As a result of these factors and our impairment review in the fourth quarter of fiscal 2004, we determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future cash flows to be generated by those assets, which were lower than previously projected. We recorded asset impairment charges for fiscal 2004 of $32,600,000, or $21,266,000 net of income tax benefits, or $2.48 per diluted share. The charges within the Inform segment included $7,646,000 relating to goodwill and $2,219,000 for intangible assets.  The charges within the Intersection Control segment included $18,363,000 relating to goodwill, $1,963,000 for intangible assets and $2,409,000 for fixed assets.

Operating Profit (Loss)

The operating loss of $10,928,000 for fiscal 2006 compared to operating profit of $2,167,000 for fiscal 2005. The change was primarily due to asset impairment and restructuring costs incurred in fiscal 2006, which were only partially offset by improved gross profit margins and lower selling and administrative costs as discussed above and the gains on legal settlements and sale of assets. The fiscal 2006 operating loss includes asset impairment charges of $13,374,000, restructuring costs of $5,775,000, gains on legal settlements of $2,975,000 and a gain on the sale of assets of $846,000. Operating profit for the Protect and Direct segment increased $680,000 to $15,539,000 for fiscal 2006 from $14,859,000 for fiscal 2005 which included $1,126,000 in gain on sale of assets, primarily due to lower selling and administrative costs as discussed above. Operating profit for the Inform segment increased $2,252,000 to $3,403,000 for fiscal 2006, including $864,000 in a gain on sale of assets, from $1,151,000 for fiscal 2005 primarily due to the higher sales and volume efficiencies related to the higher level of sales. The operating loss for the Intersection Control segment was $22,360,000, including asset impairment charges of $13,374,000, restructuring costs of $5,775,000 and a gain on legal settlements of $2,975,000, compared to an operating loss for fiscal 2005 of $5,723,000.

Operating profit of $2,167,000 for fiscal 2005 compared to an operating loss of $25,602,000 for fiscal 2004. The change was primarily due to the asset impairment charges of $32,600,000 included in the fiscal 2004 operating loss.  Operating profit for the Protect and Direct segment decreased $1,045,000 to $14,859,000 for fiscal 2005 from $15,904,000 for fiscal 2004 primarily due to lower gross margins caused by increased material costs. Operating profit for the Protect and Direct segment for fiscal 2005 included $1,126,000 in gain on sale of assets.   Operating profit for the Inform segment increased $9,077,000 to $1,151,000 for fiscal 2005 from the operating loss of $7,926,000 for fiscal 2004 primarily due to the asset impairment charges of $9,865,000 recorded in fiscal 2004.   The operating loss for the Intersection Control segment was $5,723,000 compared to an operating loss for fiscal 2004 of $25,687,000 which included the asset impairment charges of $22,735,000.

Interest Expense

Interest expense for fiscal 2006 increased $1,410,000 to $4,708,000 from $3,298,000 in fiscal 2005. The increase was due primarily to higher interest rates and also to the higher level of average long-term debt outstanding during fiscal 2006. The interest rate on the Company’s credit agreement is based on prime or LIBOR and a fixed rate, plus a margin. The weighted average interest rate was 7.7% as of June 30, 2006 compared to a weighted average rate of 5.5% as of June 30, 2005. The interest rate on the Company’s convertible debt issued during fiscal 2005 is 7%. The Company expects the average interest rate during fiscal 2007 on all debt to be approximately 7%.

Interest expense for fiscal 2005 increased $1,154,000 to $3,298,000 from $2,144,000 in fiscal 2004. The increase was due primarily to higher interest rates, and also to the higher level of average long-term debt outstanding during fiscal 2005. The interest rate on our credit agreement was based on prime or LIBOR and a fixed rate, plus a margin. The weighted average rate was 5.5% as of June 30, 2005 compared to a weighted average rate of 3.7% as of June 30, 2004. The interest rate on our convertible debt issued during fiscal 2005 was 7%.

Provision for Income Taxes

The income tax benefit for fiscal 2006 was $5,472,000, reflecting a 35% effective tax rate. Included in the income tax benefit for fiscal 2006 was $4,651,000 relating to the asset impairment charges. We expect to provide for income taxes at a rate of 38% for fiscal 2007. However, this rate may be negatively impacted based on management’s ongoing evaluation as to whether it is more likely than not that some or all of the deferred tax assets recorded are realizable.

The income tax benefit for fiscal 2005 was $447,000, reflecting a 41% effective tax rate. The income tax benefit for fiscal 2004 was $10,901,000, which included $11,334,000 relating to the asset impairment charges recorded in the fourth quarter and a $1,249,000 income tax benefit related to the favorable settlement of a tax audit recorded during the third quarter.

Net Earnings (Loss)

The net loss for fiscal 2006 was $10,102,000, or $1.14 per diluted share, compared to a net loss of $650,000, or $0.07 per diluted share, for 2005. Included in the net loss for fiscal 2006 were the asset impairment charges of $8,723,000, net of taxes, or $0.98 per diluted share. Also included in the net loss for fiscal 2006 was $812,000 in stock option expense, or $0.09 per diluted share.

The net loss for fiscal 2005 was $650,000, or $0.07 per diluted share, compared to a net loss of $17,027,000, or $1.99 per diluted share, for 2004. Included in the net loss for fiscal 2004 were the asset impairment charges of $21,266,000, net of taxes, or $2.48 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. The Company had cash and cash equivalents of $869,000 as of June 30, 2006 and access to additional funds of approximately $20 million in bank lines of credit. Our outstanding borrowings were $51,587,000, or 51.3% of total capitalization, as of June 30, 2006, of which $6,000,000 was outstanding on our bank credit facility. This compares to $50,014,000, or 44.7% of total capitalization, as of June 30, 2005.

During February 2005, we sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. The net proceeds were used to pay off our bank term loan and reduce the amount of its revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of our stock on the close of the transaction. If fully converted, the notes would convert into approximately 1,544,000 shares of our common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share. The notes are fully redeemable by the Company at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest. The investors may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020.

We entered into a new secured credit agreement during April 2005 with one bank which currently expires on February 1, 2008. We believe that this collateralized credit agreement is an important source of liquidity. The credit agreement provides for a $30 million revolving credit facility, with a $10 million subfacility for letters of credit issued by the bank or its affiliates. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, the Company is also required to maintain a maximum senior leverage ratio. We are in compliance with these covenants and expect to remain in compliance through fiscal 2007. Under certain conditions, we may request a release of all security interests at which time we would no longer be subject to a borrowing base formula, but would be subject to several financial covenants. The agreement may be renewed for one additional year on each anniversary date upon mutual consent of the Company and the bank.

Cash Flows

Cash flows provided by operations were $4,504,000 during fiscal 2006. This compares with $3,398,000 in fiscal 2005 and $8,676,000 in fiscal 2004. In each of the past three years, cash flow from operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization and asset impairment charges. The increase in cash generated from operating activities in fiscal 2006 is primarily due to the increase in earnings before non-cash expenses.

Investing activities used cash of $308,000 during fiscal 2006, compared to $910,000 in fiscal 2005 and $15,943,000 in fiscal 2004. Expenditures during fiscal 2006 included $3,048,000 for capital expenditures, which were more than offset by proceeds received from the sale of assets.

Financing activities used cash of $3,483,000 during fiscal 2006, compared to cash used of $4,709,000 during fiscal 2005 and cash provided of $5,910,000 in fiscal 2004. During fiscal 2006, we borrowed a net $2,000,000 on our outstanding revolving credit facility and paid $427,000 on other notes payable. We received cash of $1,031,000 from the exercise of common stock options. The payment of our semi-annual cash dividend used cash of $3,185,000. As further discussed in Note 18 to the consolidated financial statements, we paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic for the treasury.

For 2007, we anticipate needing approximately $3,000,000 in cash for capital expenditures. The Company may also need additional cash as it considers acquiring businesses that complement its existing operations. The Company may require additional investments in working capital to maintain growth. The Company may also need additional funds to repurchase its own common stock from time to time. These expenditures will be financed either through the Company’s cash on-hand, cash generated from its operations or from borrowings available under the Company’s bank credit facility. We currently expect cash generated from operations to be higher in fiscal year 2007 compared to fiscal 2006. However, due to uncertainties in the restructuring of the Intersection Control segment, as discussed in Note 17 to the consolidated financial statements, and the seasonality of our business, there can be no assurance that this will occur, or to what extent this will occur. We believe that our existing cash, cash generated from operations and funds available under its existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2006:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt (1)	$51,587	$465	$5,122	$40,000	$6,000
Estimated interest payments (2)	14,140	3,558	6,752	3,370	460
Operating leases, net	12,952	3,466	4,390	1,242	3,854
Minimum royalty payments	2,266	816	850	600	—
Retirement award program (3)	759	81	125	83	470
Purchase obligations (4)	11,260	11,260
Total	$92,964	$19,646	$17,239	$45,295	$10,784

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

(3)   Retirement award is a fixed number of Quixote Corporation shares for each of the participants each year for which the income tax obligation is paid in cash.

(4)   Purchase obligations include orders with suppliers in the normal course of business on a short-term basis.

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of June 30, 2006 was $3,028,000. We also have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit as of June 30, 2006 was $1,144,000.

FUTURE OUTLOOK

We believe that prospects for increased spending for our products in fiscal 2007 will improve given the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005. State and local governments increased spending on transportation safety in fiscal year 2006 as both national and local economies improved and we expect this trend to continue into fiscal 2007. We are seeing increased order activity in most areas of our business. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will continue to increase.

As further discussed in Note 17 to the consolidated financial statements, the continued underperformance of the Intersection Control segment resulted in our decision to rationalize that business and divest certain non-core product lines. A restructuring plan was approved by our Board on April 25, 2006 to reduce costs through the reduction of overhead by closing two facilities and by the reduction of headcount. As part of the restructuring plan, we sold the portable sign and the lighting product lines in June, 2006. We intend to discontinue the fixed overhead sign portion of that business. Within the remaining Intersection Control business, we will outsource non-core manufacturing, but continue to assemble and test products. In connection with the restructuring plan, we expect to record total cash and non-cash charges of approximately $14 million. Most of the substantial restructuring charges are expected to be incurred before the end of our fiscal 2007 second quarter. We expect the plan will result in profitability for the Intersection Control business beginning in the third quarter of fiscal 2007 with annualized operating cost savings of approximately $5 to $6 million. However, there can be no assurance that we will achieve that level of savings. After the sale and discontinuation of product lines, annualized revenues for the Intersection Control segment are estimated to be approximately $38 million from $56 million for fiscal 2006. For fiscal 2007, we estimate depreciation and amortization expense to be approximately $5.2 million.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. In addition, we have acquired complementary businesses over the past several years and, as part of our strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines within our Inform and Intersection Control segments are lower than our historical gross profit margin as we experience rigorous competition in selling certain product lines because they are generally sold through a bidding process, These trends are adversely affecting our gross profit margin and we do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets, health care liabilities and determining stock-based compensation expense. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2006 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management except for the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”. In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by the Company are the most important to the presentation of our financial statements:

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

Amortized long-lived assets (including amortized intangible assets and property, plant and equipment) held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to future undiscounted cash flows of underlying asset groups. The net carrying value of assets not recoverable is reduced to fair value. Fair values of amortized long-lived assets are determined based upon the performance of a fair value appraisal. Patents and other finite-lived intangible assets are amortized on a straight-line or systematic method over the life of the patent or intangible asset.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined using present value techniques.

As discussed further in Note 6 to our June 30, 2006 consolidated financial statements, as a result of our annual impairment review during fiscal 2006, we recorded non-cash asset impairment charges of $13,374,000 relating to goodwill and amortized long-lived assets of the Intersection Control segment. Our annual impairment review resulted in no impairment charges for fiscal year 2005. As a result of our annual impairment review during fiscal 2004, we recorded non-cash asset impairment charges of $32,600,000 relating to goodwill, other indefinite-lived intangible assets and amortized long-lived assets of the Intersection Control and Inform segments. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

Restructuring Charges: We account for restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Generally, costs associated with the exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

Income Taxes: We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. We expect the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

Stock-based Compensation: In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2006 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock option plans are more fully described in Note 8.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our 2008 fiscal year. We are evaluating the impact that this statement will have on our results of operations and financial position.

FORWARD LOOKING STATEMENTS

Various statements made within the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute “forward-looking statements” for purposes of the SEC’s “safe harbor” provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Except for historical information, any statement that addresses expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures, financial results or changes in governmental legislation, policies and conditions, is a forward-looking statement.

Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; the successful completion, integration and rationalization of acquisitions; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of our products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of our governmental markets; competitive and pricing pressures; increasing raw material costs; excess manufacturing capacity; weather conditions and natural disasters; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; and general economic conditions.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates on our revolving credit agreement. The exposure to interest rate fluctuations was significantly reduced in the third quarter of fiscal 2005 when we issued convertible debt and used the proceeds to pay down the debt issued pursuant to the revolving credit agreement. Due to the lower exposure to rate fluctuations, the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk has been discontinued. As described in Note 7 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2006 and 2005 was $51,122,000 and $49,587,000, respectively. A hypothetical 1% increase in interest rates would have adversely affected our 2006 and 2005 net earnings and cash flows by approximately $117,000 and $273,000, respectively.

The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. Although we continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes, we did not hold such derivatives during 2006 or 2005. Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. However, there were no significant transaction gains or losses during 2006, 2005 or 2004 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

We have audited the accompanying consolidated balance sheets of Quixote Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. We have also audited the accompanying Schedule II—Valuation and Qualifying Accounts and Reserves as of June 30, 2006 and 2005. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Quixote Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements the Company has adopted the provisions of SFAS No. 123(R) “Share-Based Payment” as of July 1, 2005 using the modified prospective method.

We have also audited the adjustments to the 2004 information included in Note 16—Industry Segment Information. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2004 financial statements of the Company other than with respect to the segment information and accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quixote Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/GRANT THORNTON LLP

Chicago, Illinois
September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quixote Corporation:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended June 30, 2004, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 16, present fairly, in all material respects, the results of operations and cash flows of Quixote Corporation and its subsidiaries for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America (the 2004 consolidated financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended June 30, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
September 13, 2004

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
	2006	2005	2004
	Dollar amounts in thousands, except share data
Net sales	$161,134	$146,353	$150,290
Cost of sales	113,095	99,864	102,987
Gross profit	48,039	46,489	47,303
Operating (income) expenses:
Selling and administrative	37,681	40,057	36,700
Research and development	5,958	5,391	3,605
Gain on sale of assets	(846)	(1,126)
Gain on legal settlements	(2,975)
Restructuring costs	5,775
Asset impairment charge	13,374		32,600
	58,967	44,322	72,905
Operating profit (loss)	(10,928)	2,167	(25,602)
Other income (expense):
Interest income	62	34	30
Interest expense	(4,708)	(3,298)	(2,144)
Other			(212)
	(4,646)	(3,264)	(2,326)
Loss before benefit for income taxes.	(15,574)	(1,097)	(27,928)
Income tax benefit	(5,472)	(447)	(10,901)
Net loss	$(10,102)	$(650)	$(17,027)
Basic loss per share:
Net loss	$(1.14)	$(0.07)	$(1.99)
Weighted average common shares outstanding	8,850,884	8,800,421	8,567,741
Diluted loss per share:
Net loss	$(1.14)	$(0.07)	$(1.99)
Weighted average common and common equivalent shares outstanding	8,850,884	8,800,421	8,567,741

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2006	2005
	Dollar amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$869	$156
Accounts receivable, net of allowance for doubtful accounts of $1,816 in 2006 and $1,581 in 2005	36,481	32,745
Refundable income taxes	238
Inventories, net	25,465	27,411
Deferred income taxes	3,824	5,765
Other current assets	952	1,160
Total current assets	67,829	67,237
Property, plant and equipment at cost:
Land	1,088	1,054
Buildings and improvements	15,811	15,710
Machinery and equipment	17,385	20,058
Furniture and fixtures	2,150	2,019
Computer equipment and software	8,346	7,892
Leasehold improvements	1,638	1,624
Construction in progress	296	629
	46,714	48,986
Less: accumulated depreciation	(27,179)	(23,978)
	19,535	25,008
Goodwill	17,385	29,313
Intangible assets, net	6,467	7,340
Deferred income taxes	11,844	5,083
Other assets	2,143	2,809
	$125,203	$136,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$465	$427
Accounts payable	13,234	11,061
Dividends payable	1,688	1,595
Accrued expenses:
Payroll and commissions	3,507	3,164
Warranty	927	2,510
Accrued insurance	1,431	1,558
Accrued interest	1,108	1,054
Other	1,688	2,935
Total current liabilities	24,048	24,304
Long-term debt, net of current portion	51,122	49,587
Other long-term liabilities	1,087	1,053
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 15,000,000 shares; issued 10,904,678 shares—2006 and issued 10,799,784 shares—2005	182	180
Capital in excess of par value of stock	62,434	59,382
Retained earnings	10,226	23,605
Accumulated comprehensive income	227	345
Treasury stock, at cost, 2,008,636 shares—2006 and 1,915,353 shares—2005	(24,123)	(21,666)
Total shareholders’ equity	48,946	61,846
	$125,203	$136,790

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the three years ended June 30, 2006
			Capital in	Accumulated				Compre-
			Excess of	Compre-				hensive
	Common Stock		Par Value	hensive	Retained	Treasury Stock		Income
	Shares	Dollars	of Stock	Income(Loss)	Earnings	Shares	Dollars	(Loss)
	Dollar amounts in thousands, except share data
BALANCES, JULY 1, 2003	10,437,436	$174	$52,173	$(44)	$47,368	2,131,963	$(24,116)
Exercise of options, net of tax	243,210	4	2,578
Net loss - 2004					(17,027)			$(17,027)
Other comprehensive income				658				658
Issuance of shares for acquisition of Peek Traffic			2,386			(180,723)	2,044
Declaration of semi-annual cash dividends ($0.17 per share)					(2,911)
Issuance of shares pursuant to the stock retirement plan	10,794		227
Issuance of restricted stock	16,000		393
BALANCES, JUNE 30, 2004	10,707,440	$178	$57,757	$614	$27,430	1,951,240	$(22,072)	$(16,369)
Exercise of options, net of tax	81,550	2	1,117
Net loss - 2005					(650)			$(650)
Other comprehensive income				(292)				(292)
Reclassification to earnings				23
Declaration of semi-annual cash dividends ($0.18 per share)					(3,175)
Issuance of shares for 401K plan			298			(35,887)	406
Issuance of shares pursuant to the stock retirement plan	10,794		210
BALANCES, JUNE 30, 2005	10,799,784	$180	$59,382	$345	$23,605	1,915,353	$(21,666)	$(942)
Exercise of options, net of tax	94,100	2	1,234
Net loss - 2006					(10,102)			$(10,102)
Other comprehensive income				(118)				(118)
Declaration of semi-annual cash dividends ($0.18 and $0.19 per share)					(3,277)
Issuance of shares for 401K plan			575			(57,320)	648
FAS 123R stock compensation expense			1,027
Shares for settlement of legal issue						150,603	(3,105)
Issuance of shares pursuant to the stock retirement plan	10,794		216
BALANCES, JUNE 30, 2006	10,904,678	$182	$62,434	$227	$10,226	2,008,636	$(24,123)	$(10,220)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
	2006	2005	2004
	Dollar amounts in thousands
OPERATING ACTIVITIES:
Net earnings (loss)	$(10,102)	$(650)	$(17,027)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Asset impairment charges	13,374		32,600
Depreciation	4,701	4,587	4,763
Amortization	1,736	1,224	1,757
(Gain) loss on disposition of assets	2,603	(1,126)	212
Non-cash restructuring charges	864
Deferred income taxes	(5,880)	2,253	(9,380)
Provisions for losses on accounts receivable	235	647	686
Issuance of stock retirement plan shares	216	210	227
Income tax benefit from employee stock options		160	431
Issuance of stock to 401K plan	1,223	704
FAS 123R stock compensation expense	1,027
Issuance of restricted stock			393
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,972)	218	4,956
Inventories	(1,869)	(2,109)	726
Other assets	221	(614)	267
Accounts payable and accrued expenses	(729)	(929)	(6,907)
Income taxes payable/refundable	822	(950)	(4,676)
Other long-term liabilities	34	(227)	(352)
Net cash provided by operating activities	4,504	3,398	8,676
INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired			(11,263)
Capital expenditures	(3,048)	(3,805)	(4,638)
Proceeds from sale of assets	3,066	1,642
Proceeds from sale/leaseback of assets		1,206
Patent expenditures	(326)	(170)	(42)
Payments on notes receivable		217
Net cash used in investing activities	(308)	(910)	(15,943)
FINANCING ACTIVITIES:
Proceeds from convertible debt offering		40,000
Fees on convertible debt offering		(2,605)
Payments on notes payable	(427)	(393)	(910)
Payments on revolving credit agreement	(37,350)	(37,400)	(22,250)
Proceeds from revolving credit agreement	39,350	14,400	32,750
Payments on term loan		(17,000)	(3,000)
Proceeds from interest rate swap arrangement		394
Payment of semi-annual cash dividends	(3,185)	(3,066)	(2,827)
Proceeds from exercise of common stock options	1,031	961	2,147
Income tax benefit from employee stock options	203
Repurchase of common stock for treasury	(3,105)
Net cash (used in) provided by financing activities	(3,483)	(4,709)	5,910
Effect of exchange rate changes on cash		(12)	(7)
Net change in cash and cash equivalents	713	(2,233)	(1,364)
Cash and cash equivalents at beginning of year	156	2,389	3,753
Cash and cash equivalents at end of year	$869	$156	$2,389

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

Quixote Corporation and its subsidiaries (the Company, we, our or us) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, computerized highway advisory radio transmitting systems, intelligent intersection control devices, video detection systems and other highway and transportation safety products to protect, direct and inform motorists and highway workers.

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

CASH AND CASH EQUIVALENTS

Cash in excess of operating requirements is invested in income-producing investments generally having initial maturities of three months or less. These investments are stated at cost, which approximates market value. We consider these short-term instruments to be cash equivalents.

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

PROPERTY, PLANT AND EQUIPMENT

We capitalize expenditures for major renewals and improvements and charge current earnings with the cost of maintenance and repairs. Provisions for depreciation have been computed on a straight-line or systematic method based on the expected useful lives of the assets as indicated below:

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

COMPUTER SOFTWARE

We capitalize certain costs incurred in connection with developing or obtaining internal use computer software. During 2006 and 2005, approximately $1,653,000 and $419,000, respectively, of computer software was capitalized, primarily relating to new manufacturing, engineering and accounting systems.

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

Amortized long-lived assets (including amortized intangible assets and property, plant and equipment) held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to future undiscounted cash flows of underlying asset groups. The net carrying value of assets not recoverable is reduced to fair value. Fair values of amortized long-lived assets are determined based upon the performance of a fair value appraisal. Patents and other finite-lived intangible assets are amortized on a straight-line or systematic method over the life of the patent or intangible asset.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined using present value techniques.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. We expect the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short-term maturity of these instruments. The fair value of our long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to us for borrowings with similar terms and maturity.

DERIVATIVES

Until the issuance of fixed rate convertible debt in the third quarter of fiscal 2005, we managed our exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap was to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance our long-term borrowing costs and interest rate risk. During July 2003, we entered into a five-year interest rate swap agreement (the Agreement) to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. The terms of the Agreement matched the terms of the underlying debt. In addition, the Agreement was designated as, and was effective as, a cash-flow hedge of an outstanding debt obligation. Changes in fair value of the Agreement were reported as other comprehensive income and were recognized into earnings when the hedge transaction affected earnings. Our derivative instrument was liquidated during February 2005 and we received $394,000 in cash. The current market value of the interest rate swap arrangement as of the date of liquidation included in accumulated other comprehensive income is being amortized over the remaining life of the originally forecasted transaction.

GEOGRAPHIC CONCENTRATION

Our customers may consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. No single customer represents a significant portion of our total revenues. However, in fiscal 2006, 2005 and 2004, approximately 9%, 11% and 10%, respectively, of revenues were from customers in the state of Texas, and 11%, 9% and 14%, respectively, of revenues in fiscal 2006, 2005 and 2004, were from customers in the state of California.

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

SHIPPING AND HANDLING

Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by us are included in cost of sales.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs are expensed as incurred.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2006 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock option plans are more fully described in Note 8.

RESTRUCTURING CHARGES

We account for restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Generally, costs associated with the exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

EARNINGS PER SHARE

Basic earnings per share (EPS) are computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted EPS are computed assuming the exercise of all stock options that are profitable to the recipients and are dilutive to results of operations. Under this assumption, the weighted average number of shares is increased accordingly.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentations.

RECENT ACCOUNTING PRONOUCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our 2008 fiscal year. We are evaluating the impact that this statement will have on our results of operations and financial position.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISPOSITIONS

Effective June 30, 2006, we sold our weather forecasting product line within the Inform segment for a sale price of $1,851,000, including $1,566,000 in cash received during fiscal 2006 and $285,000 in future contingent payments. We sold contracts, intellectual property, allocated goodwill, software, equipment and inventory and recorded a net gain on the sale of $846,000 in operating income.

Effective June 22, 2006, as part of the restructuring of the Intersection Control segment, we sold our portable variable message sign, tunnel lighting and illuminated street sign product lines for cash of $1,500,000. As the result of the sale of inventory, equipment, intellectual property, contracts and orders, we recorded a loss of $3,449,000 included as part of restructuring costs in operating income.

Effective June 30, 2005, we sold certain machinery and equipment of a captive manufacturer of our Protect and Direct segment for approximately $650,000 in cash and recorded a gain on the sale of $566,000 in operating income. During fiscal 2005, we sold land and received proceeds of $992,000 and recorded a gain on the sale of $560,000 in operating income for our Protect and Direct segment.

Effective December 1, 2003, we acquired substantially all of the assets and assumed certain liabilities of the North American operations of Peek Traffic Corporation (Peek Traffic). We paid a purchase price of $15,693,000. The purchase price consisted of $11,263,000 in cash and 180,723 shares of our common stock, issued from Treasury Stock, valued at $4,430,000. The cash portion of the purchase price was obtained from our revolving credit facility. The excess of purchase price over the estimated fair value of the assets acquired approximated $7,611,000, of which approximately $6,528,000 is deductible for tax purposes. Peek Traffic is a designer, manufacturer and supplier of intelligent intersection control systems, red light enforcement systems and other transportation equipment. The results of Peek Traffic are included in the Intersection Control segment.

The following summary presents the estimated fair values of the assets acquired and liabilities of Peek Traffic assumed as of December 1, 2003, the effective date of acquisition:

(Dollar amounts in thousands)
Current assets	$5,977
Property, plant and equipment	2,902
Intangible assets	5,760
Goodwill	7,611
Total assets	22,250
Current liabilities	6,557
Net assets	$15,693

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISPOSITIONS (Continued)

The intangible assets acquired in connection with the acquisition of Peek Traffic were assigned as follows:

	Gross	Weighted-average
	Carrying Amount	Useful Life__
	(Dollar amounts in thousands)
Amortized intangible assets:
Customer relationships	$3,110	11 years
Trade names	1,700	10 years
Technology	840	15 years
Backlog	110	1 year
Total	$5,760	11 years

We anticipated that the Peek Traffic business would provide future operating synergies in the traffic control market, expand our customer base in the municipal and county markets and leverage our existing technologies within the Intersection Control segment, which also includes the legacy U.S. Traffic Corporation (UST) operations acquired in May 2003.

The following pro forma summary presents our consolidated results of operations for the year ended June 30, 2004 as if the Peek Traffic acquisition had occurred at the beginning of fiscal year 2004:

2004
(Dollar amounts in thousands, except per share data)
Net sales	$159,887
Net earnings (loss)	$(17,198)
Net earnings (loss) per diluted share	$(1.99)

The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future. During the fourth quarter of fiscal 2006, we recorded impairment charges relating to goodwill and other long-lived assets as discussed further in Note 6 to the Consolidated Financial Statements.

4.   INVENTORIES

Inventories consist of the following at June 30:

	2006	2005
	(Dollar amounts in thousands)
Finished goods	$8,467	$8,757
Work-in-process	6,642	4,666
Raw materials	10,356	13,988
	$25,465	$27,411

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of June 30:

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
	(Dollar amounts in thousands)
Amortized intangible assets:
Patents and licenses	$3,135	$1,758	$1,377	$2,990	$1,755	$1,235
Technology and installed base	2,491	1,097	1,394	2,491	899	1,592
Customer relationships	3,807	1,698	2,109	3,807	1,181	2,626
Trade names	2,250	663	1,587	2,250	363	1,887
Other	640	640	—	640	640	—
Total	$12,323	$5,856	$6,467	$12,178	$4,838	$7,340

During the fourth quarter of fiscal 2004, we recorded impairment charges relating to certain intangible assets including indefinite-lived trade names. The remaining carrying values of these trade names were redesignated as amortized intangible assets. The impairment charges are further described in Note 6 to the Consolidated Financial Statements.

Amortization expense was $1,196,000, $1,079,000 and $1,757,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The estimated amortization expense for the five fiscal years subsequent to 2006 is as follows: $1,151,000 in 2007, $1,086,000 in 2008, $875,000 in 2009, $762,000 in 2010 and $663,000 in 2011. Intangible assets are amortized over their useful lives, which is four to seventeen years for patents and licenses, five to fifteen years for technology and installed base, five to ten years for customer relationships, ten years for trade names and one to two years for other intangible assets.

The following table displays a rollforward of the carrying amount of goodwill from July 1, 2004 to June 30, 2006 by business segment:

	2006			2005
	Protect		Intersection	Protect		Intersection
	and Direct	Inform	Control	and Direct	Inform	Control
	Segment	Segment	Segment	Segment	Segment	Segment
	(Dollar amounts in thousands)
Beginning balance	$8,139	$9,777	$11,397	$8,139	$9,777	$11,587
Acquired		—
Adjustments						(190)
Sale of product lines		(531)	(1,172)
Impairment charges (Note 6)			(10,225)
Ending balance	$8,139	$9,246	$—	$8,139	$9,777	$11,397

During the fourth quarter of fiscal 2006, we recorded impairment charges relating to goodwill and other long-lived assets as discussed further in Note 6 to the Consolidated Financial Statements. In addition, during the fourth quarter of fiscal 2006, goodwill was reduced related to the sale of the weather forecasting product line discussed in Note 3 to the Consolidated Financial Statements and the sale of the portable variable message sign and lighting product lines as discussed in Note 17 to the Consolidated Financial Statements. An adjustment of $190,000 to decrease goodwill in the Intersection Control segment was recorded in fiscal 2005 in connection with the finalization of valuations of certain assets and liabilities of Peek Traffic.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   ASSET IMPAIRMENT CHARGES

In fiscal year 2006, results at our Intersection Control segment continued to be substandard and we adopted a restructuring plan in April 2006 as further discussed in Note 17 to the Consolidated Financial Statements. As part of the restructuring plan, we sold the portable variable message sign, illuminated street lighting and tunnel lighting product lines and we discontinued other low-margin and non-core product lines. As a result of the continued poor performance and the Company’s impairment review in the fourth quarter of fiscal 2006, we determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. We recorded asset impairment charges in the Intersection Control segment of $13,374,000, or $8,723,000 net of income tax benefits, or $0.98 per diluted share. The charges included $10,225,000 for goodwill and $3,149,000 for fixed assets.

In fiscal year 2005, our annual impairment review resulted in no impairment charges being recorded. During fiscal year 2004, the prolonged delay in the passage of new federal highway funding legislation as well as ongoing state and municipal budget issues had a significant negative impact on the Company as a whole. In addition, legacy UST operating results were much lower than expected, although we were pursuing the initial integration of UST and Peek Traffic in order to improve profitability. These factors and our impairment review in the fourth quarter of fiscal 2004 resulted in our determination that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. We recorded asset impairment charges of $32,600,000, or $21,266,000 net of income tax benefits, or $2.48 per diluted share. The charges included $18,363,000 for goodwill in the Intersection Control segment; $7,646,000 for goodwill in the Inform segment; $1,963,000 for intangible assets in the Intersection Control segment; $2,219,000 for intangible assets in the Inform segment and $2,409,000 for fixed assets in the Intersection Control segment. The intangible asset impairment charges included $1,449,000 for technology and installed base, $1,623,000 for customer relationships and $1,110,000 for trade names. In addition, the remaining carrying values of the trade names were redesignated as amortized intangible assets and are being amortized over ten years.

In performing our impairment assessments, we first assess our indefinite-lived intangibles; second, assess our amortized long-lived assets (including amortized intangible assets and property, plant and equipment); and third, assess our goodwill. Additionally, we re-assess the remaining useful lives of our amortized long-lived assets.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   LONG-TERM DEBT

Long-term debt consists of the following at June 30:

	2006	2005
	(Dollar amounts in thousands)
Convertible debt 7% interest rate due February 15, 2025.	$40,000	$40,000
Revolving credit note due February 1, 2008, interest at variable rates	6,000	4,000
Subordinated promissory note	5,000	5,000
Notes payable, net of discounts of $38 - 2006 and $111 - 2005	587	1,014
Total long-term debt	51,587	50,014
Less current portion	465	427
Long-term debt, net	$51,122	$49,587

During February 2005, we sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. Debt issue costs representing direct costs incurred related to the issuance of the Notes in the amount of $2,605,000 were recorded in other assets and are being amortized into interest expense over five years, the effective term of the Notes. The net proceeds were used to pay off our bank term loan and reduce the amount of our revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of our stock on the close of the transaction. The Notes are fully redeemable by us at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest.  The investors may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020.  Interest is payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2005.

During April 2005, we entered into a new bank credit agreement with a secured revolving credit facility of $30 million. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery & equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, we are also required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. The borrowing is secured by a first security interest in all existing and hereafter acquired assets of the company, including accounts receivable, inventory, machinery and equipment, real estate and the equity securities of our subsidiaries. Under certain conditions, we may request a release of all security interests, at which time we would no longer be subject to a borrowing base formula, but would be subject to several financial covenants.

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

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   LONG-TERM DEBT (Continued)

The aggregate amount of maturities of long-term debt for the four years subsequent to 2006 assuming renewal of the credit agreement and the effective maturity of the convertible debt is as follows:  $122,000 in 2007, $5,000,000 in 2008, $0 in 2009, $40,000,000 in 2010 and $6,000,000 thereafter.

8.   STOCK OPTIONS AND STOCK TRANSACTIONS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2006 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two current share-based compensation plans, which are described below.

Plan Descriptions

Our 2001 Employee Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and restricted shares to our employees for up to 1,125,000 shares, of which 150,000 shares were reserved for the grant of restricted stock awards. We believe that grants of stock options to employees generate an increased incentive for the employee to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of our stockholders. The Plan provides for grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. No grantee may receive option grants in excess of 100,000 shares per year. The stock options are granted with an exercise price equal to or greater than the fair market value of our stock on the date of grant. Employee options granted under the current plan expire not more than ten years from the grant date with vesting to be determined by the Committee. For grants currently outstanding, vesting is over a three year period, with one-third of the grant becoming exercisable at the end of each of the three years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

Our 2001 Non-Employee Directors Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 135,000 shares. We believe that grants of stock options to non-employee directors encourage the directors to acquire a long term proprietary interest in the growth and performance of the Company, and generate an increased incentive for the directors to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of our stockholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount, which is currently 5,000 stock options per each non-employee director annually. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting is over not less than a six-month period. Option awards provide for accelerated vesting if there is a change in control, as defined in the Director Plan. Vesting is also accelerated upon the death of a director optionee.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   STOCK OPTIONS AND STOCK TRANSACTIONS (Continued)

A summary of the principal features of our current stock incentive plans, as well as copies of those plans are provided in our Proxy Statement for the Annual Meeting of Stockholders on November 18, 2004. Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from Treasury stock or may be shares purchased on the open market.  We believe that we currently have adequate treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2007. The authorization for issuance will terminate on November 1, 2011 for both the Plan and the Director Plan.

We also have a retirement stock award program for certain of our key executives that was authorized under the 1993 Long-Term Stock Ownership Incentive Plan, which has since been replaced by the Plan. This retirement stock award program is further described in Footnote 10 on retirement plans.

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for those plans was $1,027,000 for the twelve months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $215,000 for that period, and the net expense recorded was $812,000, which was $0.09 per basic and diluted share outstanding.

As of June 30, 2006, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $859,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years and will be adjusted for subsequent changes in estimated forfeitures. The 230,889 unvested options outstanding at June 30, 2006 had a weighted-average fair value of $7.04.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for fiscal years 2006, 2005 and 2004. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   STOCK OPTIONS AND STOCK TRANSACTIONS (Continued)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Risk free interest rate	4.0 – 4.5%	3.9 – 4.2%	2.1 – 3.6%
Expected dividend yield	1.73%	1.72%	1.55%
Weighted average expected volatility	42%	41%	41%
Expected term	3.7 – 6.0 years	4.0 – 7.0 years	4.0 – 6.0 years
Weighted average expected term	4.5 years	4.3 years	4.3 years
Weighted average grant-date fair value	$7.32	$6.87	$8.17

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Common Shares	Price	Term	Value
Outstanding at July 1, 2003	1,256,230	$15.90
Granted	122,900	$25.68
Exercised	(349,007)	$13.81
Cancelled or expired	(29,165)	$21.16
Outstanding at June 30, 2004	1,000,958	$17.68	3.5 Years	$3,875,000
Granted	205,700	$19.51
Exercised	(129,754)	$14.87
Cancelled or expired	(66,933)	$21.14
Outstanding at June 30, 2005	1,009,971	$18.19	3.6 Years	$2,973,000
Granted	114,200	$21.02
Exercised	(165,036)	$15.41
Cancelled or expired	(14,233)	$20.77
Outstanding at June 30, 2006	944,902	$18.98	3.1 Years	$1,660,000
Vested at June 30, 2006	714,013	$18.35	2.6 Years	$1,660,000

Options outstanding at June 30, 2006 are exercisable as follows: 714,013 currently, 116,923 within one year, 85,299 in two years and 28,667 thereafter. Options outstanding as of June 30, 2005 and 2004 included 711,076 and 734,194 which were exercisable as of those dates, respectively.  As of June 30, 2006, we have 682,454 common shares reserved for our option and award plans available for future grants. The total intrinsic value of stock options exercised was $1,267,000 in 2006, $732,000 in 2005 and $3,546,000 in 2004. The total fair value of stock options vested during fiscal 2006, 2005 and 2004 was $1,143,000, $1,030,000 and $1,499,000, respectively.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   STOCK OPTIONS AND STOCK TRANSACTIONS (Continued)

Pro forma Disclosures

Prior to adoption of SFAS No. 123(R), we accounted for stock options granted under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The cost of restricted stock granted was expensed in the period the stock was issued. No charges were made to earnings in connection with stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to the stock options granted during the comparable prior year periods:

	Twelve months ended	Twelve months ended
	June 30,	June 30,
	2005	2004
	(Dollar amounts in thousands, except per share data)
Net loss, as reported	$(650)	$(17,027)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	209	481
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,170)	(1,528)
Pro-forma net loss	$(1,611)	$(18,074)
Loss per share:
Basic—as reported	$(0.07)	$(1.99)
Basic—pro forma	$(0.18)	$(2.11)
Diluted—as reported	$(0.07)	$(1.99)
Diluted—pro forma	$(0.18)	$(2.11)

Disclosures for the twelve-month period ended June 30, 2006 are not presented because stock-based payments were recorded using the fair-value method required under SFAS No. 123(R).

9.   SHAREHOLDER RIGHTS PLAN

We have a Shareholder Rights Plan (the Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The Plan calls for stockholders of record as of July 14, 1998 to receive a dividend distribution of one right for each outstanding share of our common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15% of our outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   SHAREHOLDER RIGHTS PLAN (Continued)

If after an acquiring person becomes the beneficial holder of more than 15% of our outstanding common stock and then we are acquired in a merger or other business combination in which we would not be the surviving corporation or 50% or more of our assets or earning power is sold, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right. We may redeem the rights, for $.01 per right, under certain circumstances.

10.   RETIREMENT PLANS

We have a retirement stock award program for certain of our key executives. The award consists of shares of our common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year’s stock award, the executive must remain employed with us through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by us or until age 65. The size of each participant’s annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive’s projected compensation and length of service at retirement, but only if our stock price appreciates at a sustained target rate. The retirement stock award program resulted in a charge to earnings of $357,000 in 2006, $352,000 in 2005 and $374,000 in 2004.

We have an incentive savings plan covering substantially all of our employees. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). We contribute a matching contribution based upon a percentage of the participants’ contributions which is invested directly in our common stock. During fiscal 2005, we began contributing our matching contributions under the incentive savings plan by issuing common stock from our treasury stock. Additional discretionary company contributions may be made at the option of our Board of Directors. The expense for the plan was $1,224,000 in 2006, $1,186,000 in 2005 and $1,126,000 in 2004.

11.   INCOME TAXES

The income tax provision (benefit) consists of the following:

	2006	2005	2004
	(Dollar amounts in thousands)
Current:
Federal and international	$37	$(2,839)	$(1,676)
State	371	139	155
	408	(2,700)	(1,521)
Deferred:
Federal and international	(5,248)	2,194	(8,153)
State	(632)	59	(1,227)
	(5,880)	2,253	(9,380)
Total income tax benefit	$(5,472)	$(447)	$(10,901)

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES (Continued)

The components of the net deferred tax asset (liability) are as follows:

	2006	2005
	(Dollar amounts in thousands)
Deferred tax assets:
Accounts receivable allowance	$386	$262
Warranty reserve	321	404
Intangible assets	2,433	2,433
Goodwill	11,783	7,986
Inventory valuation	725	744
Compensated absences and medical claims	498	449
Stock option expense	204
Other liabilities and reserves	555	621
Net operating loss and R&D credits	7,255	6,601
Valuation allowance	(445)	(445)
	23,715	19,055
Deferred tax liabilities:
Book over tax basis of fixed assets	(1,253)	(2,408)
Book over tax basis of intangible assets	(6,794)	(5,799)
	(8,047)	(8,207)
Net deferred tax asset	$15,668	$10,848

The valuation allowance relates principally to deferred tax assets that we estimate may not be realizable and consist of tax over book basis in affiliates. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

At June 30, 2006, we have approximately $9,162,000 of state and $13,820,000 of federal net operating losses that can be either carried back or carried forward for tax purposes. All of the state operating losses are being carried forward. We are in the process of preparing the necessary amended tax return filings to carry back approximately $9 million of federal operating losses to prior years. The benefit associated with these losses of approximately $3 million is included in current deferred tax assets until such time that the amended returns are filed. Certain limitations on utilization of the net operating loss carryforwards are present and realization of a portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2026.

The net deferred tax asset consists of the following at June 30:

	2006	2005
	(Dollar amounts in thousands)
Current deferred tax asset	$3,824	$5,765
Noncurrent deferred tax asset	11,844	5,083
Total net deferred tax asset	$15,668	$10,848

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES (Continued)

The income tax provision (benefit) differed from the taxes calculated at the statutory federal tax rate as follows:

	2006	2005	2004
	(Dollar amounts in thousands)
Taxes at statutory rate	$(5,295)	$(373)	$(9,775)
State income taxes	(387)	150	(697)
Research and development credit	(381)	(410)	(652)
Goodwill	736		1,054
Other	(145)	186	(831)
Income tax benefit	$(5,472)	$(447)	$(10,901)

During the third quarter of fiscal 2004, we recorded a $1,249,000 income tax benefit related to the favorable settlement of a tax audit.

12.   ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following as of June 30:

	2006	2005
	(Dollar amounts in thousands)
Currency translation adjustment:
Beginning balance	$	$(46)
Currency translation adjustment		(27)
Liquidation of foreign entity		73
Ending balance	—	—
Unrealized gain on derivative instrument (Note 2):
Beginning balance	345	660
Change in derivative instrument		(265)
Amortization to earnings	(118)	(50)
Ending balance.	227	345
Accumulated comprehensive income—June 30	$227	$345

During fiscal 2005, we liquidated a foreign entity and recorded $73,000 in currency translation expense. In addition, we liquidated our derivative instrument, an interest rate swap arrangement during fiscal 2005 and received $394,000 in cash. The market value of the interest rate swap arrangement as of the date of liquidation included in accumulated other comprehensive income is being amortized over the remaining life of the originally forecasted transaction.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   EARNINGS (LOSS) PER SHARE

The computation of basic and diluted loss per share is as follows:

	2006	2005	2004
	(Dollar amounts in thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(10,102)	$(650)	$(17,027)
Denominator:
Weighted average shares outstanding—basic	8,850,884	8,800,421	8,567,741
Effect of dilutive securities—common stock options	—	—	—
Weighted average shares outstanding—diluted	8,850,884	8,800,421	8,567,741
Net loss per share of common stock:
Basic	$(1.14)	$(0.07)	$(1.99)
Diluted	$(1.14)	$(0.07)	$(1.99)

Employee stock options totaling 126,399 shares for the year ended June 30, 2006, 146,620 shares for the year ended June 30, 2005 and 239,350 shares for the year ended June 30, 2004 were not included in the diluted weighted average shares calculation because the effects of these securities were antidilutive.

There were outstanding options to purchase common stock at prices that exceeded the average market price for the statement of operations period. These options have been excluded from the computation of diluted earnings (loss) per share and are as follows:

	2006	2005	2004
Average exercise price per share	$24.22	$24.66	$25.13
Number of shares	350,800	304,300	268,100

As discussed in Note 7, if the Convertible Senior Subordinated Notes are fully converted at the conversion price of $25.90 per share, the Notes would convert into approximately 1,544,000 shares of our common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share.

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

office and manufacturing facilities, was $4,009,000 in 2006, $3,748,000 in 2005 and, $4,239,000 in 2004. These operating leases include options for renewal. Annual minimum future rentals for lease commitments are approximately $3,466,000 in 2007, $3,003,000 in 2008, $1,387,000 in 2009, 794,000 in 2010 and $448,000 in 2011 for an aggregate of $9,098,000 for the five-year period. Minimum future rentals after 2011 total $3,854,000.

PRODUCT WARRANTY LIABILITY

We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 5 years) by product. We accrue for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made.

Our estimated product warranty liability for the years ended June 30 is as follows:

	2006	2005
	(Dollar amounts in thousands)
Beginning balance	$2,510	$4,691
Current provisions, net	(805)	(702)
Expenditures and settlements	(741)	(1,523)
Adjustments	(37)	44
Ending balance	$927	$2,510

The amount of $1,523,000 presented as “Expenditures and settlements” for fiscal 2005 includes $1,036,000 related to the settlement of a lawsuit which occurred in the first quarter of fiscal 2005. “Current provisions, net” include changes in estimates.

LEGAL

We record loss contingencies where appropriate within the guidelines established by FASB Statement No. 5 “Accounting for Contingencies”. We are involved in several pending judicial proceedings for product liability and other damages arising out of the normal conduct of our business. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

EXECUTIVE AGREEMENTS

We have agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, to a maximum amount of $4,886,000. We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at our request in such capacities.

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

BUSINESS PURCHASE AGREEMENTS

As part of the purchase of UST in May 2003, we are leasing UST’s Santa Fe Springs, California facility and its Tecate, Mexico facility from affiliates of the sellers for five year terms. We are guaranteeing the payments under the Tecate, Mexico lease. The lease commitment under the lease is included above. As part of our restructuring plan for the Intersection Control segment discussed in Note 17, we are vacating this facility and are attempting to sublet it.

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

BID AND PERFORMANCE BONDS

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $3,028,000 as of June 30, 2006. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

OTHER COMMITMENTS

We have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure at June 30, 2006 was $1,144,000. We have included $971,000 in accrued liabilities for this exposure as of June 30, 2006.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,266,000 through fiscal year 2011. We have included $496,000 in accrued liabilities for this exposure as of June 30, 2006.

15.   SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Cash paid for interest was $4,226,000 in 2006, $2,395,000 in 2005 and $2,049,000 in 2004. Net cash received from income taxes was $774,000 in 2006 and $2,075,000 in 2005 and cash paid for income taxes was $2,878,000 in 2004. We declared dividends that were payable at year end of $1,688,000 in 2006, $1,595,000 in 2005 and $1,486,000 in 2004. In connection with the acquisition of Peek Traffic in

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES (Continued)

December 2003, the purchase price for the net assets acquired included 180,723 shares of our common stock, issued from Treasury Stock, valued at $4,430,000.

16.   INDUSTRY SEGMENT INFORMATION

During the third quarter of fiscal 2006, we expanded the number of reportable segments from two to three segments. The segment financial data presented herein has been restated to present our three reportable segments—the manufacture and sale of products which Protect and Direct, the manufacture and sale of products which Inform, and the manufacture and sale of Intersection Control products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and to ease traffic congestion. The primary product lines within the Intersection Control segment include intelligent intersection traffic control systems, pedestrian signals, video detection equipment and other transportation equipment. The products within this segment control traffic and ease traffic congestion, primarily related to intersections.

The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States as follows: $21,821,000 in 2006, $19,111,000 in 2005 and $14,249,000 in 2004. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2006, 2005 and 2004.

Our reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. We evaluate the performance of our segments and allocate resources to them based on operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Corporate assets consist primarily of cash and cash equivalents, depreciable assets and income tax assets. Accounting policies for the segments are the same as those for the Company.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   INDUSTRY SEGMENT INFORMATION (Continued)

The following table presents financial information about reported segments as of and for the years ended June 30, 2006, 2005 and 2004 comprising the totals reported in the consolidated financial statements.

	2006		2005	2004
	(Dollar amounts in thousands)
Revenues:
Protect and Direct	$80,806		$73,575	$73,282
Inform	24,134		21,163	21,188
Intersection Control	56,194		51,615	55,820
Total	$161,134		$146,353	$150,290
Depreciation and amortization:
Protect and Direct	$2,601		$2,737	$2,719
Inform	746		792	859
Intersection Control	2,552		2,107	2,907
Total segment depreciation and amortization	5,899		5,636	6,485
Unallocated corporate	538		175	35
Total	$6,437		$5,811	$6,520
Income (loss) before income taxes:
Protect and Direct	$15,539		$14,859	$15,904
Inform	3,403		1,151	(7,926	)(1)
Intersection Control	(22,360	)(2)	(5,723)	(25,687	)(3)
Total segment operating profit (loss)	(3,418)		10,287	(17,709)
Unallocated corporate	(7,510)		(8,120)	(7,893)
Total operating profit (loss)	(10,928)		2,167	(25,602)
Unallocated interest and other	(4,646)		(3,264)	(2,326)
Total	$(15,574)		$(1,097)	$(27,928)
Identifiable assets:
Protect and Direct	$55,415		$52,204	$53,347
Inform	22,301		21,975	22,064
Intersection Control	28,359		48,864	49,678
Total segment identifiable assets	106,075		123,043	125,089
Unallocated corporate	19,128		13,747	14,793
Total	$125,203		$136,790	$139,882
Capital expenditures:
Protect and Direct	$1,538		$1,593	$3,425
Inform	801		490	194
Intersection Control	709		1,722	1,014
Total segment capital expenditures	3,048		3,805	4,633
Unallocated corporate				5
Total	$3,048		$3,805	$4,638

(1)       Includes $9,865 in non-cash asset impairment charges.

(2)       Includes $13,374 in non-cash asset impairment charges.

(3)       Includes $22,735 in non-cash asset impairment charges.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   RESTRUCTURING COSTS

The continued underperformance of the Intersection Control segment during fiscal 2006 resulted in our decision to further rationalize that business and divest certain non-core product lines. On April 25, 2006, our Board of Directors approved a restructuring plan for our Intersection Control segment which is comprised of the legacy operations of UST and Peek Traffic to reduce costs through the reduction of overhead by closing two facilities and through the reduction of headcount.

Under the restructuring plan, we are divesting and discontinuing certain low-margin and non-core product lines primarily manufactured in our leased facilities located in Tecate, Mexico and Santa Fe Springs, California. These product lines include portable and permanent variable message signs, tunnel lighting, illuminated street signs and in-ground loop detectors. We are in the process of moving the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We are adopting an outsourcing strategy for non-core manufacturing processes and will continue to assemble and test products. We plan to close the facilities in Santa Fe Springs, California and Tecate, Mexico by the end of September 2006.

In connection with the restructuring plan, we recorded $5,775,000 in restructuring charges during fiscal 2006, net of proceeds received on the sale of assets. The remaining cash portion of the plan is currently estimated to be approximately $5 million, net of cash to be received on the disposal of assets, consisting principally of approximately $2 million in employee severance and related benefit costs, $2 million in facility exit costs, consulting expense and other related costs and $1 million in lease obligations over the next two years. The remaining non-cash portion of the plan is currently estimated to be approximately $3 million consisting of asset write-offs associated with inventory that no longer will be part of our ongoing operations within the Intersection Control segment. We expect implementation of the plan to be completed by the end of our fiscal 2007 second quarter.

Effective June 22, 2006, as part of the restructuring of the Intersection Control segment, we sold our portable variable message sign, tunnel lighting and illuminated street sign product lines for cash of $1,500,000. As the result of the sale of inventory, equipment, intellectual property, allocated goodwill, contracts and orders, we recorded a loss of $3,449,000 included as part of restructuring costs in operating income.

Activity related to the restructuring plan during fiscal year 2006 was as follows:

		Costs				Remaining	Total
	Accrual	Incurred	Cash		Accrual	Expected	Expected
	Balance	and other	Proceeds	Non-cash	Balance	Plan	Plan
	July 1, 2005	Adjustments	(Payments)	Adjustments	June 30, 2006	Costs	Costs
	(Dollar amounts in thousands)
Employee severance and related benefits	$—	$179	$(179)	$—	$—	$1,821	$2,000
Lease obligations		90	(90)			972	1,062
Asset sales and write-offs		4,571	1,500	(5,908)	(163)	3,452	8,023
Facility exit costs, consultants and legal		935	(601)		(334)	2,205	3,140
Total	$—	$5,775	$630	$(5,908)	$(497)	$8,450	$14,225

Employee severance and related benefits include severance pay, related benefits and retention bonuses. Through June 30, 2006, the total workforce reduction associated with restructuring activities

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   RESTRUCTURING COSTS (Continued)

initiated during fiscal 2006 included approximately 25 employees. We expect approximately 200 additional employees to be included in the workforce reduction in fiscal 2007. The amounts accrued for related to the restructuring plan as of June 30, 2006 are included in current liabilities.

18.   LEGAL SETTLEMENTS

On May 30, 2006, we settled all outstanding litigation with the sellers of UST. The sellers paid us $3 million in cash, and the parties agreed to waive all claims arising from the original purchase and related agreements dated in May 2003. We also terminated some of these agreements and modified the terms of the non-competition covenant with the sellers. Specifically, the sellers agreed to refrain from selling uninterruptible power supply products for use in intersection control to the cities of New York and Chicago until May 2008. We reaffirmed the $5 million subordinated note to the sellers, and we continue to guarantee payments pursuant to the lease of the Tecate, Mexico facility. During the fourth quarter, we recorded a gain of $2,348,000, net of legal and other directly related expenses of which $336,000 were recorded in fiscal 2006 prior to the fourth quarter.

On September 23, 2005, we settled all claims arising from our 2003 acquisition of the Peek Traffic business, by releasing all claims arising under the purchase agreement. As part of the settlement, the sellers of that business paid us $627,000 in cash, net of legal expenses, and sold to us 150,603 shares of our common stock that they initially acquired as part of the purchase price for $3,105,000, or $20.62 per share. We had claimed damages from the sellers of the Peek Traffic business arising from the sellers’ breaches of representations and warranties in the asset purchase agreement and from certain liabilities of the Peek Traffic business that we did not specifically assume or were misrepresented to us.

QUIXOTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for years 2006 and 2005 follows:

	Three months ended
	9/30	12/31	3/31	6/30
	(Dollar amounts in thousands, except per share data)
FISCAL 2006
Net sales	$39,391	$39,186	$37,470	$45,087
Gross profit	10,946	11,214	11,050	14,829
Operating profit (loss)	1,627	488	(178)	(12,865)	(1)
Net earnings (loss)	276	(383)	(878)	(9,117)	(2)
Basic earnings (loss) per share	.03	(.04)	(.10)	(1.03)	(3)
Diluted earnings (loss) per share	.03	(.04)	(.10)	(1.03)	(3)
	9/30	12/31	3/31	6/30
FISCAL 2005
Net sales	$37,987	$33,447	$34,952	$39,967
Gross profit	11,272	8,707	12,013	14,497
Operating profit (loss)	137	(873)	(231)	3,134
Net earnings (loss)	(261)	(1,039)	(741)	1,391
Basic earnings (loss) per share	(.03)	(.12)	(.08)	.16
Diluted earnings (loss) per share	(.03)	(.12)	(.08)	.16

(1)       Includes non-cash asset impairment charges of $13,374.

(2)       Includes non-cash asset impairment charges of $8,723, net of income tax benefits.

(3)       Includes non-cash asset impairment charges of $0.98 per diluted share.

Item 9.                        Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures

(a)                               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the material weakness in our controls over financial reporting as described below, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report 10-K, June 30, 2006. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)                               MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management determined that a material weakness existed in our internal controls over certain financial reporting controls as of June 30, 2006. Specifically, a number of control breakdowns in the operations at two facilities within our Intersection Control segment comprised of U.S. Traffic Corporation (UST) and Peek Traffic Corporation were identified. As further described in Note 17 to the consolidated financial statements, these two facilities in Santa Fe Springs and Tecate, Mexico will be closed in connection with a restructuring plan approved in the fourth quarter of fiscal 2006. The control breakdowns were noted in financial reporting, revenue, expenditures, inventory and capital assets, which resulted in a few misstatements identified by our external auditors, Grant Thornton LLP. These breakdowns in the control environment were attributed to the turnover of personnel within the accounting department at these two facilities. Management has not identified a specific remediation plan, because production at the facilities will cease by September 30, 2006. Management expects to vacate these facilities in the second quarter of fiscal year 2007, which we expect will result in the remediation of this material control weakness.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Limitation on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.

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

Remediation of the 2005 Material Weakness

As of June 30, 2005, we had concluded that we had a material weakness in internal controls over certain Information Technology General Controls, including lack of (i) monitoring of information technology managers who have full access to the application and underlying data, (ii) mechanisms to track changes made to the application itself, and (iii) adequate security administration of users access to the application.

During fiscal year 2006, we developed a comprehensive, detailed remediation plan to address the material weakness described above. As of June 30, 2006, we completed the execution of our remediation plan, and in our assessment have remediated this material weakness. Our remediation plan included the following activities:

•       We upgraded our primary information technology software to a more current version, which allowed us to identify changes made to certain data within the software;

•       We implemented mechanisms to track changes to the financial applications;

•       We outsourced the management of the underlying data within our primary technology software to limit information technology managers access to the underlying data; and

•       We implemented control procedures to mitigate excessive access to the financial application.

Attestation of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Quixote Corporation and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quixote Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment identified the following control weaknesses at the Santa Fe Springs, California and Tecate, Mexico locations that in the aggregate constitute a material weakness in the Company’s internal control over financial reporting:

(i)            Misstatements identified during audit procedures

(ii)        Insufficient personnel resources within the accounting and financial reporting function due to staff turnover

(iii)    Deficiencies in the analysis and reconciliation of general ledger accounts

(iv)      Policies and procedures lacking for tracking and recording fixed assets

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2006 financial statements, and this report does not affect our report dated September 12, 2006 on those financial statements.

In our opinion, management’s assessment that Quixote Corporation and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Quixote Corporation has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quixote Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended and our report dated September 12, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
September 12, 2006

(c)                                CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. . During the fourth quarter of fiscal 2006, in conjunction with our remediation plan related to our 2005 material weakness, we outsourced the management of the underlying data within our primary technology software and implemented control procedure to mitigate excessive access to the financial application. We completed our assessment over Information Technology General Controls and assessed that our 2005 material weakness was remediated. During the fourth quarter of fiscal 2006, we also identified a deterioration of the control environment at two facilities within our Intersection Control segment further discussed above. However, in connection with this material weakness in internal control over financial reporting, we performed additional analysis and other post-closing procedures, as described above in Evaluation of Disclosure Controls and Procedures.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Some of the information required in response to this item regarding Directors of the Registrant is set forth in the sections “Audit committee financial expert”, “Information concerning nominees for director and directors continuing in office” and “Compliance with Section 16 of the Securities Exchange Act of 1934” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006 to be filed with the Commission on or about September 29, 2006 and is incorporated herein by reference.

In addition, the Company’s Code of Ethics that applies to the Registrant’s principal executive officer, principal financial officer and principal accounting officer or controller, is posted on the Registrant’s website at www.quixotecorp.com/investor/corpgovernance.asp.

The executive officers of the Company, their ages and offices held by each during fiscal 2006 are as follows:

Leslie J. Jezuit	60	Chairman & Chief Executive Officer—Quixote Corporation
Daniel P. Gorey	55	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation
Joan R. Riley	53	Vice President, General Counsel & Secretary—Quixote Corporation

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

Item 11.                 Executive Compensation

The information required in response to this item is set forth under the caption “Remuneration of Directors and Executive Officers” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006 to be filed with the Commission on or about September 29, 2006 and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The information required in response to this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006 to be filed with the Commission on or about September 29, 2006 and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required in response to this item is set forth under the caption “Certain Transactions and Business Relationships” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006 to be filed with the Commission on or about September 29, 2006 and is incorporated herein by reference.

PART IV

Item 14.                 Principal Accountant Fees and Services

The information required in response to this item is set forth under the caption “Audit and Other Fees Paid to Grant Thornton LLP” of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006 to be filed with the Commission on or about September 29, 2006 and is incorporated herein by reference.

Item 15.                 Exhibits and Financial Statement Schedule

Item		Page Number in
Number		This Report
(a).1.	Financial Statements
	Reports of Independent Registered Public Accounting Firm	32-33
	Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004	34
	Consolidated Balance Sheets as of June 30, 2006 and 2005	35
	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004	36
	Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004	37
	Notes to Consolidated Financial Statements	38-61
(a).2.	Financial Statement Schedule

The financial statement schedule listed under Item 15(d) is filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(b).                  Exhibits

* Management contract or compensatory plan or agreement

2.1

The Asset Purchase Agreement between Green Light Acquisition Company, U.S. Traffic Corporation and Myers/Nuart Electrical Products, Inc. dated as of May 16, 2003, filed as Exhibit 2.1 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

2.2

The Asset Purchase Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Traffic, Inc. and Peek Traffic Systems, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K Current Report dated December 10, 2003 and filed on December 19, 2003, File No. 001-08123, and incorporated herein by reference.

3.	(a)

Restated Certificate of Incorporation as amended November 22, 2005 filed as Exhibit 3(a) to the Company’s Form 10-Q Report for the quarter ended December 31, 2005, File No. 001-08123, and incorporated herein by reference; Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock dated July 24, 1998, filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.

(b)

Amended and Restated By-Laws of the Company as amended through January 24, 2006, filed as Exhibit 3(b) to the Company’s Current Report on Form 8-K , File No. 001-08123, dated January 26, 2006, and incorporated herein by reference.

4.	(a)

Rights Agreement dated as of July 24, 1998, between the Company and BankBoston, N.A, as Rights Agent, filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference; Amendment to Rights Agreement dated as of October 15, 2001, filed as Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 2001, File No. 001-08123, and incorporated herein by reference.

4.	(b)

Indenture dated as of February 9, 2005 between Quixote Corporation and LaSalle Bank National Association, as Trustee, filed on February 10, 2005 as Exhibit 4(a) to the Company’s Current Report on Form 8-K, File No. 001-08123, dated February 9, 2005, and incorporated herein by reference.

4.	(c)

Form of 7% Convertible Senior Subordinated Note Due 2025, filed on February 10, 2005 as Exhibit 4(b) to the Company’s Current Report on Form 8-K, File No. 001-08123, dated February 9, 2005 and incorporated herein by reference.

4.	(d)

Registration Rights Agreement dated as of February 9, 2005 by and among Quixote Corporation, and the Buyers as defined therein, filed on February 10, 2005 as Exhibit 4(c) to the Company’s Current Report on Form 8-K, dated February 9, 2005, File No. 001-08123, and incorporated herein by reference.

10	(a)

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 001-08123, and incorporated herein by reference.

(b)*

1991 Director Stock Option Plan, as amended through August 16, 2000, filed as Exhibit 10(b) to the Company’s Form 10-K Report for the fiscal year ended June 30, 2000, File No. 001-08123, and incorporated herein by reference.

(c)*

1993 Long-Term Stock Ownership Incentive Plan, as amended through August 16, 2000, filed as Exhibit 10(c) to the Company’s Form 10-K Report for the fiscal year ended June 30, 2000, File No. 001-08123, and incorporated herein by reference; Retirement Award Agreement dated as of June 30, 1997 between the Company and Daniel P. Gorey, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1997, File No. 001-08123, and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Leslie J. Jezuit filed as Exhibit 10(a) to the Company’s Form 10-Q Report for the quarter ended March 31, 1998 and incorporated herein by reference; Retirement Award Agreement dated as of February 19, 1998 between the Company and Joan R. Riley, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1998, File No. 001-08123, and incorporated herein by reference.

(d)*

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

(e)*

2001 Non-Employee Directors Stock Option Plan as amended November 18, 2004 and filed as Exhibit G to the Company’s DEF Schedule 14A Proxy Statement, File No. 001-08123, filed on October 6, 2004 and incorporated herein by reference; Form of Director Non-Qualified Stock Option Agreement filed on November 19, 2004 as Exhibit 10(c) to the Company’s Current Report on Form 8-K, File No. 001-08123, dated November 18, 2004, and incorporated herein by reference.

(f)

Office Lease between the Company and TDC Canada, Inc. and Wacker GP, Inc. (collectively “Landlord”) dated August 30, 2003, filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended March 31, 2004, File No. 001-08123, and incorporated herein by reference; First Amendment to Office Lease dated as of July 1, 2004 between the Company and Landlord, filed herewith; Office Lease between Amberjack, Ltd. and Litigation Sciences, Inc. dated July 2, 1990, filed as Exhibit 10(a) to the Company’s Form 10-Q Report for the quarter ended December 31, 1993, File No. 001-08123 and incorporated herein by reference; First Amendment to Office Lease between Amberjack Ltd. and Stenograph Corporation dated as of June 23, 1994, filed as Exhibit 10(h) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1994, File No. 001-08123, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1999, File No. 001-08123, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed as Exhibit 10 (f) to the Company’s 10-K Report for the fiscal year ended June 30, 2002, File No. 001-08123, and incorporated herein by reference; Lease between Green Light Acquisition Company and Cambridge Real Estate Corporation dated as of May 16, 2003, filed as Exhibit 10.7 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference; Lease Contract between Quixote Safety Transportation Mexico S. de R. L. C. V. and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.8 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference; Lease dated September 22, 2005 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended

September 30, 2005, File No. 001-08123, and incorporated herein by reference; Lease Addendum dated January 17, 2006 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended December 31, 2005, File No. 001-08123 and incorporated herein by reference; Sublease dated June 22, 2006 by and between U.S. Traffic Corporation and National Signal, Inc. filed herewith.

(g)*

Letter Agreement dated December 15, 1995 between the Company and Leslie J. Jezuit, filed as Exhibit 10(d) to the Company’s Form 10-Q Report for the quarter ended December 31, 1995, File No. 001-08123, and incorporated herein by reference; Change of Control Agreements dated December 1,1997 by and between the Company and each of  Leslie J. Jezuit and Daniel P. Gorey, filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended December 31, 1997, File No. 001-08123, and incorporated herein by reference; Change of Control Agreement dated December 1, 1997 between the Company and Joan R. Riley, filed as Exhibit 10(f) to the Company’s 10-K Report for the fiscal year ended June 30, 1998, File No. 001-08123, and incorporated herein by reference.

(h)

Asset Purchase Agreement made October 10, 1997, and effective October 1, 1997, by and between Quixote Corporation, TranSafe Corporation, Roadway Safety Service, Inc., Momentum Management, Inc., and Fitch Barrier Corporation; Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote Corporation and TranSafe Corporation; Consulting Agreement made October 10, 1997, and effective October 1, 1997, by and between TranSafe Corporation and E. Scott Walter, all filed as Exhibits 2.1, 2.2, and  2.3 to the Company’s Form 8-K Report dated October 10, 1997, File No. 001-08123, and incorporated herein by reference.

(i)

Subordinated Promissory Note of Green Light Acquisition Company dated as of May 16, 2003, filed as Exhibit 10.2 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

(j)

Guaranties of Quixote Corporation to U.S. Traffic Corporation, Myers/Nuart Electrical Products, Inc., Cambridge Leasing Corporation and Intersection Development Corporation S. A. de C. V. dated as of May 16, 2003, filed as Exhibit 10.4 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

(k)

Stockholders Covenant Not to Compete and Other Post-Asset Sale Obligations between Green Light Acquisition Company and Raymond International W.L.L., Raymond Overseas Holding Limited and Basil K. Vasiliou dated as of May 16, 2003, filed as Exhibit 10.10 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

(l)

The OEM Supply Agreement between Green Light Acquisition Company and Myers Power Products, Inc. dated as of May 16, 2003, filed as Exhibit 10.11 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

(m)

Settlement Agreement dated May 30, 2006 by and among U.S. Traffic corporation, Quixote Corporation, Myers America, Inc., Myers Power Products, Inc., Myers/NuArt Electrical Products, Inc., Raymond International W.L.L., Raymond Overseas Holding, Limited and Basil Vasilou, filed as Exhibit 10(u) to the Company’s Current Report on Form 8-K dated May 30, 2006, File No. 001-08123, and incorporated herein by reference.

(n)

Non-Competition Agreement dated December 10, 2003 between Vision Acquisition Corporation, Peek Holding Corporation, Peek Corporation, Peek Traffic, Inc., and Peek Traffic Systems, Inc. filed as Exhibit 10.5 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 001-08123, and incorporated herein by reference.

(o)

Perpetual License Agreement dated December 10, 2003 between Peek Traffic, Inc., Peek Traffic Systems, Inc. and Vision Acquisition Corporation filed as Exhibit 10.6 to the Company’s Form 8-K Current Report dated December 11, 2003 and filed on December 19, 2003, File No. 001-08123, and incorporated herein by reference.

(p)	Asset Purchase Agreement dated June 22, 2006 by and between U.S. Traffic Corporation and National Signal, Inc., filed herewith.
(q)	Asset Purchase Agreement dated June 30, 2006 between Data Transmission Network Corporation and Surface Systems, Inc., filed herewith.

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

Schedule:

II—Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

QUIXOTE CORPORATION
(Registrant)
Dated:	September 12, 2006		By: /s/ Leslie J. Jezuit
Leslie J. Jezuit, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Leslie J. Jezuit	Chairman and Director	September 12, 2006
Leslie J. Jezuit	(President, Chief Executive Officer)

/s/ Daniel P. Gorey	Vice President, Chief Financial Officer,	September 12, 2006
Daniel P. Gorey	Treasurer and Director

/s/ Joan R. Riley	Vice President, General Counsel	September 12, 2006
Joan R. Riley	and Secretary

/s/ James H. DeVries	Director	September 11, 2006
James H. DeVries

/s/ Lawrence C. McQuade	Director	September 11, 2006
Lawrence C. McQuade

/s/ Duane M. Tyler	Director	September 12, 2006
Duane M. Tyler

/s/ Robert D. van Roijen, Jr.	Director	September 11, 2006
Robert D. van Roijen, Jr.

QUIXOTE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2006, 2005 and 2004

Column A	Column B	Column C	Column D(a)	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Reserve for Doubtful Accounts and Credit Memos:
Year ended
June 30, 2006	$1,581,000	$693,000	$(458,000)	$1,816,000
Year ended
June 30, 2005	$1,872,000	$647,000	$(938,000)	$1,581,000
Year ended
June 30, 2004	$1,267,000	$686,000	$(81,000)	$1,872,000

NOTE:

(a)        Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBITS
10(f)	Sublease dated June 22, 2006 by and between U.S. Traffic Corporation and National Signal, Inc.
10(p)	Asset Purchase Agreement dated June 22, 2006 by and between U.S. Traffic Corporation and National Signal, Inc.
10(q)	Asset Purchase Agreement dated June 30, 2006 between Data Transmission Network Corporation and Surface Systems, Inc.
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) / 15d-14(a))
32	Certifications Pursuant to 18 U.S.C. Section 1350