Form 10-Q
period 2006-09-30
QUIXOTE CORP
filed 2006-11-09
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,908,277 shares of the Company’s Common Stock ($.01 2/3 par value) were outstanding as of October 31, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$34,161,000	$39,391,000
Cost of sales	26,132,000	28,445,000
Gross profit	8,029,000	10,946,000
Operating expenses:
Selling & administrative	9,990,000	8,522,000
Research & development	1,366,000	1,430,000
Gain on legal settlement		(633,000)
Gain on sale of assets	(497,000)
Restructuring costs	5,595,000
	16,454,000	9,319,000
Operating profit (loss)	(8,425,000)	1,627,000
Other income (expense):
Interest income	15,000	1,000
Interest expense	(1,098,000)	(1,183,000)
	(1,083,000)	(1,182,000)
Earnings (loss) before income taxes	(9,508,000)	445,000
Income tax provision (benefit)	(3,613,000)	169,000
Net earnings (loss)	$(5,895,000)	$276,000
Per share data—basic:
Net earnings (loss)	$(.66)	$.03
Weighted average common shares outstanding	8,902,310	8,909,581
Per share data—diluted:
Net earnings (loss)	$(.66)	$.03
Weighted average common shares outstanding	8,902,310	9,061,500

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$920,000	$869,000
Accounts receivable, net of allowance for doubtful accounts of $2,428,000 at September 30 and $1,816,000 at June 30	29,121,000	36,481,000
Refundable income taxes		238,000
Inventories, net:
Raw materials	9,643,000	10,356,000
Work in process	4,846,000	6,642,000
Finished goods	9,139,000	8,467,000
	23,628,000	25,465,000
Deferred income tax assets	7,532,000	3,824,000
Other current assets	1,895,000	952,000
Total current assets	63,096,000	67,829,000
Property, plant and equipment, at cost	42,410,000	46,714,000
Less accumulated depreciation	(24,272,000)	(27,179,000)
	18,138,000	19,535,000
Goodwill	17,385,000	17,385,000
Intangible assets, net	6,176,000	6,467,000
Deferred income tax assets	11,844,000	11,844,000
Other assets	1,979,000	2,143,000
	$118,618,000	$125,203,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30,	June 30,
	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$453,000	$465,000
Accounts payable	9,251,000	13,234,000
Dividends payable		1,688,000
Accrued restructuring costs	3,752,000	497,000
Accrued expenses	7,404,000	8,164,000
Total current liabilities	20,860,000	24,048,000
Long-term debt, net of current portion	53,359,000	51,122,000
Other long-term liabilities	1,081,000	1,087,000
	75,300,000	76,257,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 30,000,000 shares; issued 10,904,678 shares at September 30 and at June 30.	182,000	182,000
Capital in excess of par value of common stock	62,656,000	62,434,000
Retained earnings	4,331,000	10,226,000
Accumulated other comprehensive income	197,000	227,000
Treasury stock, at cost, 2,002,008 shares at September 30 and 2,008,636 shares at June 30	(24,048,000)	(24,123,000)
Total shareholders’ equity	43,318,000	48,946,000
	$118,618,000	$125,203,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating activities:
Net earnings (loss)	$(5,895,000)	$276,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation	1,018,000	1,167,000
Amortization	433,000	428,000
Non-cash inventory disposal	3,620,000
Gain on sale of assets	(497,000)
Provisions for losses on accounts receivable	612,000	(171,000)
Common stock issued for 401K plan	117,000	211,000
Stock-based compensation expense	180,000	213,000
Changes in operating assets and liabilities:
Accounts receivable	6,748,000	(1,096,000)
Inventories	(1,783,000)	(605,000)
Other assets	(943,000)	(890,000)
Income taxes	(3,470,000)	261,000
Accounts payable and accrued expenses	(1,572,000)	(1,170,000)
Other long-term liabilities	(6,000)	(4,000)
Net cash used in operating activities	(1,438,000)	(1,380,000)
Investing activities:
Capital expenditures	(808,000)	(253,000)
Patent expenditures	(8,000)	(73,000)
Proceeds from sale of assets	1,768,000
Net cash provided by (used in) investing activities	952,000	(326,000)
Financing activities:
Proceeds from revolving credit agreement	9,750,000	13,500,000
Payments on revolving credit agreement	(7,400,000)	(7,600,000)
Payments on notes payable	(125,000)	(103,000)
Payment of semi-annual cash dividend	(1,688,000)	(1,595,000)
Purchase of treasury stock		(3,105,000)
Proceeds from exercise of common stock options		852,000
Net cash provided by financing activities	537,000	1,949,000
Increase in cash and cash equivalents	51,000	243,000
Cash and cash equivalents at beginning of period	869,000	156,000
Cash and cash equivalents at end of period	$920,000	$399,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2006 consolidated balance sheet as presented was derived from the audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, that the adoption of this statement will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No.158). This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. Because we currently do not have any such benefit plans, we do not expect the adoption of SFAS No. 158 to have an impact on our results of operations or financial position.

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

2.     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the quarters ended September 30, 2006 and 2005 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two current share-based compensation plans, which are described below.

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

We also have a retirement stock award program for certain key executives that was originally authorized under the 1993 Long-Term Stock Ownership Incentive Plan and has since been replaced by the Plan. This retirement stock award program is further described in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2006.

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for those plans was $180,000 and $249,000 for the three months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $29,000 and $36,000 for those periods, and the net expense recorded was $151,000 and $213,000, which was $0.02 per basic and diluted share outstanding for both periods.

As of September 30, 2006, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $1,427,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. The 274,866 unvested options outstanding at September 30, 2006 had a weighted-average fair value of $5.60.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first three months of fiscal years 2007 and 2006. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	2007 YTD	2006 YTD
Risk free interest rate	4.8%	4.0%
Expected dividend yield	2.28%	1.72%
Weighted average expected volatility	39%	43%
Expected term	3.9 – 4.3 years	3.7 – 4.4 years
Weighted average expected term	4.2 years	4.1 years
Weighted average grant date fair value	$4.68	$7.09

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	89,200	$21.15
Exercised	(98,550)	$15.86
Cancelled or expired	—	—
Outstanding at September 30, 2005	1,000,621	$18.68	4.0 Years	$2,711,000
Outstanding at July 1, 2006	944,902	$18.98
Granted	162,000	$18.64
Exercised	—	—
Cancelled or expired	(133,500)	$24.87
Outstanding at September 30, 2006	973,402	$18.11	3.6 Years	$1,639,000
Vested at September 30, 2006	698,536	$17.64	3.2 Years	$1,587,000

Options outstanding at September 30, 2006 are exercisable as follows: 698,536 currently, 138,610 within one year, 82,256 in two years and 54,000 thereafter. At September 30, 2005, 758,866 options were exercisable. As of September 30, 2006, we have 522,054 common shares reserved for our option and award plans available for future grants.

During the three months ended September 30, 2006 and 2005, the following activity occurred under our plans:

	Three Months Ended
	September 30,
	2006	2005
Total intrinsic value of stock options exercised	—	$653,000
Total fair value of stock options vested	$28,000	$935,000

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first three months of fiscal 2007 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Net earnings (loss) available to common shareholders	$(5,895,000)	$276,000
Denominator:
Weighted average shares outstanding—basic	8,902,310	8,909,581
Effect of dilutive securities-common stock options	—	151,919
Weighted average shares outstanding—diluted	8,902,310	9,061,500
Net earnings (loss) per share of common stock:
Basic	$(0.66)	$.03
Diluted	$(0.66)	$.03

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2006 and 2005 and are as follows:

	Three Months Ended
	September 30,
	2006	2005
Average exercise price per share	$20.90	$25.20
Number of shares	607,966	268,300

In addition, stock options totaling 61,075 shares for the three-month period ended September 30, 2006 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive due to the net loss recorded for that period.

6.     Accumulated other comprehensive income consists of the following:

	September 30,	September 30,
	2006	2005
Unrealized gain on derivative instrument:
Beginning balance—July 1	$227,000	$345,000
Change in derivative instrument
Amortization to earnings	(30,000)	(29,000)
Total accumulated comprehensive income	$197,000	$316,000

7.     During the third quarter of fiscal 2006, we expanded the number of reportable segments from two to three segments. The segment financial data presented herein presents our three reportable segments—the manufacture and sale of products which Protect and Direct, the manufacture and sale of products which Inform, and the manufacture and sale of Intersection Control products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and to ease traffic congestion. The primary product lines within the Intersection Control segment include intelligent intersection control systems, pedestrian signals, video detection equipment and other transportation equipment. The products within this segment control traffic and ease traffic congestion, primarily related to intersections. Our segments are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2006.

The following table presents financial information about reported segments for the three-month periods ended September 30, 2006 and 2005 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Intersection Control	Unallocated Corporate	Total
2006
THREE MONTHS
Net sales from external customers	$18,676,000	$6,096,000	$9,389,000		$34,161,000
Operating profit (loss)	3,291,000	786,000	(10,713,000)	$(1,789,000)	(8,425,000)
Unallocated interest and other				(1,083,000)	(1,083,000)
Total income (loss) before taxes	3,291,000	786,000	(10,713,000)	(2,872,000)	(9,508,000)
Identifiable assets	52,231,000	21,505,000	21,692,000	23,190,000	118,618,000
2005
THREE MONTHS
Net sales from external customers	$17,820,000	$6,432,000	$15,139,000		$39,391,000
Operating profit (loss)	2,894,000	582,000	(183,000)	$(1,666,000)	1,627,000
Unallocated interest and other				(1,182,000)	(1,182,000)
Total income (loss) before taxes	2,894,000	582,000	(183,000)	(2,848,000)	445,000
Identifiable assets	52,538,000	21,217,000	51,515,000	13,002,000	138,272,000

Identifiable assets of the Intersection Control segment as of September 30, 2006 decreased to $21,692,000 from $51,515,000 as of September 30, 2005 primarily due to $13,374,000 in non-cash asset impairment charges made in the fourth quarter of the fiscal year ended June 30, 2006 and to the sale and write off of assets as part of the restructuring of that segment over the last two quarters.

8.     Intangible assets consist of the following:

	September 30, 2006			June 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Amortized intangible assets:
Patents and licenses	$3,143,000	$1,802,000	$1,341,000	$3,135,000	$1,758,000	$1,377,000
Technology and installed base	2,491,000	1,147,000	1,344,000	2,491,000	1,097,000	1,394,000
Customer relationships	3,807,000	1,828,000	1,979,000	3,807,000	1,698,000	2,109,000
Trade names	2,250,000	738,000	1,512,000	2,250,000	663,000	1,587,000
Other	640,000	640,000	—	640,000	640,000	—
Total	$12,331,000	$6,155,000	$6,176,000	$12,323,000	$5,856,000	$6,467,000

Intangible amortization expense was $299,000 and $298,000 for the three months ended September 30, 2006 and 2005, respectively. The estimated amortization expense for this fiscal year ended June 30, 2007 and for the four fiscal years subsequent to 2007 are as follows: $1,167,000, $1,099,000, $888,000, $775,000 and $677,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of September 30, 2006 and June 30, 2006. For the Intersection Control segment, the remaining goodwill of $11,397,000 was written off in the fourth quarter of fiscal 2006.

9.     Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,453,000 in fiscal year 2007, a total of $4,348,000 in fiscal years 2008 to 2009, a total of $1,242,000 in fiscal years 2010 to 2011 and $3,854,000 thereafter, for an aggregate of $12,897,000.

Product Warranty Liability

We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties typically varies (30 days to 1 year) by product. We accrue for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. Our estimated product warranty liability for the three-month periods ended September 30 is as follows:

	2006	2005
Beginning Balance—July 1	$927,000	$2,510,000
Current provisions, net	39,000	(14,000)
Expenditures and settlements	(290,000)	(180,000)
Ending balance—September 30	$676,000	$2,316,000

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

Executive Agreements

We have agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of a termination other than for cause or resulting from an actual or threatened change in control of the Company. Upon occurrence of a termination or a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, to a maximum amount of $4,886,000.

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

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $1,077,000 at September 30, 2006 and $3,028,000 at June 30, 2006. Historically, customers have not drawn upon these instruments due to non-performance and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding at September 30, 2006 and at June 30, 2006 was $1,144,000. We have included $1,187,000 in accrued liabilities for potential workers’ compensation liabilities as of September 30, 2006.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,510,000 through fiscal year 2012. We have included $206,000 in accrued liabilities for current obligations relating to these agreements as of September 30, 2006.

10.   During the first quarter of fiscal 2007, we sold our automated traffic enforcement product line to Traffipax, Inc. for maximum cash proceeds of $800,000 of which we have received $345,000 through September 30, 2006. We are transferring to Traffipax city and county contracts to provide red light enforcement and speed enforcement services, as well as the related assets. Several employees of ours are being hired by Traffipax to service the transferred contracts.

Also during the first quarter of fiscal 2007, we sold a former captive manufacturing facility of the Protect and Direct segment located in South Bend, Indiana. Since June 30, 2005, we had been renting the facility to Elkhart Plastics, Inc. Our net proceeds from the sale of this facility were $1,423,000.

During September 2005, we settled all claims arising from the 2003 acquisition of the Peek Traffic Corporation business with the Peek Traffic Group Limited and its affiliates (the Sellers) for $633,000 in cash, net of legal expenses. Also, as part of the settlement, the Sellers sold to us 150,603 shares of our common stock for $3,105,000, or $20.62 per share. We had claimed damages from the Sellers of the Peek Traffic business arising from the Sellers’ breaches of representations and warranties in the asset purchase agreement and from certain liabilities of the Peek Traffic business that we did not specifically assume or were misrepresented to us.

11.   During the first quarter of fiscal 2007, we incurred charges of $9,215,000 as we continued the implementation of the restructuring plan for our Intersection Control segment, which is comprised of the legacy operations of UST and Peek Traffic, to reduce costs through the reduction of overhead by closing two facilities and through the reduction of headcount. Included in this amount is $5,595,000 of restructuring charges recorded in operating expenses and $3,620,000 in inventory write-downs recorded in cost of sales. During fiscal 2006, we recorded $5,775,000 in restructuring charges, net of proceeds received on the sale of assets.

Under the restructuring plan, we divested and discontinued certain low-margin and non-core product lines primarily manufactured in our leased facilities located in Tecate, Mexico and Santa Fe Springs, California. These product lines include portable and permanent variable message signs, tunnel lighting, illuminated street signs and in-ground loop detectors. We have moved the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We are adopting an outsourcing strategy for non-core manufacturing processes and will continue to assemble and test products. We closed the manufacturing facilities in Santa Fe Springs, California and Tecate, Mexico in the first quarter of fiscal 2007.

The remaining cash portion of the plan is currently estimated to be approximately $4 million, net of cash to be received on the disposal of assets, consisting principally of approximately $1 million in employee severance and related benefit costs, $2 million in facility exit costs, consulting expense and other related costs and $1 million in lease obligations over the next two years. We expect implementation of the plan to be completed by the end of our fiscal 2007 second quarter.

Activity related to the restructuring plan was as follows:

	Employee
	Severance		Asset	Facility Exit
	and Related	Lease	Sales and	Costs, Legal
	Costs	Obligations	Write-offs	and Other	Total
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179	90	4,571	935	5,775
Cash proceeds (payments)	(179)	(90)	1,500	(601)	630
Non-cash charges			(5,908)		(5,908)
Accrual balance June 30, 2006	$—	$—	$163	$334	$497
Costs incurred	1,686	1,307	3,571	2,651	9,215
Cash proceeds (payments)	(556)	(130)	(114)	(1,540)	(2,340)
Non-cash charges			(3,620)		(3,620)
Accrual balance September 30, 2006	$1,130	$1,177	$—	$1,445	$3,752
Remaining expected plan costs	$146	—	$—	$602	$748
Total expected plan costs	$2,011	$1,397	$8,142	$4,188	$15,738

Employee severance and related costs include severance pay, related benefits and retention bonuses. We expect that the total workforce reduction associated with restructuring activities initiated during fiscal 2006 will be approximately 400 employees.

PART I—FINANCIAL INFORMATION

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quixote Corporation (the Company, we, our or us) and its subsidiaries develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. Our operations are comprised of three reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. Our three reportable segments are: the manufacture and sale of highway and transportation safety products which Protect and Direct, the manufacture and sale of products and services which Inform, and the manufacture and sale of products which are used for Intersection Control. The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems; computerized highway advisory radio transmitting systems; and other transportation equipment. The Intersection Control segment provides solutions for controlling intersections, including intelligent traffic control systems, pedestrian signals, video detection equipment and other transportation equipment.

Our products are sold principally through a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A large portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of approved highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects our business with generally a higher level of sales in our fourth fiscal quarter.

RESULTS OF OPERATIONS

Our results for the first three months of fiscal 2007 were affected by the restructuring in our Intersection Control segment, as expected. In our Protect and Direct and Inform segments, we continue to see improved performance driven by spending related to the passage of the federal highway spending bill (SAFETEA-LU) enacted in August 2005. We are seeing significantly increased order activity in our Inform segment with backlog at record levels. We believe the increase in sales and order activity reflects the continued improvements in our industry with the highway bill in place and improved state and municipal budgets. We were encouraged to see sales increase 5% in our Protect and Direct segment and increased profitability in both the Protect and Direct and Inform segments. Sales for the Intersection Control segment have decreased significantly from the prior year primarily due to the sale and discontinuation of products related to our restructuring initiative for the segment. See Note 11 and FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended
	September 30,
	2006	2005
Revenues by Segment:
Protect and Direct	$18,676,000	$17,820,000
Inform	6,096,000	6,432,000
Intersection Control	9,389,000	15,139,000
	$34,161,000	$39,391,000
Geographic Revenues:
Domestic	$29,679,000	$35,048,000
International	4,482,000	4,343,000
	$34,161,000	$39,391,000
Operating Profit (Loss) by Segment:
Protect and Direct	$3,291,000	$2,894,000
Inform	786,000	582,000
Intersection Control	(10,713,000)	(183,000)
Unallocated Corporate	(1,789,000)	(1,666,000)
	$(8,425,000)	$1,627,000
Gross profit percentage	23.5%	27.8%
Selling and administrative expenses as a percentage of sales	29.2%	21.6%
Diluted earnings (loss) per share	$(0.66)	$.03

Revenues

Our net sales for the first quarter of fiscal 2007 decreased $5,230,000, or 13%, to $34,161,000 from $39,391,000 for the first quarter last year. This was primarily due to the sale and discontinuation of several product lines in our Intersection Control segment related to the restructuring plan for this segment further discussed in Note 11.

Geographic—International sales for the first quarter of fiscal 2007 increased $139,000, or 3%, to $4,482,000, compared to $4,343,000 for the first quarter last year, due to increased sales across most major regions. International sales for the Inform segment were particularly strong in Canada due to the shipment of an order for weather stations. Domestic sales for the first quarter of fiscal 2007 decreased 15% to $29,679,000 from $35,048,000 due to decreased sales in the Intersection Control segment.

Protect and Direct—Net sales for the Protect and Direct segment for the first quarter of fiscal 2007 increased 5% to $18,676,000 from $17,820,000 for the first quarter last year. The increase in sales was primarily due to increased sales of parts, truck mounted attenuator, delineator and anti-icing product lines. These sales increases were offset somewhat by decreases in sales of permanent crash cushions, barrels and Triton® Barriers. International sales decreased 1% over the first quarter last year.

Inform—Net sales for the Inform segment for the first quarter of fiscal 2007 decreased 5%, or $336,000, to $6,096,000 from $6,432,000 for the first quarter last year primarily due to the sale of the weather forecasting product line at the end of fiscal 2006. Of the decrease, $232,000 relates to the sale of the weather forecasting product line. The remaining decline was due to decreased sales of traffic and weather sensing products and services, which were partially offset by increased sales of highway advisory radio products which doubled over the first quarter last year. Although this segment saw some softness in terms of shipments, order activity was strong resulting in a record backlog of $9.2 million.

Intersection Control—Net sales for the Intersection Control segment for the first quarter of fiscal 2007 decreased 38%, or $5,750,000, to $9,389,000 from $15,139,000 for the first quarter last year, primarily due to the sale and discontinuation of several product lines, including the portable and permanent variable message signs, tunnel lighting, illuminated street signs, in-ground loop detectors and automated traffic enforcement lines.

Gross Profit Margin

Our gross profit margin for the first quarter of fiscal 2007 was 23.5% compared to 27.8% for the first quarter last year, primarily due to the write-off of $3,620,000 of inventory in the Intersection Control segment as part of the restructuring plan discussed in Note 11. If we exclude the $3,620,000 in inventory write-offs from cost of sales, our consolidated gross margin for the first quarter of fiscal 2007 increased to 34.1% from 27.8% last year. The gross margin for the Protect and Direct segment improved due to volume efficiencies associated with the higher level of production, offset partially by higher freight costs. The gross profit margin for the Inform segment improved due to favorable sales mix due to increased sales of highway advisory radios. The gross profit margin for the Intersection Control segment decreased significantly due to the inventory write-offs as well as operating inefficiencies as manufacturing operations wound down in Santa Fe Springs, California and Tecate, Mexico.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2007 increased $1,468,000, or 17%, to $9,990,000 from $8,522,000 for the first quarter last year. Selling and administrative expenses in the Protect and Direct segment increased primarily due to higher variable costs associated with the higher sales level, increased legal costs related to patent defense and increased bad debt expense. Selling and administrative expenses in the Inform segment increased primarily due to the higher variable costs associated with higher sales of highway advisory radio products. Selling and administrative expenses in the Intersection Control segment were slightly higher than the first quarter last year due to increased bad debt expense. Selling and administrative expenses increased as a percentage of sales to 29.2% for the first quarter of 2007 from 21.6% last year due to the decreased level of sales and the fixed cost nature of many of the expenses.

Gain on Legal Settlement

As further discussed in Note 10, the first quarter of last year included a gain of $633,000 resulting from the settlement of claims with the seller of Peek Traffic.

Gain on Sale of Assets

As further discussed in Note 10, the first quarter of fiscal 2007 includes a gain on the sale of assets of $497,000 including a gain of $236,000 related to the sale of a building formerly used by the Protect and Direct segment and a gain of $261,000 related to the sale of the automated traffic enforcement product line within the Intersection Control segment. We may record an additional gain related to the sale of the automated enforcement product line of approximately $400,000 during the second quarter of fiscal 2007 dependent upon the receipt of contract consents from our customers.

Restructuring Costs

As further discussed in Note 11, the first quarter of fiscal 2007 includes $5,595,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs are $1,686,000 of employee severance costs, $1,307,000 of lease expense and $2,651,000 of shut-down and other related costs.

Research and Development

Research and development expenditures were $1,366,000 for the first quarter of fiscal 2007 compared to $1,430,000 for the first quarter last year. The decrease of $64,000 was due to decreased expenditures in the Inform segment, which were partially offset by increases in the Protect and Direct segment. Expenditures increased in the Protect and Direct segment due principally to outside testing of a product for the security market. Expenditures remained flat in the Intersection Control segment.

Operating Profit (Loss)

The operating loss for the first quarter of fiscal 2007 was $8,425,000, compared to operating profit of $1,627,000 for the first quarter of fiscal 2006. For the first quarter of fiscal 2007, operating profit for the Protect and Direct Group increased 14% to $3,291,000 from $2,894,000 for the first quarter last year due primarily to the increased sales level, favorable sales mix and the gain on sale of assets. Operating profit for the Inform segment was $786,000 compared to operating profit of $582,000 for the first quarter of last year due primarily to increased sales of highway advisory radio products. The operating loss for the Intersection Control segment increased to $10,713,000 from an operating loss of $183,000 for the first quarter of last year due primarily to restructuring costs. Without the special items including the $3,620,000 in inventory write-offs and the $5,595,000 of restructuring costs in the Intersection Control segment, the $497,000 in gain on sale of assets and last year’s $633,000 gain on legal settlement, operating profit was $293,000 in the current first quarter compared to operating profit of $994,000 for the first quarter last year. This decline in operating profit is due to manufacturing and operating inefficiencies related to the intersection control segment restructuring as we wound down operations at the Santa Fe Springs, California and Tecate, Mexico facilities.

Interest Expense

Interest expense for the first quarter of fiscal 2007 decreased to $1,098,000 from $1,183,000 for the first quarter last year. The decrease was due to the lower average level of debt offset somewhat by higher interest rates on our bank credit facility. The interest rate on our bank facility is based on prime or LIBOR, plus a margin.  Our overall weighted average interest rate was 7.0% as of September, 2006.

Income Tax Provision (Benefit)

The income tax benefit for the first quarter of fiscal 2007 was $3,613,000 representing a 38% effective income tax rate.

Net Earnings (Loss)

The net loss for the first quarter of fiscal 2007 was $5,895,000, or $0.66 cents per diluted share, compared to net earnings of $276,000, or $0.03 cents per diluted share, for the first quarter last year. Without the special items including the $3,620,000 in inventory write-offs, the $5,595,000 of restructuring costs, the $497,000 in gain on sale of assets and last year’s $633,000 gain on legal settlement, and applying a 38% effective tax rate, the net loss for the current first quarter was $490,000, or $0.06 per diluted share, compared to a net loss for the first quarter last year of $117,000, or $0.01 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $920,000 as of September 30, 2006 and access to additional funds of approximately $15 million under our bank collateralized credit agreement. We believe that this bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million secured revolving credit facility with a $10 million sub-facility for letters of credit. The Company must maintain a minimum availability of $5 million under the revolving credit facility. Total availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate. We are also required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are in compliance with these covenants and expect to remain in compliance through fiscal 2007. The agreement currently expires in April 2008, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

Our outstanding borrowings were $53,812,000, or 55.4% of total capitalization, as of September 30, 2006, of which $8,350,000 was outstanding related to the bank credit facility. This compares to $51,587,000, or 51.3% of total capitalization, as of June 30, 2006, of which $6,000,000 was outstanding related to the bank credit facility. As of September 30, 2006, we had approximately $15,000,000 in additional availability under the bank credit facility. Included in long-term debt as of September 30, 2006 and June 30, 2006 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025 and a $5 million five-year subordinated promissory note. The amount of standby letters of credit outstanding was $1,144,000 as of both September 30, 2006 and June 30, 2006.

Cash Flows

Cash flows used in operations were $1,438,000 during the first three months of fiscal 2007. This compares with $1,380,000 used in operations in the first three months of fiscal 2006. Cash flow generated by operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization and non-cash disposal of inventory. The cash provided by operations in the first three months of fiscal 2007 was more than offset by increased working capital, including increases in inventory and other assets.

Investing activities provided cash of $952,000 during the first three months of fiscal 2007, compared to using cash of $326,000 in the first three months of the prior year. Proceeds from the sale of assets provided cash of $1,768,000 during the first three months of fiscal 2007. Expenditures during the first three months of fiscal 2007 included $808,000 for capital expenditures.

Financing activities provided cash of $537,000 during the first three months of fiscal 2007, compared to $1,949,000 during the first three months of fiscal 2006. During the first three months of 2007, we borrowed a net $2,350,000 against our outstanding revolving credit facility. In addition, we paid $125,000 on notes payable. The payment of our semi-annual cash dividend used cash of $1,688,000. During the first three months of fiscal 2006 we paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic, recorded as treasury stock.

For fiscal 2007, we anticipate needing approximately $3,000,000 in cash for capital expenditures. We may require additional investments in working capital to support growth. We may also need additional funds to repurchase our own common stock from time to time or to acquire businesses that complement our existing operations. As discussed in Note 11 and FUTURE OUTLOOK, we currently estimate that the remaining cash portion of the restructuring plan for the Intersection Control segment will be approximately $4 million. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2006. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2006:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt(1)	$53,812	$453	$5,009	$40,000	$8,350
Estimated interest payments(2)	15,358	3,761	7,158	3,776	663
Operating leases	12,897	3,453	4,348	1,242	3,854
Minimum royalty payments	2,510	760	850	600	300
Retirement award program	759	81	125	83	470
Purchase obligations	10,966	10,966
Total	$96,302	$19,474	$17,490	$45,701	$13,637

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

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of September 30, 2006 was $1,077,000. We also have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure relating to letters of credit as of September 30, 2006 was $1,144,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 is continuing to improve prospects for increased spending for our products in fiscal 2007. State and local governments appear to be increasing spending on transportation safety in 2007 as both national and local economies improve. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will continue to increase.

As further discussed in Note 11, the restructuring plan for the Intersection Control segment is substantially complete. We have discontinued or sold certain Intersection Control product lines, including the portable and fixed overhead sign lines, the lighting product line and the automated enforcement line. For the remaining traffic control products within the Intersection Control segment, we are outsourcing manufacturing, but will continue to test, assemble and program operations for our newest products. In connection with the restructuring plan, we expect to record further cash charges of approximately $4 million. The remaining restructuring charges, estimated at approximately $800,000, are expected to be incurred before the end of our fiscal 2007 second quarter. We expect the plan will result in annualized operating cost savings of approximately $5 to $6 million. However, there can be no assurance that we will achieve that level of savings. After the product rationalization, annualized revenues for the Intersection Control segment are estimated to be approximately $38 million for fiscal 2007 from $56 million for fiscal 2006.

We believe fiscal 2007 will be a transitional year for us. We expect to see continued growth in sales and profitability for the Protect and Direct and Inform segments. We are beginning to see bids for large contracts for the Intersection Control segment after a decline in bid activity over the past couple years. Recently, we were awarded a $700,000 contract from the County of Los Angeles for traffic controllers. We believe that we are positioning this segment for success in the future and that it will be a modest contributor to our financial results for the second half of fiscal 2007.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. The gross profit margins of certain acquired product lines, primarily the traffic and intersection control product lines, are lower than our historical gross profit margin, which is currently adversely affecting our gross profit margin. We also experience rigorous price competition in our Intersection Control segment and weather sensing system product line. We do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2006 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management since the first quarter of fiscal 2006. In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by us are the most important to the presentation of our financial statements:

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

Income Taxes:   We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. We expect the deferred tax assets currently recorded to be fully realizable; however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No.158). This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. Because we currently do not have any such benefit plans, we do not expect the adoption of SFAS No. 158 to have an impact on our results of operations or financial position.

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

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2006 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

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

Substantially all of our business is transacted in U. S. dollars. We continue to evaluate the use of derivative financial instruments to manage the effects of foreign currency exchange rates changes. We do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the material weakness at the Santa Fe Springs and Tecate, Mexico facilities within our Intersection Control Segment as described below at paragraph (b), our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2006. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)      Management’s Report on Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during this fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Based on our assessment of our internal control over financial reporting for the last fiscal year, we determined that a material weakness existed in our internal controls over certain financial reporting controls as of June 30, 2006. Specifically, a number of control breakdowns in the operations at two facilities within our Intersection Control segment comprised of U.S. Traffic Corporation (UST) and Peek Traffic Corporation were identified. The control breakdowns were noted in financial reporting, revenue, expenditures, inventory and capital assets, which resulted in a few misstatements identified by our external auditors, Grant Thornton LLP. These control deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected by our internal control over financial reporting. Accordingly, we concluded that, as of June 30, 2006, our internal control over financial reporting was not effective based on the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission.

A comprehensive, detailed remediation plan was not developed as the facilities in Santa Fe Springs and Tecate, Mexico ceased manufacturing operations during the first quarter of fiscal 2007 as part of the restructuring plan described in Note 11. By the end of the second quarter of fiscal 2007, the facilities responsible for the control breakdowns will no longer be operating, which will result in the remediation of this material control weakness.

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

Item 6.                        Exhibits

(a)   Exhibits

31            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	November 9, 2006	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer, Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

31            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002