Form 10-Q
period 2006-12-31
QUIXOTE CORP
filed 2007-02-09
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,923,037 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of January 31, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Net sales	$64,816,000	$78,577,000
Cost of sales	45,803,000	56,417,000
Gross profit	19,013,000	22,160,000
Operating expenses:
Selling & administrative	17,382,000	17,874,000
Research & development	2,627,000	2,804,000
Gain on legal settlement		(633,000)
Gain on sale of assets	(593,000)
Restructuring costs	7,655,000
	27,071,000	20,045,000
Operating profit (loss)	(8,058,000)	2,115,000
Other income (expense):
Interest income	17,000	1,000
Interest expense	(2,291,000)	(2,289,000)
	(2,274,000)	(2,288,000)
Loss before income taxes	(10,332,000)	(173,000)
Income tax benefit	(3,926,000)	(66,000)
Net loss	$(6,406,000)	$(107,000)
Per share data—basic:
Net loss	$(0.72)	$(0.01)
Weighted average common shares outstanding	8,907,015	8,864,263
Per share data—diluted:
Net loss	$(0.72)	$(0.01)
Weighted average common shares outstanding	8,907,015	8,864,263
Cash dividends declared per common share	$0.19	$0.18

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Net sales	$30,655,000	$39,186,000
Cost of sales	19,671,000	27,972,000
Gross profit	10,984,000	11,214,000
Operating expenses:
Selling & administrative	7,392,000	9,352,000
Research & development	1,261,000	1,374,000
Gain on sale of assets	(96,000)
Restructuring costs	2,060,000
	10,617,000	10,726,000

Operating profit	367,000	488,000

Other income (expense):
Interest income	2,000
Interest expense	(1,193,000)	(1,106,000)
	(1,191,000)	(1,106,000)
Loss before income taxes	(824,000)	(618,000)
Income tax benefit	(313,000)	(235,000)
Net loss	$(511,000)	$(383,000)
Per share data—basic:
Net loss	$(0.06)	$(0.04)
Weighted average common shares outstanding	8,911,721	8,820,890
Per share data—diluted:
Net loss	$(0.06)	$(0.04)
Weighted average common shares outstanding	8,911,721	8,820,890
Cash dividends declared per common share	$0.19	$0.18

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$71,000	$869,000
Accounts receivable, net of allowance for doubtful accounts of $2,258,000 at December 31 and $1,816,000 at June 30	26,253,000	36,481,000
Refundable income taxes	2,612,000	238,000
Inventories, net:
Raw materials	9,488,000	10,356,000
Work in process	4,741,000	6,642,000
Finished goods	9,473,000	8,467,000
	23,702,000	25,465,000
Deferred income tax assets	3,824,000	3,824,000
Other current assets	1,582,000	952,000
Total current assets	58,044,000	67,829,000
Property, plant and equipment, at cost	41,895,000	46,714,000
Less accumulated depreciation	(24,039,000)	(27,179,000)
	17,856,000	19,535,000
Goodwill	17,385,000	17,385,000
Intangible assets, net	6,375,000	6,467,000
Deferred income tax assets	13,343,000	11,844,000
Other assets	1,787,000	2,143,000
	$114,790,000	$125,203,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	December 31,	June 30,
	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$360,000	$465,000
Accounts payable	5,778,000	13,234,000
Dividends payable	1,693,000	1,688,000
Accrued restructuring costs	2,586,000	497,000
Accrued expenses	7,226,000	8,164,000
Total current liabilities	17,643,000	24,048,000
Long-term debt, net of current portion	54,000,000	51,122,000
Other long-term liabilities	1,562,000	1,087,000
	73,205,000	76,257,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 10,904,678 shares at December 31 and at June 30	182,000	182,000
Capital in excess of par value of common stock	63,005,000	62,434,000
Retained earnings	2,127,000	10,226,000
Accumulated other comprehensive income	168,000	227,000
Treasury stock, at cost, 1,988,656 shares at December 31 and 2,008,636 shares at June 30	(23,897,000)	(24,123,000)
Total shareholders’ equity	41,585,000	48,946,000
	$114,790,000	$125,203,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net loss	$(6,406,000)	$(107,000)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation	1,878,000	2,578,000
Amortization	847,000	865,000
Non-cash inventory disposal	3,620,000
Gain on sale of assets	(593,000)
Provisions for losses on accounts receivable	238,000	(63,000)
Common stock issued for 401K plan	360,000	538,000
Stock-based compensation expense	437,000	470,000
Changes in operating assets and liabilities:
Accounts receivable	9,990,000	(3,448,000)
Inventories	(1,857,000)	(1,412,000)
Other assets	(602,000)	(1,346,000)
Income taxes	(3,873,000)	(79,000)
Accounts payable and accrued expenses	(5,936,000)	256,000
Other long-term liabilities	(15,000)	7,000
Net cash used in operating activities	(1,912,000)	(1,741,000)
Investing activities:
Capital expenditures	(1,386,000)	(1,193,000)
Patent expenditures	(486,000)	(150,000)
Proceeds from sale of assets	1,901,000
Net cash provided by (used in) investing activities.	29,000	(1,343,000)
Financing activities:
Proceeds from revolving credit agreement	15,400,000	20,100,000
Payments on revolving credit agreement	(12,400,000)	(12,600,000)
Payments on notes payable	(227,000)	(103,000)
Payment of semi-annual cash dividend	(1,688,000)	(1,595,000)
Purchase of treasury stock		(3,105,000)
Proceeds from exercise of common stock options		837,000
Net cash provided by financing activities	1,085,000	3,534,000
Increase (decrease) in cash and cash equivalents.	(798,000)	450,000
Cash and cash equivalents at beginning of period	869,000	156,000
Cash and cash equivalents at end of period	$71,000	$606,000

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

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

2.     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”. We adopted the provisions of SFAS No. 123(R) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the periods ended December 31, 2006 and 2005 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two current share-based compensation plans, which are described below.

Plan Descriptions

Our 2001 Employee Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and restricted shares to our employees for up to 1,125,000 shares, of which 150,000 shares were reserved for the grant of restricted stock awards. We believe that grants of stock options to employees generate an increased incentive for the employees to contribute to our future success and prosperity, thus enhancing our value for the benefit of our shareholders. The Plan provides for grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of

Directors. No grantee may receive option grants in excess of 100,000 shares per year. The stock options are granted with an exercise price equal to or greater than the fair market value of our stock on the date of grant. Employee options granted under the Plan expire not more than ten years from the grant date with vesting determined by the Committee. For grants currently outstanding, vesting is over a three year period, with one-third of the grant becoming exercisable at the end of each of the three years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

Our 2001 Non-Employee Directors Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 135,000 shares. We believe that grants of stock options to non-employee directors encourage the directors to acquire a long term proprietary interest in our growth and performance, and generate an increased incentive for the directors to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of its shareholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount, which is currently 5,000 stock options per each non-employee director annually. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting is over not less than a six-month period. As defined in the Director Plan, option awards provide for accelerated vesting if there is a change in control and upon the death of a director optionee.

Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from Treasury stock or may be shares purchased on the open market. We believe that we currently have adequate Treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2007. For both the Plan and the Director plan, the current share authorization for issuance of grants terminates on November 1, 2011.

We also have a retirement stock award program for certain key executives that was originally authorized under the 1993 Long-Term Stock Ownership Incentive Plan. This retirement stock award program is further described in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2006.

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for our plans was $437,000 and $470,000 for the six months ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $77,000 and $85,000 for those periods, and the net expense recorded was $360,000 and $385,000, which was $0.04 per basic and diluted share outstanding for both periods.

As of December 31, 2006, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $1,071,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures. The 298,799 unvested options outstanding at December 31, 2006 had a weighted-average fair value of $5.69.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first six months of fiscal years 2007 and 2006. Expected volatilities are based on historical volatility of our stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	2007 YTD	2006 YTD
Risk free interest rate	4.7%	4.1%
Expected dividend yield	2.28%	1.73%
Weighted average expected volatility	39%	42%
Expected term	3.9 – 5.8 years	3.7 – 6.0 years
Weighted average expected term	4.4 years	4.5 years
Weighted average grant date fair value	$4.95	$7.32

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	114,200	$21.02
Exercised	(102,648)	$15.87
Cancelled or expired	(6,566)	$21.73
Outstanding at December 31, 2005	1,014,957	$18.72	3.8 Years	$2,702,000
Outstanding at July 1, 2006	944,902	$18.98
Granted	187,000	$18.65
Exercised	—	—
Cancelled or expired	(144,333)	$24.73
Outstanding at December 31, 2006	987,569	$18.07	3.5 Years	$2,526,000
Vested at December 31, 2006	688,770	$17.56	2.9 Years	$2,293,000

Options outstanding at December 31, 2006 are exercisable as follows: 688,770 currently, 162,543 within one year, 82,256 in two years and 54,000 thereafter. At December 31, 2005, 751,268 options were exercisable. As of December 31, 2006, we have 508,287 common shares reserved for our option and award plans available for future grants.

During the six months ended December 31, 2006 and 2005, the following activity occurred under our plans:

	Six Months Ended December 31,
	2006	2005
Total intrinsic value of stock options exercised	—	$673,000
Total fair value of stock options vested	$583,000	$685,000

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first six months of fiscal 2007 are not necessarily indicative of the performance for the entire year. Our business is historically seasonal with a higher level of sales in the fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
Numerator:
Net loss available to common shareholders	$(6,406,000)	$(107,000)	$(511,000)	$(383,000)
Denominator:
Weighted average shares outstanding—basic	8,907,015	8,864,263	8,911,721	8,820,890
Effect of dilutive securities—common stock options
Weighted average shares outstanding—diluted	8,907,015	8,864,263	8,911,721	8,820,890
Net loss per share of common stock:
Basic	$(0.72)	$(0.01)	$(0.06)	$(0.04)
Diluted	$(0.72)	$(0.01)	$(0.06)	$(0.04)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and six-month periods ended December 31, 2006 and 2005 and are as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
Average exercise price per share	$21.29	$24.00	$21.41	$24.00
Number of shares	544,000	374,000	519,000	374,000

In addition, employee stock options totaling 76,725 and 89,950 shares, respectively, for the six and three month periods ended December 31, 2006 and 138,127 and 125,123 shares, respectively, for the six and three month periods ending December 31, 2005 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

6.     Accumulated other comprehensive income consists of the following:

	December 31, 2006	December 31, 2005
Unrealized gain on derivative instrument:
Beginning balance—July 1	227,000	345,000
Amortization to earnings	(59,000)	(59,000)
Total accumulated comprehensive income	168,000	$286,000

7.     During the third quarter of fiscal 2006, we expanded the number of reportable segments from two to three segments. The segment financial data presented herein presents our three reportable segments—the manufacture and sale of products which Protect and Direct; the manufacture and sale of products which Inform; and the manufacture and sale of Intersection Control products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels, barriers and highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and to ease traffic congestion. The primary product lines within the Intersection Control segment include intelligent intersection control systems, pedestrian signals, video detection equipment and other transportation equipment. The products within this segment control traffic and ease traffic congestion, primarily related to intersections. Our segments are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2006.

The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2006 and 2005 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Intersection Control	Unallocated Corporate	Total
2006
SIX MONTHS
Net sales from external customers	$36,528,000	$11,710,000	$16,578,000		$64,816,000
Operating profit (loss)	6,939,000	1,567,000	(12,761,000)	$(3,803,000)	(8,058,000)
Unallocated interest and other				(2,274,000)	(2,274,000)
Total income (loss) before taxes	6,939,000	1,567,000	(12,761,000)	(6,077,000)	(10,332,000)
Identifiable assets	52,484,000	21,650,000	18,378,000	22,278,000	114,790,000
THREE MONTHS
Net sales from external customers	$17,852,000	$5,614,000	$7,189,000		$30,655,000
Operating profit (loss)	3,648,000	781,000	(2,048,000)	$(2,014,000)	367,000
Unallocated interest and other				(1,191,000)	(1,191,000)
Total income (loss) before taxes	3,648,000	781,000	(2,048,000)	(3,205,000)	(824,000)
2005
SIX MONTHS
Net sales from external customers	$36,199,000	$12,469,000	$29,909,000		$78,577,000
Operating profit (loss)	6,005,000	1,197,000	(1,396,000)	$(3,691,000)	2,115,000
Unallocated interest and other				(2,288,000)	(2,288,000)
Total income (loss) before taxes	6,005,000	1,197,000	(1,396,000)	(5,979,000)	(173,000)
Identifiable assets	51,713,000	23,056,000	53,104,000	13,555,000	141,428,000
THREE MONTHS
Net sales from external customers	$18,379,000	$6,037,000	$14,770,000		$39,186,000
Operating profit (loss)	3,111,000	615,000	(1,213,000)	$(2,025,000)	488,000
Unallocated interest and other				(1,106,000)	(1,106,000)
Total income (loss) before taxes	3,111,000	615,000	(1,213,000)	(3,131,000)	(618,000)

Identifiable assets of the Intersection Control segment as of December 31, 2006 decreased to $18,378,000 from $53,104,000 as of December 31, 2005 due to $13,374,000 in non-cash asset impairment charges made in the fourth quarter of the fiscal year ended June 30, 2006 as well as due to the sale and write off of assets as part of the restructuring of this segment over the last three quarters.

8.     Intangible assets consist of the following:

	December 31, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,621,000	$1,829,000	$1,792,000	$3,135,000	$1,758,000	$1,377,000
Technology and installed base	2,491,000	1,197,000	1,294,000	2,491,000	1,097,000	1,394,000
Customer relationships	3,807,000	1,963,000	1,844,000	3,807,000	1,698,000	2,109,000
Trade names	2,250,000	805,000	1,445,000	2,250,000	663,000	1,587,000
Other	640,000	640,000	—	640,000	640,000	—
Total	$12,809,000	$6,434,000	$6,375,000	$12,323,000	$5,856,000	$6,467,000

During the second quarter of fiscal 2007, we paid $459,000 for a patent relating to a sensor product line in the Inform segment. Intangible amortization expense was $578,000 and $597,000 for the six months ended December 31, 2006 and 2005, respectively. The estimated amortization expense for this fiscal year ended June 30, 2007 and for the four fiscal years subsequent to 2007 is as follows:  $1,180,000, $1,130,000, $919,000, $806,000 and $707,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of December 31, 2006 and June 30, 2006. For the Intersection Control segment, the remaining goodwill of $11,397,000 was written off in the fourth quarter of fiscal 2006.

9.     Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,238,000 in fiscal year 2007, $3,814,000 in fiscal years 2008 to 2009, $1,192,000 in fiscal years 2010 to 2011 and $3,854,000 thereafter, for an aggregate of $12,098,000. The annual minimum future rentals include lease obligations related to our Sante Fe Springs, California facility, for which we have accrued $1,331,000 as part of our restructuring accrual as of December 31, 2006.

Product Warranty Liability

We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties typically varies (30 days to 1 year) by product. We accrue for product warranties when based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. Our estimated product warranty liability for the six-month periods ended December 31 is as follows:

	2006	2005
Beginning Balance—July 1	$927,000	$2,510,000
Current provisions, net	(117,000)	(102,000)
Expenditures and settlements	(374,000)	(313,000)
Ending balance—December 31	$436,000	$2,095,000

Legal

We are involved in several pending judicial proceedings for product liability claims and other damages arising out of the conduct of our business. We record loss contingencies where appropriate within the guidelines established by Statement of FAS No. 5 “Accounting for Contingencies”. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

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

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $1,026,000 at December 31, 2006 and $3,028,000 at June 30, 2006. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities and other liabilities. The total amount of standby letters of credit that were outstanding was $1,294,000 and $1,144,000 at December 31, 2006 and June 30, 2006, respectively. We have included $1,314,000 in accrued liabilities for potential workers’ compensation liabilities as of December 31, 2006.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,210,000 through fiscal year 2012. We have included $443,000 in accrued liabilities for current obligations relating to royalty agreements as of December 31, 2006.

10.   We sold our automated traffic enforcement product line to Traffipax, Inc. during the first quarter of fiscal 2007 for maximum cash proceeds of $800,000 of which we received $345,000 through December 31, 2006. We are transferring to Traffipax city and county contracts to provide red light enforcement and speed enforcement services, as well as related assets. Several of our employees are being hired by Traffipax to service the transferred contracts. During the first six months of fiscal 2007, we recognized a net gain of $223,000 on the sale of assets of the automated traffic enforcement product line.

During the second quarter of fiscal 2007, we received contingent proceeds of $134,000 of a maximum of $285,000 relating to the sale of the weather forecasting product line in the Inform segment in the fourth quarter of fiscal 2006.

During the first quarter of fiscal 2007, we sold a former captive manufacturing facility of the Protect and Direct segment located in South Bend, Indiana to Elkhart Plastics, Inc. Since June 30, 2005, we had been renting the facility to the buyer. Our net proceeds from the sale of this facility were $1,423,000 and we recognized a gain on the sale of assets of $236,000.

During September 2005, we settled all claims arising from the 2003 acquisition of the Peek Traffic Corporation business with the Peek Traffic Group Limited and its affiliates (the Sellers) for $633,000 in cash, net of legal expenses. Also, as part of the settlement, the Sellers sold us 150,603 shares of our common stock for $3,105,000, or $20.62 per share. We had claimed damages from the Sellers of the Peek Traffic business arising from the Sellers’ breaches of representations and warranties in the asset purchase agreement and from certain liabilities of the Peek Traffic business that we did not specifically assume or were misrepresented to us.

11.   During the second quarter of fiscal 2007, we incurred charges of $2,060,000 as we implemented the restructuring plan for our Intersection Control segment to reduce costs through the reduction of overhead and headcount by closing two facilities.  Included in the restructuring costs for the second quarter of fiscal 2007 are $172,000 of employee severance costs, $661,000 of lease expense and $1,227,000 of shut-down and other related costs.  The amount of restructuring costs recorded during the second quarter of 2007 was higher than expected primarily due to a breakdown in negotiations relating to a sublease of our Santa Fe Springs, California facility between our landlord and the potential sub-lessee during the quarter. As a result, we recorded $661,000 during the quarter in additional restructuring costs relating to lease obligations which were not previously anticipated. In addition, the facility exit and other shut-down costs were higher than originally expected primarily due to changes in estimates related to contractual obligations.

During the first quarter of fiscal 2007, we incurred charges of $9,215,000 related to the restructuring plan. Included in this amount is $5,595,000 of restructuring charges recorded in operating expenses and $3,620,000 in inventory write-downs recorded in cost of sales. During fiscal 2006, we recorded $5,775,000 in restructuring charges, net of proceeds received on the sale of assets.

Under the restructuring plan, we divested and discontinued certain low-margin and non-core product lines primarily manufactured in our leased facilities in Tecate, Mexico and Santa Fe Springs, California. These product lines include portable and permanent variable message signs, tunnel lighting and illuminated street signs. We have moved the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We have adopted an outsourcing strategy for non-core manufacturing processes, but will continue to perform final assembly and testing of products. The manufacturing operations  in Santa Fe Springs, California and Tecate, Mexico facilities ceased in the first quarter of fiscal 2007.

The remaining cash portion of the plan is currently estimated to be approximately $2.6 million which consists principally of approximately $0.6 million in employee severance and related benefit costs, $0.7 million in facility exit costs, consulting expense and other related costs and $1.3 million in lease obligations over the next two years. The restructuring plan was completed as of the end of our fiscal 2007 second quarter and we currently do not expect to record any further restructuring costs.

Activity related to the restructuring plan was as follows:

	Employee Severance and Related Costs	Lease Obligations	Asset Sales and Write-offs	Facility Exit Costs, Legal and Other	Total
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179	90	4,571	935	5,775
Cash proceeds (payments)	(179)	(90)	1,500	(601)	630
Non-cash charges			(5,908)		(5,908)
Accrual balance June 30, 2006	$—	$—	$163	$334	$497
Costs incurred	1,686	1,307	3,571	2,651	9,215
Cash proceeds (payments)	(556)	(130)	(114)	(1,540)	(2,340)
Non-cash charges			(3,620)		(3,620)
Accrual balance September 30, 2006	$1,130	$1,177	$—	$1,445	$3,752
Costs incurred	172	661		1,227	2,060
Cash proceeds (payments)	(699)	(507)		(2,020)	(3,226)
Non-cash charges
Accrual balance December 31, 2006	$603	$1,331	$	$652	$2,586
Remaining expected plan costs	$—	$—	$—	$—	$—
Total expected plan costs	$2,037	$2,058	$8,142	$4,813	$17,050

Employee severance and related costs include severance pay, related benefits and retention bonuses. The total workforce reduction associated with restructuring activities initiated during fiscal 2006 was approximately 400 employees.

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

Our products are sold principally through a distribution network to customers in the highway construction and safety business, state departments of transportation, county and local governments and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A large portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of approved highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects our business with historically a higher level of sales in our fourth fiscal quarter.

RESULTS OF OPERATIONS

Our results for the first six months of fiscal 2007 were affected by the restructuring in our Intersection Control segment, as expected. Sales for the second quarter of fiscal 2007 declined in all three operating segments compared to the second quarter of last year as we await the full effect of the federal highway bill. However, we were encouraged to see improved operating profit in our Protect and Direct and Inform segments due primarily to favorable product sales mix. In addition, we are seeing increased order activity in our Inform segment. We believe the increase in order activity reflects the continued improvements in our industry with the highway bill in place and improved state and municipal budgets. Sales for the Intersection Control segment have decreased significantly from the prior year primarily due to the sale and discontinuation of products related to our restructuring plan for the segment. In addition, the Intersection Control segment recorded a modest profit for the second quarter, excluding restructuring costs and a loss on the sale of assets, which was sooner than we originally expected. See Note 11 to the financial statements and FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues by Segment:
Protect and Direct	$17,852,000	$18,379,000	$36,528,000	$36,199,000
Inform	5,614,000	6,037,000	11,710,000	12,469,000
Intersection Control	7,189,000	14,770,000	16,578,000	29,909,000
	$30,655,000	$39,186,000	$64,816,000	$78,577,000
Geographic Revenues:
Domestic	$24,102,000	$32,361,000	$53,781,000	$67,409,000
International	6,553,000	6,825,000	11,035,000	11,168,000
	$30,655,000	$39,186,000	$64,816,000	$78,577,000
Operating Income (Loss) by Segment:
Protect and Direct	$3,648,000	$3,111,000	$6,939,000	$6,005,000
Inform	781,000	615,000	1,567,000	1,197,000
Intersection Control	(2,048,000)	(1,213,000)	(12,761,000)	(1,396,000)
Unallocated Corporate	(2,014,000)	(2,025,000)	(3,803,000)	(3,691,000)
	$367,000	$488,000	$(8,058,000)	$2,115,000
Gross profit percentage	35.8%	28.6%	29.3%	28.2%
Selling and administrative expenses as a percentage of sales	24.1%	23.9%	26.8%	22.7%
Diluted loss per share	$(0.06)	$(0.04)	$(0.72)	$(0.01)

Revenues

Our net sales for the second quarter of fiscal 2007 decreased $8,531,000, or 22%, to $30,655,000 from $39,186,000 for the second quarter last year. This was primarily due to the sale and discontinuation of several product lines in our Intersection Control segment related to the restructuring of this segment further discussed in Note 11 to the financial statements.

Our net sales for the first six months of fiscal 2006 decreased $13,761,000, or 18%, to $64,816,000 from $78,577,000 for the same period last year primarily due to the restructuring of the Intersection Control segment.

Geographic—International sales for the second quarter of fiscal 2007 decreased $272,000, or 4%, to $6,553,000, compared to $6,825,000 for the second quarter last year, primarily due to decreased sales of Intersection Control products across most major regions. International sales of weather systems for the Inform segment increased due to strong sales in Canada. International sales for the Protect and Direct segment increased 5% over the second quarter last year. Domestic sales for the second quarter of fiscal 2007 decreased 26% to $24,102,000 from $32,361,000 primarily due to decreased sales in the Intersection Control segment.

International sales for the first six months of fiscal 2007 decreased $133,000, or 1%, to $11,035,000, compared to $11,168,000 for the same period last year, primarily due to decreased sales of Intersection Control products across most major regions. International sales for the Inform segment increased 81% over the prior period due to sales of weather systems in Canada. International sales for the Protect and Direct segment increased 2% over the prior period. Domestic sales for the first six months of fiscal 2007 decreased 20% to $53,781,000 from $67,409,000 primarily due to decreased sales in the Intersection Control segment.

Protect and Direct—Net sales for the Protect and Direct segment for the second quarter of fiscal 2007 decreased 3% to $17,852,000 from $18,379,000 for the second quarter last year primarily due to decreased sales of sand-filled barrels and Triton® barriers. Sales of truck-mounted attenuators increased 31% as demand continues for the new SSTTM, trailer-mounted attenuator. International sales increased 5% over the second quarter last year.

Net sales for the Protect and Direct segment for the first six months of fiscal 2007 increased 1% to $36,528,000 from $36,199,000 for the same period last year. The increase in sales was primarily due to increased sales of truck-mounted attenuators and parts. Sales of permanent crash cushions, sand-filled barrels and Triton® barriers decreased from the prior year period.

Inform—Net sales for the Inform segment for the second quarter of fiscal 2006 decreased 7%, or $423,000, to $5,614,000 from $6,037,000 for the second quarter last year, primarily due to the sale of the weather forecasting product line at the end of fiscal 2006. Excluding $605,000 in sales related to the weather forecasting product line in the second quarter last year, sales for the Inform segment increased 3% over the second quarter last year driven by sales of highway advisory radio products.

Net sales for the Inform segment for the first six months of fiscal 2007 decreased 6%, or $759,000, to $11,710,000 from $12,469,000 for the same period last year, again primarily due to the sale of the weather forecasting line. Excluding $837,000 in sales related to the weather forecasting product line in the first six months of last year, sales for the Inform segment increased slightly. Sales of highway advisory radio products and traffic sensing products increased, offset somewhat by decreased sales of weather sensing systems.

Intersection Control—Net sales for the Intersection Control segment for the second quarter of fiscal 2007 decreased 51%, or $7,581,000, to $7,189,000 from $14,770,000 for the second quarter last year, primarily due to the sale and discontinuation of several product lines, including the portable and permanent variable message signs, tunnel lighting, illuminated street signs and automated traffic enforcement lines. Although sales declined as planned for the segment during the quarter related to the restructuring plan, we are beginning to see bid opportunities for large contracts for this segment after a decline in bid activity over the past couple years. In January 2007, we were awarded a $20 million contract from the New York City Department of Transportation for traffic controllers.

Net sales for the Intersection Control segment for the first six months of fiscal 2007 decreased 45%, or $13,331,000, to $16,578,000 from $29,909,000 for the same period last year, primarily due to the sale and discontinuation of product lines.

Gross Profit Margin

Our gross profit margin for the second quarter of fiscal 2007 was 35.8% compared to 28.6% for the second quarter last year, primarily due to efficiencies in the restructured Intersection Control segment. The gross margins for the Protect and Direct segment also increased due to a favorable product sales mix with strong high-margin part sales during the current second quarter. The gross profit margin for the Inform segment decreased due to unfavorable product mix.

Our gross profit margin for the first six months of fiscal 2007 was 29.3% compared to 28.2% for the same period last year. If we exclude the $3,620,000 in inventory write-offs incurred in the first quarter as part of the Intersection Control segment restructuring from cost of sales, our consolidated gross margin for the first six months of fiscal 2007 increased to 34.9% from 28.2% last year. This improvement in gross margin was due to efficiencies related to the restructuring initiative in the Intersection Control segment. Gross margins improved in both the Protect and Direct segment and the Inform segment due to favorable product sales mix.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2007 decreased $1,960,000, or 21%, to $7,392,000 from $9,352,000 for the second quarter last year. Selling and administrative expenses in the Intersection Control segment decreased 50% to $1,333,000 from $2,688,000 for the second quarter last year due to lower personnel costs and other savings as a result of the restructuring plan. Selling and administrative expenses in the Inform segment decreased primarily due to lower personnel-related expenses. Selling and administrative expenses in the Protect and Direct segment decreased slightly from the second quarter last year. Selling and administrative expenses increased slightly as a percentage of sales to 24.1% for the second quarter of 2007 from 23.9% last year.

Selling and administrative expenses for the first six months of fiscal 2007 decreased $492,000, or 3%, to $17,382,000 from $17,874,000 for the same period last year. Selling and administrative expenses in the Intersection Control segment decreased $1,256,000, or 24% due to savings as a result of the restructuring plan. Selling and administrative expenses in the Inform segment decreased due to lower personnel expenses.These decreases were partially offset by increased selling and administrative expenses in the Protect and Direct segment due to increased legal costs related to patent defense and increased bad debt expense. Selling and administrative expenses increased as a percentage of sales to 26.8% for the first six months of 2007 from 22.7% last year due to the decreased level of sales and the fixed cost nature of many of the expenses.

Gain on Sale of Assets

As further discussed in Note 10 to the financial statements, we recorded a net gain on the sale of assets of $96,000 in the second quarter of fiscal 2007, including a gain of $134,000 resulting from contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment and a loss of $38,000 on the sale of assets related to the sale of the automated enforcement product line within the Intersection Control segment. We may record an additional gain related to the sale of the automated enforcement product line of approximately $450,000 during the third quarter of fiscal 2007 dependent upon the receipt of contract consents from our customers.

During the first six months of fiscal 2007, we recorded a net gain on the sale of assets of $593,000, including a gain of $236,000 related to the sale of a building formerly used by the Protect and Direct segment, a gain of $223,000 related to the sale of the automated traffic enforcement product line within the Intersection Control segment and a gain of $134,000 resulting from contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment.

Restructuring Costs

As further discussed in Note 11 to the financial statements, the second quarter of fiscal 2007 includes $2,060,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs are $172,000 of employee severance costs, $661,000 of lease expense and $1,227,000 of shut-down and other related costs. We currently do not expect to record any further restructuring costs.

The first six months of fiscal 2007 includes $7,655,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs are $1,858,000 of employee severance costs, $1,968,000 of lease expense and $3,829,000 of shut-down and other related costs.

Gain on Legal Settlement

As further discussed in Note 10 to the financial statements, the first quarter of last year included a gain of $633,000 resulting from the settlement of claims with the seller of Peek Traffic.

Research and Development

Research and development expenditures decreased to $1,261,000 for the second quarter of fiscal 2007 compared to $1,374,000 for the second quarter last year. The decrease of $113,000 was primarily due to decreased expenditures in the Intersection Control segment. Expenditures decreased slightly in the Protect and Direct segment. Expenditures increased in the Inform segment for product upgrades and enhancements to existing product lines and the development of new products.

Research and development expenditures decreased to $2,627,000 for the first six months of fiscal 2007 compared to $2,804,000 for the same period last year. The decrease of $177,000 was primarily due to decreased expenditures in both the Intersection Control and Inform segments. Expenditures increased in the Protect and Direct segment due principally to outside testing of a product for the security market.

Operating Profit (Loss)

Operating profit for the second quarter of fiscal 2007 was $367,000, compared to operating profit of $488,000 for the second quarter of fiscal 2006. Without the special items including the $2,060,000 of restructuring costs and the net $96,000 gain on sale of assets, operating profit was $2,331,000 in the current second quarter compared to operating profit of $488,000 for the second quarter last year. This improvement in operating profit is primarily due to manufacturing and operating efficiencies related to the restructuring of the Intersection Control segment. For the second quarter of fiscal 2007, operating profit for the Protect and Direct segment increased 17% to a second quarter record of $3,648,000 from $3,111,000 for the second quarter last year due primarily to improved gross margins. Operating profit for the Inform Group increased due to lower selling and administrative expenses primarily related to lower personnel costs. The Intersection Control segment had an operating loss of $2,048,000, compared to an operating loss of $1,213,000 for the second quarter last year. Without the special items including the $2,060,000 in restructuring costs and a loss of the sale of assets of $38,000, the Intersection Control segment had operating profit of $50,000 compared to an operating loss of $1,213,000 for the second quarter last year due to manufacturing and operating efficiencies as a result of the restructuring plan.

The operating loss for the first six months of fiscal 2007 was $8,058,000, compared to operating profit of $2,115,000 for the first six months of fiscal 2006. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs, the $593,000 gain on sale of assets and last year’s $633,000 gain on legal settlement, operating profit was $2,624,000 in the current six-month period compared to operating profit of $1,482,000 for the same period last year. This improvement in operating profit is primarily due to manufacturing and operating efficiencies related to the restructuring of the Intersection Control segment. For the first six months of fiscal 2007, operating profit for the Protect and Direct Group increased 16% to $6,939,000 from $6,005,000 for the same period last year due primarily to improved gross profit margins. Operating profit for the Inform segment was $1,567,000 compared to operating profit of $1,197,000 for the first six months of last year due primarily to lower selling and administrative costs. The operating loss for the Intersection Control segment increased to $12,761,000 from an operating loss of $1,396,000 for the first six months of last year. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs, the $223,000 gain on sale of assets and last year’s $633,000 gain on legal settlement, the operating loss for the Intersection Control segment decreased to $1,619,000 in the current six-month period from an operating loss of $2,030,000 for the same period last year due to manufacturing and operating efficiencies as a result of the restructuring plan.

Interest Expense

Interest expense for the second quarter of fiscal 2007 increased to $1,193,000 from $1,106,000 for the second quarter last year. The increase was due to higher interest rates. The interest rate on our $40 million in Convertible Senior Subordinated Notes is 7%. The interest rate on our bank credit facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.9% as of December 31, 2006.

Interest expense for the first six months of fiscal 2007 increased to $2,291,000 from $2,289,000 for the same period last year. The increase was due to the higher interest rates. Interest expense is expected to be approximately $4.5 million for fiscal 2007, which includes approximately $650,000 in amortization of deferred debt issue costs.

Provision for Income Taxes

The income tax benefit for the second quarter of fiscal 2007 was $313,000 representing a 38% effective income tax rate. The income tax benefit for the first six months of fiscal 2007 was $3,926,000.

Net Earnings (Loss)

The net loss for the second quarter of fiscal 2007 was $511,000, or $0.06 cents per diluted share, compared to a net loss of $383,000, or $0.04 cents per diluted share, for the second quarter last year. Without the special items including the $2,060,000 of restructuring costs and the $96,000 in gain on sale of assets, and applying a 38% effective tax rate, net earnings for the current second quarter were $707,000, or $0.08 per diluted share, compared to a net loss for the second quarter last year of $383,000, or $0.04 per diluted share.

The net loss for the first six months of fiscal 2007 was $6,406,000, or $0.72 cents per diluted share, compared to a net loss of $107,000, or $0.01 cents per diluted share, for the same period last year. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs, the $593,000 in gain on sale of assets and last year’s $633,000 gain on legal settlement, and applying a 38% effective tax rate, net earnings for the current six-month period were $217,000, or $0.02 per diluted share, compared to a net loss for the same period last year of $499,000, or $0.06 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $71,000 as of December 31, 2006 and access to additional funds of approximately $17 million under our secured bank credit agreement. We believe that this bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million revolving credit facility with a $10 million sub-facility for letters of credit. The Company must maintain a minimum availability of $5 million under the revolving credit facility. Total availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate. We are also required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are in compliance with these covenants and expect to remain in compliance through fiscal 2007. The agreement currently expires in April 2008, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

Our outstanding borrowings were $54,360,000, or 56.7% of total capitalization, as of December 31, 2006, of which $9,000,000 was outstanding related to the bank credit facility. This compares to $51,587,000, or 51.3% of total capitalization, as of June 30, 2006, of which $6,000,000 was outstanding related to the bank credit facility. As of December 31, 2006, we had approximately $17,000,000 in additional availability under the bank credit facility. Included in long-term debt as of December 31, 2006 and June 30, 2006 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025 and a $5 million five-year subordinated promissory note. The amount of standby letters of credit outstanding was $1,294,000 as of December 31, 2006 and $1,144,000 as of June 30, 2006.

Cash Flows

Cash used in operations was $1,912,000 during the first six months of fiscal 2007. This compares with $1,741,000 used in operations in the first six months of fiscal 2006. The cash used in operations in the first six months of fiscal 2007 was primarily due to increased working capital, including increases in inventory and decreases in accounts payable and other accrued expenses, offset by increased collections of accounts receivable.

Investing activities provided cash of $29,000 during the first six months of fiscal 2007, compared to using cash of $1,343,000 in the first six months of the prior year. Proceeds from the sale of assets provided cash of $1,901,000 during the first six months of fiscal 2007. Expenditures during the first six months of fiscal 2007 included $1,386,000 for capital expenditures.

Financing activities provided cash of $1,085,000 during the first six months of fiscal 2007, compared to $3,534,000 during the first six months of fiscal 2006. During the first six months of 2007, we borrowed a net $3,000,000 against our outstanding revolving credit facility. In addition, we paid $227,000 on notes payable. The payment of our semi-annual cash dividend used cash of $1,688,000. During the first six months of fiscal 2006 we paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic, recorded as treasury stock.

For the remainder of fiscal 2007, we anticipate needing approximately $2,000,000 in cash for capital expenditures. We may require additional investments in working capital to support growth. We may also need additional funds to repurchase our own common stock from time to time or to acquire businesses that complement our existing operations. As discussed in Note 11 and FUTURE OUTLOOK, we currently estimate that the remaining cash portion of the restructuring plan for the Intersection Control segment will be approximately $2.6 million. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2006. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2006:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt(1)	$54,360	$360	$5,000	$40,000	$9,000
Estimated interest payments(2)	13,801	3,758	7,080	1,943	1,020
Operating leases	12,098	3,238	3,814	1,192	3,854
Minimum royalty payments	2,210	760	850	600
Retirement award program	759	81	125	83	470
Purchase obligations	4,874	4,874
Total	$88,102	$13,071	$16,869	$43,818	$14,344

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

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of December 31, 2006 was $1,026,000. We also have standby letters of credit covering potential workers’ compensation and other liabilities. The total standby exposure relating to letters of credit as of December 31, 2006 was $1,294,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 will improve prospects for increased spending for our products in the second half of fiscal 2007. State and local governments appear to be increasing spending on transportation safety in 2007 as both national and local economies improve. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will continue to increase.

As further discussed in Note 11 to the financial statements, the restructuring plan for the Intersection Control segment is now fully complete and we currently do not expect to record any further restructuring charges. The remaining cash expenditures in connection with the restructuring plan are approximately $2.6 million. We expect the restructuring will result in annualized operating cost savings of approximately $5 to $6 million. However, there can be no assurance that we will achieve that level of savings. After the product rationalization, annualized revenues for the Intersection Control segment are estimated to be approximately $35 million for fiscal 2007 compared with $56 million for fiscal 2006.

We believe fiscal 2007 is a transitional year for us. We expect to see continued growth in sales and profitability for the Protect and Direct and Inform segments. We are beginning to see bids for large contracts for the Intersection Control segment after a decline in bid activity over the past couple years. In January 2007, we were awarded a $20 million contract from the New York City Department of Transportation for traffic controllers. We believe that this award, along with the completion of the restructuring plan, are important steps in reaching profitability for this segment. For the second half of fiscal 2007, we believe this segment will contribute modestly to our financial results.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. The gross profit margins of certain acquired product lines, primarily the traffic and intersection control product lines, are lower than our historical gross profit margin, which is currently adversely affecting our gross profit margin. We also experience rigorous price competition in our Intersection Control segment, and weather sensing system product line. We do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets, accrued restructuring costs and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2006 consolidated financial statements includes a summary of the significant accounting policies, methods and types of estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and types of estimates used by management since the first quarter of fiscal 2006. In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of our consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by us are the most important to the presentation of our financial statements:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation as of June 30, 2006 and that our assessment for fiscal 2007 has not yet been completed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness at the Santa Fe Springs and Tecate, Mexico facilities within our Intersection Control Segment as described below at paragraph (b), our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, December 31, 2006. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)   Management’s Report on Internal Controls Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during this last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Based on our assessment of our internal control over financial reporting for the last fiscal year, we determined that a material weakness existed in our internal controls over certain financial reporting controls as of June 30, 2006. Specifically, a number of control breakdowns in the operations at our Santa Fe Springs, California and Tecate, Mexico facilities within our Intersection Control segment were identified. The control breakdowns were noted in financial reporting, revenue, expenditures, inventory and capital assets, which resulted in a few misstatements identified by our external auditors, Grant Thornton LLP. These control deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected by our internal control over financial reporting. Accordingly, we concluded that, as of June 30, 2006, our internal control over financial reporting was not effective based on the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission.

The manufacturing operations in the two facilities where control breakdowns were noted, Santa Fe Springs, California and Tecate, Mexico, ceased in the first quarter of fiscal 2007 as part of our restructuring activities. The Santa Fe Springs location still has some non-manufacturing operations; however, the primary accounting functions were transferred to another facility within the Intersection Control Segment during this second quarter. We believe that these actions have addressed and remediated this material control weakness. However, we have not completed this year’s internal control assessment.

PART II—OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

Item 1.                        Legal Proceedings

We are involved in several pending judicial proceedings for product liability claims and other damages arising out of the conduct of our business. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

Item 4.                        Submission of Matters to Vote of Security Holders

Our Annual Meeting of Stockholders was held on November 16, 2006. The matters voted on at the Annual Meeting were the following:

(1)         The election of James H. DeVries and Lawrence C. McQuade to serve as Directors for a three-year term until the annual meeting of stockholders in 2009.

(2)         The ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm.

Messrs. DeVries and McQuade were elected and the ratification of the appointment of Grant Thornton LLP was approved as a result of the following stockholder votes:

	For	Against	Abstain or Withheld
(1) Election of Directors
James H. DeVries	7,748,357		436,461
Lawrence C. McQuade	7,725,308		459,510
(2) Ratification of Grant
Thornton LLP	8,156,534	15,703	12,581

The terms of Leslie J. Jezuit, Daniel P. Gorey, Robert D. van Roijen, Jr., Duane M. Tyler and Joseph M. Giglio as directors continued after this meeting.

Item 6.                        Exhibits

(a) Exhibits

10(a)

First Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of December 1, 2006 by and between Quixote Corporation and certain subsidiaries thereof and LaSalle Bank National Association.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	February 8, 2007	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer,
Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

10(a)

First Amendment to Amended and Restated Credit Agreement, and Reaffirmation of Guaranties dated as of December 1, 2006 by and between Quixote Corporation and certain subsidiaries thereof and LaSalle Bank National Association

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002