Form 10-Q
period 2007-03-31
QUIXOTE CORP
filed 2007-05-10
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,018,526 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of April 30, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Net sales	$95,791,000	$116,047,000
Cost of sales	66,105,000	82,837,000
Gross profit	29,686,000	33,210,000
Operating expenses:
Selling & administrative	25,853,000	27,479,000
Research & development	3,849,000	4,427,000
Gain on legal settlement		(633,000)
Gain on sale of assets	(1,191,000)
Restructuring costs	7,655,000
	36,166,000	31,273,000
Operating profit (loss)	(6,480,000)	1,937,000
Other income (expense):
Interest income	17,000	1,000
Interest expense	(3,389,000)	(3,527,000)
	(3,372,000)	(3,526,000)
Loss before income taxes	(9,852,000)	(1,589,000)
Income tax benefit	(3,744,000)	(604,000)
Net loss	$(6,108,000)	$(985,000)
Per share data—basic:
Net loss	$(0.68)	$(0.11)
Weighted average common shares outstanding	8,920,521	8,856,525
Per share data—diluted:
Net loss	$(0.68)	$(0.11)
Weighted average common shares outstanding	8,920,521	8,856,525
Cash dividends declared per common share	$0.19	$0.18

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$30,975,000	$37,470,000
Cost of sales	20,302,000	26,420,000
Gross profit	10,673,000	11,050,000
Operating expenses:
Selling & administrative	8,471,000	9,605,000
Research & development	1,222,000	1,623,000
Gain on sale of assets	(598,000)
	9,095,000	11,228,000
Operating profit (loss)	1,578,000	(178,000)
Other income (expense):
Interest income
Interest expense	(1,098,000)	(1,238,000)
	(1,098,000)	(1,238,000)
Profit (loss) before income taxes	480,000	(1,416,000)
Income tax provision (benefit)	182,000	(538,000)
Net earnings (loss)	$298,000	$(878,000)
Per share data—basic:
Net earnings (loss)	$0.03	$(0.10)
Weighted average common shares outstanding	8,948,133	8,839,721
Per share data—diluted:
Net earnings (loss)	$0.03	$(0.10)
Weighted average common shares outstanding	9,040,559	8,839,721

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$452,000	$869,000
Accounts receivable, net of allowance for doubtful accounts of $1,601,000 at March 31 and $1,816,000 at June 30	27,220,000	36,481,000
Refundable income taxes	2,612,000	238,000
Inventories, net:
Raw materials	10,289,000	10,356,000
Work in process	5,172,000	6,642,000
Finished goods	9,191,000	8,467,000
	24,652,000	25,465,000
Deferred income tax assets	3,824,000	3,824,000
Other current assets	1,768,000	952,000
Total current assets	60,528,000	67,829,000
Property, plant and equipment, at cost	42,690,000	46,714,000
Less accumulated depreciation	(24,759,000)	(27,179,000)
	17,931,000	19,535,000
Goodwill	17,385,000	17,385,000
Intangible assets, net	6,072,000	6,467,000
Deferred income tax assets	13,168,000	11,844,000
Other assets	1,623,000	2,143,000
	$116,707,000	$125,203,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31, 2007	June 30, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$242,000	$465,000
Accounts payable	8,475,000	13,234,000
Dividends payable		1,688,000
Accrued restructuring costs	1,648,000	497,000
Accrued expenses	6,407,000	8,164,000
Total current liabilities	16,772,000	24,048,000
Long-term debt, net of current portion	55,250,000	51,122,000
Other long-term liabilities	1,242,000	1,087,000
	73,264,000	76,257,000
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 10,986,335 shares at March 31 and 10,904,678 shares at June 30	183,000	182,000
Capital in excess of par value of common stock	64,408,000	62,434,000
Retained earnings	2,425,000	10,226,000
Accumulated other comprehensive income	138,000	227,000
Treasury stock, at cost, 1,972,177 shares at March 31 and 2,008,636 shares at June 30	(23,711,000)	(24,123,000)
Total shareholders’ equity	43,443,000	48,946,000
	$116,707,000	$125,203,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(6,108,000)	$(985,000)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation	2,629,000	3,545,000
Amortization	1,292,000	1,304,000
Non-cash inventory disposal	3,620,000
Gain on sale of assets	(1,191,000)
Provisions for losses on accounts receivable	530,000	(64,000)
Common stock issued for 401K plan	690,000	899,000
Stock-based compensation expense	726,000	622,000
Changes in operating assets and liabilities:
Accounts receivable	8,731,000	2,191,000
Inventories	(2,807,000)	(2,877,000)
Other assets	(788,000)	(2,080,000)
Income taxes	(3,698,000)	(433,000)
Accounts payable and accrued expenses	(5,301,000)	(1,284,000)
Other long-term liabilities	(30,000)
Net cash provided by (used in) operating activities	(1,705,000)	838,000
Investing activities:
Capital expenditures	(2,212,000)	(2,442,000)
Patent expenditures	(494,000)	(310,000)
Proceeds from sale of assets	2,499,000
Net cash used in investing activities	(207,000)	(2,752,000)
Financing activities:
Proceeds from revolving credit agreement	21,400,000	28,850,000
Payments on revolving credit agreement	(17,150,000)	(19,350,000)
Payments on notes payable	(345,000)	(317,000)
Payment of semi-annual cash dividend	(3,381,000)	(3,185,000)
Purchase of treasury stock		(3,105,000)
Proceeds from exercise of common stock options	971,000	912,000
Net cash provided by financing activities	1,495,000	3,805,000
Increase (decrease) in cash and cash equivalents	(417,000)	1,891,000
Cash and cash equivalents at beginning of period	869,000	156,000
Cash and cash equivalents at end of period	$452,000	$2,047,000

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (SFAS No.159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our 2008 fiscal year. We are in the process of evaluating the impact that this statement will have on our results of operations and financial position, however we currently do not expect that the adoption will have a material impact.

2.     We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment” as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the periods ended March 31, 2007 and 2006 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two current share-based compensation plans, which are described below.

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

Our 2001 Non-Employee Director Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 135,000 shares. We believe that grants of stock options to non-employee directors encourage the directors to acquire a long term proprietary interest in our growth and performance, and generate an increased incentive for the directors to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of its shareholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount, which is currently 5,000 stock options per each non-employee director annually. The stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting is over not less than a six-month period. As defined in the Director Plan, option awards provide for accelerated vesting if there is a change in control and upon the death of a director optionee.

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

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for our plans was $726,000 and $785,000 for the nine months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $142,000 and $163,000 for those periods, and the net expense recorded was $585,000 and $622,000, which was $0.07 per basic share outstanding for both periods and $0.06 per diluted share outstanding for the nine months ended March 31, 2007 and $0.07 per diluted share outstanding for the nine months ended March 31, 2006.

As of March 31, 2007, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $1,020,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.0 year and will be adjusted for subsequent changes in estimated forfeitures. The 294,999 unvested options outstanding at March 31, 2007 had a weighted-average fair value of $5.68.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first nine months of fiscal years 2007 and 2006. Expected volatilities are based on historical volatility of our stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes.

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

	2007 YTD	2006 YTD
Risk free interest rate	4.7%	4.1%
Expected dividend yield	2.28%	1.73%
Weighted average expected volatility	39%	42%
Expected term	3.9 – 5.8 years	3.7 – 6.0 years
Weighted average expected term	4.4 years	4.5 years
Weighted average grant date fair value	$4.95	$7.32

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	114,200	$21.02
Exercised	(119,849)	$15.44
Cancelled or expired	(13,633)	$20.83
Outstanding at March 31, 2006	990,689	$18.81	3.4 Years	$6,015,000
Outstanding at July 1, 2006	944,902	$18.98
Granted	187,000	$18.65
Exercised	(82,500)	$11.99
Cancelled or expired	(170,533)	$24.28
Outstanding at March 31, 2007	878,869	$18.53	3.6 Years	$2,080,000
Vested at March 31, 2007	583,870	$18.16	3.1 Years	$1,796,000

Options outstanding at March 31, 2007 are exercisable as follows: 583,870 currently, 160,476 within one year, 81,190 in two years and 53,333 thereafter. At March 31, 2006, 739,200 options were exercisable. As of March 31, 2007, we have 534,487 common shares reserved for our option and award plans available for future grants.

During the nine months ended March 31, 2007 and 2006, the following activity occurred under our plans:

	Nine Months Ended March 31,
	2007	2006
Total intrinsic value of stock options exercised	$686,000	$866,000
Total fair value of stock options vested	$583,000	$730,000

3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

4.     Operating results for the first nine months of fiscal 2007 are not necessarily indicative of the performance for the entire year. Our business is historically seasonal with a higher level of sales in the fourth fiscal quarter.

5.     The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net profit (loss) available to common shareholders	$(6,108,000)	$(985,000)	$298,000	$(878,000)
Denominator:
Weighted average shares outstanding—basic	8,920,521	8,856,525	8,948,133	8,839,721
Effect of dilutive securities-common stock options			92,426
Weighted average shares outstanding—diluted	8,920,521	8,856,525	9,040,559	8,839,721
Net profit (loss) per share of common stock:
Basic	$(0.68)	$(0.11)	$0.03	$(0.10)
Diluted	$(0.68)	$(0.11)	$0.03	$(0.10)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and nine month periods ended March 31, 2007 and 2006 and are as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Average exercise price per share	$21.26	$25.22	$23.14	$25.22
Number of shares	518,533	264,800	248,000	264,800

In addition, employee stock options totaling 82,691 shares for the nine-month period ended March 31, 2007 and 141,226 and 149,108 shares, respectively, for the nine and three month periods ending March 31, 2006 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

6.     Accumulated other comprehensive income consists of the following:

	March 31,	March 31,
	2007	2006
Unrealized gain on derivative instrument:
Beginning balance—July 1	$227,000	$345,000
Amortization to earnings	(89,000)	(88,000)
Total accumulated comprehensive income	$138,000	$257,000

7.     The segment financial data presented herein presents our three reportable segments—the manufacture and sale of products which Protect and Direct; the manufacture and sale of products which Inform; and the manufacture and sale of Intersection Control products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels, barriers and highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and to ease traffic congestion. The primary product lines within the Intersection Control segment include intelligent intersection control systems, pedestrian signals, video detection equipment and other transportation equipment. The products within this segment control traffic and ease traffic congestion, primarily related to intersections. Our segments are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2006.

The following table presents financial information about reported segments for the nine-month and three-month periods ended March 31, 2007 and 2006 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and		Intersection	Unallocated
	Direct	Inform	Control	Corporate	Total
2007
NINE MONTHS
Net sales from external customers	$56,325,000	$16,618,000	$22,848,000		$95,791,000
Operating profit (loss)	10,487,000	2,151,000	(12,966,000)	$(6,152,000)	(6,480,000)
Unallocated interest and other				(3,372,000)	(3,372,000)
Total income (loss) before taxes	10,487,000	2,151,000	(12,966,000)	(9,524,000)	(9,852,000)
Identifiable assets	54,147,000	21,619,000	18,417,000	22,524,000	116,707,000
THREE MONTHS
Net sales from external customers	$19,797,000	$4,908,000	$6,270,000		$30,975,000
Operating profit (loss)	3,549,000	584,000	(206,000)	$(2,349,000)	1,578,000
Unallocated interest and other				(1,098,000)	(1,098,000)
Total income (loss) before taxes	3,549,000	584,000	(206,000)	(3,447,000)	480,000
2006
NINE MONTHS
Net sales from external customers	$55,434,000	$17,222,000	$43,391,000		$116,047,000
Operating profit (loss)	9,684,000	1,678,000	(3,687,000)	$(5,738,000)	1,937,000
Unallocated interest and other				(3,526,000)	(3,526,000)
Total income (loss) before taxes	9,684,000	1,678,000	(3,687,000)	(9,264,000)	(1,589,000)
Identifiable assets	51,814,000	21,029,000	51,450,000	15,629,000	139,922,000
THREE MONTHS
Net sales from external customers	$19,235,000	$4,754,000	$13,481,000		$37,470,000
Operating profit (loss)	3,678,000	481,000	$(2,290,000)	$(2,047,000)	(178,000)
Unallocated interest and other				(1,238,000)	(1,238,000)
Total income (loss) before taxes	3,678,000	481,000	(2,290,000)	(3,285,000)	(1,416,000)

Identifiable assets of the Intersection Control segment as of March 31, 2007 decreased to $18,417,000 from $51,450,000 as of March 31, 2006 due to $13,374,000 in non-cash asset impairment charges made in the fourth quarter of the fiscal year ended June 30, 2006 as well as due to the sale and write off of assets as part of the restructuring of this segment over the last four quarters.

8.     Intangible assets consist of the following:

	March 31, 2007			June 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Amortized intangible assets:
Patents and licenses	$3,629,000	$1,890,000	$1,739,000	$3,135,000	$1,758,000	$1,377,000
Technology and installed base	2,491,000	1,247,000	1,244,000	2,491,000	1,097,000	1,394,000
Customer relationships	3,807,000	2,092,000	1,715,000	3,807,000	1,698,000	2,109,000
Trade names	2,250,000	876,000	1,374,000	2,250,000	663,000	1,587,000
Other	640,000	640,000	—	640,000	640,000	—
Total	$12,817,000	$6,745,000	$6,072,000	$12,323,000	$5,856,000	$6,467,000

We paid $494,000 for patents and licenses in the first nine months of fiscal 2007, including $459,000 for a patent relating to a sensor product line in the Inform segment. Intangible amortization expense was $888,000 and $901,000 for the nine months ended March 31, 2007 and 2006, respectively. The estimated amortization expense for this fiscal year ended June 30, 2007 and for the four fiscal years subsequent to 2007 is as follows: $1,180,000, $1,131,000, $919,000, $807,000 and $708,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of March 31, 2007 and June 30, 2006. For the Intersection Control segment, the remaining goodwill of $11,397,000 was written off in the fourth quarter of fiscal 2006.

9.     Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,249,000 in fiscal year 2007, $4,048,000 in fiscal years 2008 to 2009, $1,066,000 in fiscal years 2010 to 2011 and $3,854,000 thereafter, for an aggregate of $12,217,000. The annual minimum future rentals include lease obligations related to our Santa Fe Springs, California facility, for which we have accrued $980,000 as part of our restructuring accrual as of March 31, 2007.

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

	2007	2006
Beginning Balance—July 1	$927,000	$2,510,000
Current provisions, net	(216,000)	(139,000)
Expenditures and settlements	(272,000)	(391,000)
Ending balance—March 31	$439,000	$1,980,000

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

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $748,000 at March 31, 2007 and $3,028,000 at June 30, 2006. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities and other liabilities. The total amount of standby letters of credit that were outstanding was $1,294,000 and $1,144,000 at March 31, 2007 and June 30, 2006, respectively. We have included $1,513,000 in accrued liabilities for potential workers’ compensation liabilities as of March 31, 2007.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $2,210,000 through fiscal year 2012. We have included $172,000 in accrued liabilities for current obligations relating to royalty agreements as of March 31, 2007.

10.   We sold our automated traffic enforcement product line within the Intersection Control segment to Traffipax, Inc. during the first quarter of fiscal 2007 for total cash proceeds of $795,000 received through March 31, 2007. We transferred to Traffipax city and county contracts to provide red light enforcement and speed enforcement services, as well as related assets. Several of our employees were hired by Traffipax to service the transferred contracts. During the first nine months of fiscal 2007, we recognized a gain on the sale of assets of the automated traffic enforcement product line of $673,000.

During the first nine months of fiscal 2007, we received the final contingent proceeds of $282,000 relating to the sale of the weather forecasting product line within the Inform segment during the fourth quarter of fiscal 2006. We recognized a gain on the sale of assets of $282,000 during the first nine months of fiscal 2007.

During the first quarter of fiscal 2007, we sold a former captive manufacturing facility of the Protect and Direct segment located in South Bend, Indiana to Elkhart Plastics, Inc. Since June 30, 2005, we had been renting the facility to the buyer. Our net proceeds from the sale of this facility were $1,423,000 and we recognized a gain on the sale of assets of $236,000.

During the first quarter of fiscal 2006, we settled all claims arising from the 2003 acquisition of the Peek Traffic Corporation business with the Peek Traffic Group Limited and its affiliates (the Sellers) for $633,000 in cash, net of legal expenses. Also, as part of the settlement, the Sellers sold us 150,603 shares of our common stock for $3,105,000, or $20.62 per share. We had claimed damages from the Sellers of the Peek Traffic business arising from the Sellers’ breaches of representations and warranties in the asset purchase agreement and from certain liabilities of the Peek Traffic business that we did not specifically assume or were misrepresented to us.

11.   During the fourth quarter of fiscal 2006, our Board of Directors approved a restructuring plan for our Intersection Control segment in order to reduce costs through the reduction of overhead by closing two facilities and through the reduction of headcount. Under the restructuring plan, we divested and discontinued certain low-margin and non-core product lines primarily manufactured in our leased facilities in Tecate, Mexico and Santa Fe Springs, California. These product lines include portable and permanent variable message signs, tunnel lighting and illuminated street signs. We moved the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We adopted an outsourcing strategy for non-core manufacturing processes, but continue to perform final assembly and testing of products. The manufacturing operations in Santa Fe Springs, California and Tecate, Mexico facilities ceased in the first quarter of fiscal 2007.

The implementation of the restructuring plan was completed during the second quarter of fiscal 2007 and we incurred no additional restructuring charges during the third quarter of fiscal 2007. During the second quarter of fiscal 2007, we incurred charges of $2,060,000 related to the restructuring plan, including $172,000 of employee severance costs, $661,000 of lease expense and $1,227,000 of shut-down and other related costs. During the first quarter of fiscal 2007, we incurred charges of $9,215,000 related to the restructuring plan, including $5,595,000 of restructuring charges recorded in operating expenses and $3,620,000 in inventory write-downs recorded in cost of sales. During the fourth quarter of fiscal 2006, we recorded $5,775,000 in restructuring charges, net of proceeds received on the sale of assets.

The remaining portion of the restructuring plan recorded in accrued expenses and other long-term liabilities is $1.6 million as of March 31, 2007, which consists of $0.2 million in employee severance and related benefit costs, $1.0 million in lease obligations over the next two years, and $0.4 million in facility exit costs, consulting expense and other related costs.

Activity related to the restructuring plan was as follows:

	Employee
	Severance		Asset	Facility Exit
	and Related	Lease	Sales and	Costs, Legal
	Costs	Obligations	Write-offs	and Other	Total
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179	90	4,571	935	5,775
Cash proceeds (payments)	(179)	(90)	1,500	(601)	630
Non-cash charges			(5,908)		(5,908)
Accrual balance June 30, 2006	—	—	163	334	497
Costs incurred	1,686	1,307	3,571	2,651	9,215
Cash proceeds (payments)	(556)	(130)	(114)	(1,540)	(2,340)
Non-cash charges			(3,620)		(3,620)
Accrual balance September 30, 2006	1,130	1,177	—	1,445	3,752
Costs incurred	172	661		1,227	2,060
Cash proceeds (payments)	(699)	(507)		(2,020)	(3,226)
Non-cash charges
Accrual balance December 31, 2006	603	1,331		652	2,586
Costs incurred
Cash proceeds (payments)	(370)	(351)		(217)	(938)
Non-cash charges
Accrual balance March 31, 2007	$233	$980	$—	$435	$1,648
Remaining expected plan costs	$—	$—	$—	$—	$—
Total expected plan costs	$2,037	$2,058	$8,142	$4,813	$17,050

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

RESULTS OF OPERATIONS

Our results for the first nine months of fiscal 2007 were affected by the restructuring in our Intersection Control segment, as expected. Sales for the first nine months of fiscal 2007 increased modestly in our Protect and Direct segment driven by increased international sales. Sales for the Inform segment for the first nine months of fiscal 2007 increased compared to last year after excluding $1.5 million in comparable prior year sales related to the weather forecasting product line sold in the fourth quarter of fiscal 2006. Sales for the Intersection Control segment decreased significantly from the prior year primarily due to the sale and discontinuation of products related to our restructuring plan for the segment. As a result of the completion of our restructuring plan in the second quarter of this year, our overall cost structure improved, with gross profit for the current third quarter increasing to 34.5% from 29.5% for the third quarter last year. See Note 11 to the financial statements and FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues by Segment:
Protect and Direct	$19,797,000	$19,235,000	$56,325,000	$55,434,000
Inform	4,908,000	4,754,000	16,618,000	17,222,000
Intersection Control	6,270,000	13,481,000	22,848,000	43,391,000
	$30,975,000	$37,470,000	$95,791,000	$116,047,000
Geographic Revenues:
Domestic	$25,055,000	$32,351,000	$78,836,000	$99,760,000
International	5,920,000	5,119,000	16,955,000	16,287,000
	$30,975,000	$37,470,000	$95,791,000	$116,047,000
Operating Income (Loss) by Segment:
Protect and Direct	$3,549,000	$3,678,000	$10,487,000	$9,684,000
Inform	584,000	481,000	2,151,000	1,678,000
Intersection Control	(206,000)	(2,290,000)	(12,966,000)	(3,687,000)
Unallocated Corporate	(2,349,000)	(2,047,000)	(6,152,000)	(5,738,000)
	$1,578,000	$(178,000)	$(6,480,000)	$1,937,000
Gross profit percentage	34.5%	29.5%	31.0%	28.6%
Selling and administrative expenses as a percentage of sales	27.3%	25.6%	27.0%	23.7%
Diluted profit (loss) per share	$0.03	$(0.10)	$(0.68)	$(0.11)

Revenues

Our net sales for the third quarter of fiscal 2007 decreased $6,495,000, or 17%, to $30,975,000 from $37,470,000 for the third quarter last year. This was primarily due to the sale and discontinuation of several product lines in our Intersection Control segment related to the restructuring of this segment further discussed in Note 11 to the financial statements.

Our net sales for the first nine months of fiscal 2007 decreased $20,256,000, or 17%, to $95,791,000 from $116,047,000 for the same period last year primarily due to the restructuring of the Intersection Control segment.

Geographic—International sales for the third quarter of fiscal 2007 increased $801,000, or 16%, to $5,920,000, compared to $5,119,000 for the third quarter last year, as increased sales of Protect and Direct segment products more than offset decreased sales of Intersection Control products across most major regions. International sales for the Protect and Direct segment increased 38% over the third quarter last year primarily due to increased sales of Triton® water-filled barriers to the Asia-Pacific region. International sales of sensing systems for the Inform segment increased due to strong sales in Canada. Domestic sales for the third quarter of fiscal 2007 decreased 23% to $25,055,000 from $32,351,000 primarily due to decreased sales in the Intersection Control segment.

International sales for the first nine months of fiscal 2007 increased $668,000, or 4%, to $16,955,000, compared to $16,287,000 for the same period last year, as increased sales of Protect and Direct as well as Inform segment products were partially offset by decreased sales of Intersection Control products across most major regions. International sales for the Inform segment increased over the prior period due to sales of weather systems in Canada. International sales for the Protect and Direct segment increased over the prior period with increased sales across all major regions. Domestic sales for the first nine months of fiscal 2007 decreased 21% to $78,836,000 from $99,760,000 primarily due to decreased sales in the Intersection Control segment.

Protect and Direct—Net sales for the Protect and Direct segment for the third quarter of fiscal 2007 increased 3% to $19,797,000 from $19,235,000 for the third quarter last year primarily due to increased international sales. Sales of Triton® water-filled barriers, delineators and parts increased, which were partially offset by decreased sales of permanent crash cushions, sand-filled barrels and truck mounted attenuators (TMAs).

Net sales for the Protect and Direct segment for the first nine months of fiscal 2007 increased 2% to $56,325,000 from $55,434,000 for the same period last year. The increase was primarily due to increased sales of TMAs, delineators, anti-icing systems and parts. Sales of permanent crash cushions, sand-filled barrels and Triton® barriers decreased from the prior year nine-month period.

Inform—Net sales for the Inform segment for the third quarter of fiscal 2006 increased 3% to $4,908,000 from $4,754,000 for the third quarter last year, primarily due to increased sales of traffic sensing products, offset somewhat by decreased sales due to the sale of the weather forecasting product line at the end of fiscal 2006. Excluding $708,000 in sales related to the weather forecasting product line in the third quarter last year, sales for the Inform segment increased 21% over the third quarter last year.

Net sales for the Inform segment for the first nine months of fiscal 2007 decreased 4%, or $604,000, to $16,618,000 from $17,222,000 for the same period last year, primarily due to the sale of the weather forecasting line. Excluding $1,546,000 in sales related to the weather forecasting product line for the first nine months of last year, sales for the Inform segment increased 6% over the prior period. Sales of highway advisory radio products increased, offset somewhat by decreased sales of weather sensing systems and traffic sensing products.

Intersection Control—Net sales for the Intersection Control segment for the third quarter of fiscal 2007 decreased 53%, or $7,211,000, to $6,270,000 from $13,481,000 for the third quarter last year, primarily due to the sale and discontinuation of several product lines, including the portable and permanent variable message signs, tunnel lighting, illuminated street signs and automated traffic enforcement lines.

Net sales for the Intersection Control segment for the first nine months of fiscal 2007 decreased 47%, or $20,543,000, to $22,848,000 from $43,391,000 for the same period last year, primarily due to the sale and discontinuation of product lines.

Gross Profit Margin

Our gross profit margin for the third quarter of fiscal 2007 was 34.5% compared to 29.5% for the third quarter last year, primarily due to efficiencies in the restructured Intersection Control segment. The gross margin for the Protect and Direct segment decreased due to unfavorable product sales mix with strong sales of the lower margin Triton® barrier during the current third quarter. The gross profit margin for the Inform segment also decreased due to unfavorable product mix.

Our gross profit margin for the first nine months of fiscal 2007 was 31.0% compared to 28.6% for the same period last year. If the $3,620,000 in inventory write-offs incurred in the first quarter as part of the Intersection Control segment restructuring is excluded from cost of sales, our consolidated gross margin for the first nine months of fiscal 2007 increased to 34.8% from 28.6% last year. This improvement in gross margin was due to efficiencies related to the restructuring initiative in the Intersection Control segment. Gross margins improved in the Protect and Direct segment due to favorable product sales mix. Gross margins in the Inform segment remained consistent with the prior period.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2007 decreased $1,134,000, or 12%, to $8,471,000 from $9,605,000 for the third quarter last year. Selling and administrative expenses in the Intersection Control segment decreased 50% to $1,495,000 from $2,999,000 for the third quarter last year due to lower personnel costs and other savings as a result of the restructuring plan. Selling and administrative expenses in the Inform segment decreased primarily due to lower personnel-related expenses due to the sale of the weather forecasting product line. Selling and administrative expenses in the Protect and Direct segment increased from the third quarter last year in part due to expenditures relating to promoting international sales. See FUTURE OUTLOOK for additional information. Selling and administrative expenses increased as a percentage of sales to 27.3% for the third quarter of 2007 from 25.6% last year primarily due to the fixed cost nature of many of the expenses and the lower level of sales.

Selling and administrative expenses for the first nine months of fiscal 2007 decreased $1,626,000, or 6%, to $25,853,000 from $27,479,000 for the same period last year. Selling and administrative expenses in the Intersection Control segment decreased $2,760,000, or 33% due to savings as a result of the restructuring plan. Selling and administrative expenses in the Inform segment decreased due to lower personnel expenses. These decreases were partially offset by increased selling and administrative expenses in the Protect and Direct segment due to increased legal costs related to patent defense, increased bad debt expense and international expenditures. Selling and administrative expenses increased as a percentage of sales to 27.0% for the first nine months of 2007 from 23.7% last year due to the fixed cost nature of many of the expenses.

Gain on Sale of Assets

As further discussed in Note 10 to the financial statements, we recorded a net gain on the sale of assets of $598,000 in the third quarter of fiscal 2007, including a gain of $148,000 resulting from final contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment and a gain of $450,000 resulting from final contingent proceeds relating to the sale of the automated traffic enforcement product line within the Intersection Control segment.

During the first nine months of fiscal 2007, we recorded a net gain on the sale of assets of $1,191,000, including a gain of $236,000 related to the sale of a building formerly used by the Protect and Direct segment, a gain of $673,000 related to the sale of the automated traffic enforcement product line within the Intersection Control segment and a gain of $282,000 resulting from contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment.

Restructuring Costs

As further discussed in Note 11 to the financial statements, the restructuring plan for the Intersection Control segment was completed during the second quarter of fiscal 2007 and no restructuring costs were recorded in the third quarter of fiscal 2007.

The first nine months of fiscal 2007 includes $7,655,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs are $1,858,000 of employee severance costs, $1,968,000 of lease expense and $3,829,000 of shut-down and other related costs.

Gain on Legal Settlement

As further discussed in Note 10 to the financial statements, the first quarter of last year included a gain of $633,000 resulting from the settlement of claims with the seller of Peek Traffic.

Research and Development

Research and development expenditures decreased to $1,222,000 for the third quarter of fiscal 2007 compared to $1,623,000 for the third quarter last year. The decrease of $401,000 was primarily due to decreased expenditures due to the restructuring of the Intersection Control segment and lower expenditures in the Protect and Direct segment on Safe-Hit products.

Research and development expenditures decreased to $3,849,000 for the first nine months of fiscal 2007 compared to $4,427,000 for the same period last year. The decrease of $578,000 was primarily due to decreased expenditures in the Intersection Control segment, although expenditures also decreased slightly in both the Protect and Direct and the Inform segments.

Operating Profit (Loss)

Operating profit for the third quarter of fiscal 2007 was $1,578,000, compared to an operating loss of $178,000 for the third quarter of fiscal 2006. Without the gain on sale of assets of $598,000, operating profit was $980,000 in the current third quarter compared to the operating loss of $178,000 for the third quarter last year. This improvement in operating profit is primarily due to manufacturing and operating efficiencies related to the restructuring of the Intersection Control segment. For the third quarter of fiscal 2007, operating profit for the Protect and Direct segment decreased 4% to $3,549,000 from $3,678,000 for the third quarter last year due primarily to lower gross margins. Operating profit for the Inform Group increased due to the gain on sale of assets, offset somewhat by lower gross margins. The Intersection Control segment had an operating loss of $206,000 compared to an operating loss of $2,290,000 for the third quarter last year due to manufacturing and operating efficiencies as a result of the restructuring plan and to a gain on sale of assets of the automated enforcement product line.

The operating loss for the first nine months of fiscal 2007 was $6,480,000, compared to operating profit of $1,937,000 for the first nine months of fiscal 2006. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs, the $1,191,000 gain on sale of assets and last year’s $633,000 gain on legal settlement, operating profit was $3,604,000 in the current nine-month period compared to operating profit of $1,304,000 for the same period last year. This improvement in operating profit is primarily due to manufacturing and operating efficiencies related to the restructuring of the Intersection Control segment. For the first nine months of fiscal 2007, operating profit for the Protect and Direct segment increased 8% to $10,487,000 from $9,684,000 for the same period last year due primarily to improved gross profit margins. Operating profit for the Inform segment was $2,151,000 compared to operating profit of $1,678,000 for the first nine months of last year due primarily to lower selling and administrative costs and due to the $282,000 gain on sale of assets. The operating loss for the Intersection Control segment increased to $12,966,000 from an operating loss of $3,687,000 for the first nine months of last year. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs, the $673,000 gain on sale of assets and last year’s $633,000 gain on legal settlement, the operating loss for the Intersection Control segment decreased to $2,365,000 in the current nine-month period from an operating loss of $4,320,000 for the same period last year due to manufacturing and operating efficiencies as a result of the restructuring plan.

Interest Expense

Interest expense for the third quarter of fiscal 2007 decreased to $1,098,000 from $1,238,000 for the third quarter last year. The decrease was due to the lower level of average debt outstanding. The interest rate on our $40 million in Convertible Senior Subordinated Notes is 7%. The interest rate on our bank credit facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.9% as of March 31, 2007.

Net interest expense for the first nine months of fiscal 2007 decreased to $3,372,000 from $3,526,000 for the same period last year. The decrease was due to the lower level of average debt outstanding. Net interest expense is expected to be approximately $4.5 million for fiscal 2007, which includes approximately $650,000 in amortization of deferred debt issue costs.

Provision for Income Taxes

The provision for income taxes for the third quarter of fiscal 2007 was $182,000 representing a 38% effective income tax rate. The income tax benefit for the first nine months of fiscal 2007 was $3,744,000.

Net Earnings (Loss)

Net profit for the third quarter of fiscal 2007 was $298,000, or $0.03 cents per diluted share, compared to a net loss of $878,000, or $0.10 cents per diluted share, for the third quarter last year. Without the $598,000 in gain on sale of assets, and applying a 38% effective tax rate, the net loss for the current third quarter was $73,000, or $0.01 per diluted share, compared to a net loss for the third quarter last year of $878,000, or $0.10 per diluted share.

The net loss for the first nine months of fiscal 2007 was $6,108,000, or $0.68 cents per diluted share, compared to a net loss of $985,000, or $0.11 cents per diluted share, for the same period last year. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs, the $1,191,000 in gain on sale of assets and last year’s $633,000 gain on legal settlement, and applying a 38% effective tax rate, net earnings for the current nine-month period were $144,000, or $0.02 per diluted share, compared to a net loss for the same period last year of $1,377,000, or $0.16 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $452,000 as of March 31, 2007 and access to additional funds of approximately $11 million under our secured bank credit agreement. We believe that this bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million revolving credit facility with a $10 million sub-facility for letters of credit. The Company must maintain a minimum availability of $5 million under the revolving credit facility. Total availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate. We are also required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are in compliance with these covenants and expect to remain in compliance through fiscal 2007. The agreement currently expires in February 2009, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

Our outstanding borrowings were $55,492,000, or 56.1% of total capitalization, as of March 31, 2007, of which $10,250,000 was outstanding related to the bank credit facility. This compares to $51,587,000, or 51.3% of total capitalization, as of June 30, 2006, of which $6,000,000 was outstanding related to the bank credit facility. Included in long-term debt as of March 31, 2007 and June 30, 2006 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025 and a $5 million five-year subordinated promissory note due May 2008. The amount of standby letters of credit outstanding was $1,294,000 as of March 31, 2007 and $1,144,000 as of June 30, 2006.

Cash Flows

Cash used in operations was $1,705,000 during the first nine months of fiscal 2007. This compares with $838,000 provided by operations in the first nine months of fiscal 2006. The cash used in operations in the first nine months of fiscal 2007 was primarily due to increased working capital, including increases in inventory and decreases in accounts payable and other accrued expenses, offset by increased collections of accounts receivable.

Investing activities used cash of $207,000 during the first nine months of fiscal 2007, compared to using cash of $2,752,000 in the first nine months of the prior year. Proceeds from the sale of assets provided cash of $2,499,000 during the first nine months of fiscal 2007. Expenditures during the first nine months of fiscal 2007 included $2,212,000 for capital expenditures.

Financing activities provided cash of $1,495,000 during the first nine months of fiscal 2007, compared to $3,805,000 during the first nine months of fiscal 2006. During the first nine months of 2007, we borrowed a net $4,250,000 against our outstanding revolving credit facility. In addition, we paid $345,000 on notes payable. The payment of our semi-annual cash dividend used cash of $3,381,000. During the first nine months of fiscal 2006 we paid $3,105,000 to purchase 150,603 shares of our common stock from the sellers of Peek Traffic, recorded as treasury stock.

For the remainder of fiscal 2007, we anticipate needing approximately $1.0 million in additional cash for capital expenditures primarily for the Protect and Direct segment including further investments in our new Beijing, China facility discussed further in FUTURE OUTLOOK. We may require additional investments in working capital to support growth. We may also need additional funds to repurchase our own common stock from time to time or to acquire businesses that complement our existing operations. As discussed in Note 11 and FUTURE OUTLOOK, we currently estimate that the remaining cash portion of the restructuring plan for the Intersection Control segment will be approximately $1.6 million over the next year. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2006. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of March 31, 2007:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt(1)	$55,492	$242	$5,000	$40,000	$10,250
Estimated interest payments(2)	14,090	3,802	7,169	2,032	1,087
Operating leases	12,217	3,249	4,048	1,066	3,854
Minimum royalty payments	2,210	760	850	600
Retirement award program	844	90	139	93	522
Purchase obligations	10,733	10,733
Total	$95,586	$18,876	$17,206	$43,791	$15,713

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

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of March 31, 2007 was $748,000. We also have standby letters of credit covering potential workers’ compensation and other liabilities. The total standby exposure relating to letters of credit as of March 31, 2007 was $1,294,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 has improved prospects for increased spending for our products. However, we believe that domestic demand for our products has not yet fully benefited from opportunities developing as a result of SAFETEA-LU and an improving industry environment. Given our history as a late-stage benefactor of highway infrastructure spending, we remain optimistic that we have properly positioned our business for growth once spending increases the demand for our products. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will continue to increase.

To meet increasing international sales demands and further penetrate emerging markets, we formed a new company in China and have leased an 16,000 square foot manufacturing facility in Beijing. Our investment in this new company is expected to be approximately $1 million, of which $300,000 to $400,000 is expected to impact earnings during our fourth quarter. We expect our Beijing facility to become operational later in our fiscal fourth quarter.

As further discussed in Note 11 to the financial statements, the restructuring plan for the Intersection Control segment is now complete. The remaining cash expenditures in connection with the restructuring plan are approximately $1.6 million. We expect the restructuring will result in annualized operating cost savings of approximately $5 to $6 million and therefore we expect the operating performance of this segment to improve significantly. However, there can be no assurance that we will achieve that level of savings. After the product rationalization, annualized revenues for the Intersection Control segment are estimated to be approximately $30 million for fiscal 2007 compared with $56 million for fiscal 2006.

We believe fiscal 2007 is a transitional year for us. As we enter our seasonally strong fourth quarter, we believe that we have made the needed investments to position our business for improved growth and profitability in the future when demand increases. We expect the operating results of the fourth quarter of fiscal 2007 to improve compared to the fourth quarter of last year after the completion of the restructuring plan, similar to the improvement for the current second and third quarters as compared to the prior year. We expect to see continued growth in sales and profitability for the Protect and Direct and the Inform segments. We are beginning to see bids for large contracts for the Intersection Control segment after a decline in bid activity over the past couple years. In January 2007, we were awarded a $20 million contract from the New York City Department of Transportation for traffic controllers. We believe that this award along with the completion of the restructuring plan are important steps in reaching profitability for the Intersection Control segment.

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets, accrued restructuring costs and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2006 consolidated financial statements includes a summary of the significant accounting policies, methods and types of estimates used in the preparation of our consolidated financial statements.  There have been no material changes in accounting policies, methods and types of estimates used by management during this fiscal year.  In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of our consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by us are the most important to the presentation of our financial statements:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115”

(SFAS No.159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our 2008 fiscal year. We are in the process of evaluating the impact that this statement will have on our results of operations and financial position, however we currently do not expect that the adoption will have a material impact.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation as of June 30, 2006 and that our assessment for fiscal 2007 has not yet been completed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness at the Santa Fe Springs and Tecate, Mexico facilities within our Intersection Control Segment as described below at paragraph (b), our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2007. However, we performed analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that (i) the financial statements filed fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

The manufacturing operations in the two facilities where control breakdowns were noted, Santa Fe Springs, California and Tecate, Mexico, ceased in the first quarter of fiscal 2007 as part of our restructuring activities. The Santa Fe Springs location still has some non-manufacturing operations; however, the primary accounting functions were transferred to another facility within the Intersection Control Segment during the second quarter of fiscal 2007. We believe that these actions have addressed and remediated this material control weakness. However, we have not completed this year’s internal control assessment.

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
10(a)

Second Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of March 15, 2007 by and between Quixote Corporation and certain subsidiaries thereof and LaSalle Bank National Association and Revolving Loan Note dated as of March 15, 2007 from Quixote Corporation to LaSalle Bank National Association.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	May 9, 2007	/s/ DANIEL P. GOREY
DANIEL P. GOREY
Chief Financial Officer, Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

10(a)

Second Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of March 15, 2007 by and between Quixote Corporation and certain subsidiaries thereof and LaSalle Bank National Association and Revolving Loan Note dated as of March 15, 2007 from Quixote Corporation to LaSalle Bank National Association.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002