Form 10-K
period 2007-06-30
QUIXOTE CORP
filed 2007-09-12
CIK 32870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

For the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

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

State the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $160,016,886 as of December 31, 2006

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,048,237 shares of the Company’s Common Stock ($.01-2/3 par value) were outstanding as of September 4, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007 which will be filed with the Commission on or about October 3, 2007 is incorporated by reference at Part III.

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

We develop, manufacture and sell highway and transportation safety products to domestic and international markets. Our three reportable segments are: highway and transportation safety products that “Protect and Direct” by minimizing the severity of crashes or by directing or guiding traffic to avoid crashes; highway and transportation safety products that “Inform” motorists, state and local highway personnel about dangerous or congested conditions or provide other useful information; and “Intersection Control” products which provide solutions for controlling intersections. Our products are sold worldwide through a distribution network, as well as by a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

In the United States our business is directly affected by federal, state and municipal government funding for transportation safety, highway construction and maintenance, and other infrastructure projects. A significant part of our sales are ultimately financed by funds provided to the states by the federal government through the federal transportation funding bill. The current bill, SAFETEA-LU, was enacted in August 2005, delayed almost two years. Until the new legislation was enacted, the transportation safety allotment in federal and state budgets was uncertain. We believe this prolonged uncertainty adversely impacted sales of our products and services in fiscal years 2005 and 2006 and our financial performance in those fiscal years. We believe that the passage of SAFETEA-LU has provided a more predictable funding stream for our products.

At the same time, many states suffered budget constraints in fiscal year 2005. Such budget constraints adversely affected the ability of the states to fund highway and infrastructure projects, and therefore reduced the demand for our products. Municipalities also suffered from budget restraints that reduced transportation safety spending. Due to the improvement in general economic conditions, we believe that state and municipal budgetary conditions improved.

Sales and operating results were below historic levels and expectations in fiscal year 2005 and operating results for our Intersection Control segment were substantially less than expected. In fiscal year 2006, continued significant operating losses at our Intersection Control segment caused us to restructure that segment. The restructuring lowered costs through headcount and facility reductions, as well as through the discontinuation of non-core and low margin product lines. We also outsourced non-core manufacturing activities. The restructuring resulted in a significant reduction in operating losses for the Intersection Control segment beginning in the third quarter of fiscal 2007. However, this segment experienced losses in fiscal 2007 because sales were below break-even levels.

Item 1.                        Business

Quixote Corporation, through its subsidiaries, develops, manufactures and markets highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets. Our products include energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather information systems, highway advisory radios, intelligent intersection control devices, video detection equipment and other highway and transportation safety devices.

As of June 30, 2007, we employed approximately 700 people.

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

Our products are sold world-wide through a distribution network, as well as by a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

Financial information relating to industry segments appears in Note 16 of the notes to our consolidated financial statements incorporated by reference herein.

Protect and Direct Segment

Our Protect and Direct segment of products include our patented highway crash cushions which were first conceived and developed in 1969. These products were developed and sold in response to the high number of fatalities and serious injuries suffered by occupants of errant vehicles in collisions with roadside hazards, such as bridge abutments, overpass piers, overhead sign supports, lane dividers, traffic islands and toll booths. Since 1969, various types of highway crash cushions have been installed in front of thousands of life-threatening roadside hazards. The Federal Highway Administration (FHWA) endorses the installation of highway crash cushions as an effective safety program and they are mandatory on interstate roads in the U.S.

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

Our products within the Protect and Direct segment also include a crashworthy barrier arm for use at areas such as railroad crossings and toll roads and as security for access ways, driveways and parking lots. In addition, we market a FreezeFree® anti-icing system which automatically or manually dispenses deicing liquids in advance of ice formation on bridges, roads and overpasses.

Inform Segment

To expand our business within the highway and transportation safety industry, in 1998 we began acquiring companies that manufacture Intelligent Transportation System (ITS) products which provide information to improve traffic flow and safety. Products sold by our Inform segment include weather and traffic sensing products and highway advisory radio products.

These products include portable and permanent sensors that record traffic volume, speed, and length classification of vehicles. These sensors also collect, analyze and store traffic, road surface conditions and freezing point data which can be relayed on a real-time basis to a transportation department’s base computer or control center via telephone, cellular link, fiber optic connection or a wireless link. We also manufacture and market road/runway weather information systems. Using a tower equipped with weather instruments and special detectors, these systems can detect freezing conditions and provide valuable weather information to transportation departments or airports in order to dispatch salt trucks or automatically activate anti-icing systems.

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

Intersection Control Segment

To further expand our business within the highway and transportation safety industry, in 2003 we acquired two companies that manufacture Intelligent Transportation System (ITS) products which control intersections. After substantial losses as discussed earlier, in April 2006, we approved a plan to restructure this segment which included the sale and discontinuation of several product lines. After restructuring, its products include traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. Traffic controllers and detectors are devices that control traffic signal operations at intersections either with pre-set timers or with detectors that enable the signals to change in response to variations in traffic. Traffic and pedestrian signals are LED or incandescent signals for intersection operations and pedestrian crossings which may include a numerical countdown warning before a signal changes. UPS systems are power supply systems with battery backup that keeps a lighted intersection operating either normally or in flash-mode during a power interruption. Video detection systems are based on one or more cameras that detect a vehicle’s presence and then activate a left turn arrow. A toll road monitoring system is a data collection system able to count axles of vehicles in order for the authorities to ensure the proper toll amount is collected.

Across all segments, we may provide product education, selection and application assistance. In limited cases, we perform site preparation and installation services for our products.

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

Many foreign governments are beginning to recognize the need for our products as a method of reducing traffic congestion and improving safety. Our products are sold outside of the U.S through a network of distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments.

Although we experience competition in many of our product lines, we believe that we are a leading U.S. manufacturer of transportation safety products. Within the Protect and Direct segment, we believe that no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as we do. However, many of our competitors in all three of our business segments offer products similar to those supplied by us. We experience some competition in most product lines. We compete in the U.S. market for crash cushions, TMA’s and sand barrels with Trinity Industries, Inc., (NYSE: TRN), TrafFix Devices, Inc., Barrier Systems, Inc. (a subsidiary of Lindsay Corporation, (NYSE: LNN)) and other smaller regional companies. A number of other companies manufacture flexible sign and guide post systems. Within the Inform and Intersection Control segments, we experience rigorous competition in selling certain product lines because they are generally sold through a bidding process. These product lines include our road weather information systems (RWIS) within the Inform segment and traffic controllers and pedestrian signals within the Intersection Control segment. There are a few companies that compete with us in selling HAR systems within the Inform segment. In addition, we compete with many different companies that sell sensors using different technologies, including microwave and infra-red sensors and machine-vision (video), with each technology offering its own advantages.

Competition may have an adverse effect on our selling prices and profit margins of certain product lines, and depending on the product mix sold, can adversely affect our financial results. We believe that we compete effectively through our own in-house product development, patent protection, quality and price, and the effectiveness of our strong distribution network.

Government Policies and Funding

The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. Federal transportation spending is funded through a trust based on the sale of gasoline. Funds are allocated and highway policy is developed through a six-year federal highway bill. A portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds cover 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The last six-year federal highway bill expired on September 30, 2003, and the current bill, SAFETEA-LU, was enacted in August 2005. SAFETEA-LU,

“Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users”, will provide $286.4 billion in guaranteed funding for the federal highway, transit and safety programs through September 2009. Importantly, unlike historical funding bills, SAFETEA-LU focuses on improving safety and relieving congestion as a priority, as well as on new highway construction and resurfacing projects. Several sections of SAFETEA-LU provide for increased funding and focus on products and systems within our Inform segment. While the current bill does not include projects that specifically indicate our products by name and there can be no guarantee of increased sales, we expect the market potential for applications of our sensors, counters, audio and visual output displays and adaptive control and monitored intersections to increase due to this legislation. However, any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on our financial results.

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

Backlog

As of June 30, 2007, 2006 and 2005, we had a backlog of unfilled orders for our products of $45,100,000, $24,481,000 and $23,796,000, respectively. We generally fill an order for our products within two days to eight weeks of receipt depending on the type of product. However, some orders or awarded contracts included in backlog may not be completed for up to five years. In particular, the backlog as of June 30, 2007 includes a $20 million contract, awarded in January 2007, to provide traffic controllers to New York City over the next three years.

Research and Development; Patents

Many of our products have patented features and we conduct our own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities were $5,174,000, $5,958,000 and $5,391,000 for the fiscal years 2007, 2006 and 2005, respectively. We maintain a crash test facility in California for Protect and Direct products.

We develop new products by working with customers as well as federal, state and local highway officials to determine transportation safety needs, and then we design products to satisfy those needs. We are also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products, we are also seeking to acquire new products which can be sold through our distribution networks to our existing customers.

We own a number of U.S. and foreign patents covering our major products. We actively seek patent and trademark protection for new developments.

Raw Materials

The principal raw materials used in the production of transportation safety devices are plastic and plastic resins, steel, aluminum and electronic components. These raw materials are purchased from various suppliers and have been readily available throughout the last year. We believe that adequate supplies of these materials will continue to be available.

In fiscal 2007, 2006 and 2005 we were affected by increased prices for certain commodities, particularly aluminum, steel and resin, which can be a significant component of the cost of certain of our products. We attempt to reduce the negative impact of increasing prices by entering into fixed price arrangements and by passing along price increases to our customers. However, increased commodity prices have negatively impacted our gross margin for certain products. In addition, increasing fuel and freight costs adversely affected our results in fiscal 2007 and 2006. Increasing material, fuel and freight costs may continue into fiscal 2008.

Major Customers

No single customer represents a significant portion of our total revenues. However, approximately 9%, 8% and 7% of our consolidated revenues resulted from sales to customers in the states of California, Florida and Texas, respectively, in fiscal 2007. Our customers are typically distributors, contractors, departments of transportation, state agencies, local governments or municipalities and, therefore, a change in policy in state spending could materially affect our sales in that state.

Seasonality

Our sales are historically seasonal with domestic highway construction and maintenance projects typically peaking in our fourth fiscal quarter.

Foreign and Domestic Operations and Revenues

Our business is conducted principally in the United States, with sales outside of the United States as follows:  $23,399,000, $21,821,000 and $19,111,000 in 2007, 2006 and 2005 respectively.

Our assets outside of the United States are not material except for our manufacturing facility in Beijing, China (See Properties at Item 2) established during fiscal 2007. Our long-lived assets used in the leased Beijing facility are less than $200,000 as of June 30, 2007.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington D. C. Information about the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at sec.gov. We also maintain an internet website at http://www.quixotecorp.com that contains access to our public filings and other information regarding us. We make our public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of our filings will also be furnished free of charge upon request to our Corporate Secretary, Joan R. Riley, at our address listed on the cover of this Form 10-K.

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

We depend substantially on federal, state and municipal funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Any decrease or delay in government funding could cause our revenues and profits to decrease.

Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization bill, SAFETEA-LU, became law in August 2005, after the prior law, which authorized federal spending through September 30, 2003, was extended at then current funding levels eleven times. Until the new law was passed, the transportation safety allotment in federal and state budgets was uncertain, and we believe this uncertainty negatively impacted spending on our products and services. The delayed passage of the new highway funding bill adversely affected our financial performance in fiscal year 2005 and fiscal year 2006.

SAFETEA-LU currently expires September 30, 2009. Delays in a new highway bill could occur and could relate to political uncertainties. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. In addition, Congress could pass legislation in future sessions which would divert highway funds for other national purposes or would restrict funding for infrastructure projects unless states comply with certain federal policies.

Constraints on state and local government budgets may adversely affect our financial performance.

States and municipalities may reduce spending on highways due to budget constraints as well as other budget priorities. Such budgetary constraints adversely affect the ability of states to fund transportation, highway and infrastructure projects, and therefore reduce the demand for our products. Municipalities also suffer from budget constraints that can reduce transportation safety spending.

Downturns in domestic or foreign economies or the transportation safety and highway construction industries may adversely affect our results.

General economic downturns, including downturns in the transportation safety and highway construction industries, could result in a material decrease in our revenues and operating results. We believe that the economic downturn and the related domestic funding uncertainty during fiscal years 2002 into 2006 negatively affected our expected revenue growth. Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending. In addition, trends toward privatization of highways may impact the nature of spending on transportation safety products. Many of our costs are fixed and cannot be quickly reduced in response to decreased demand.

Our products often are subject to government testing, inspection and approval.

We frequently supply products and services pursuant to agreements with general contractors or directly with government agencies. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance.

Past and future acquisitions involve risks that could adversely affect our future financial results.

We grow our Company by acquisitions and may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. We may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In May and December, 2003, we made two acquisitions in the Intersection Control segment. Integration of these businesses, combined with reduced demand for our products, adversely affected our financial performance in fiscal 2005 and 2006. Given substandard performance of our Intersection Control segment, we recorded asset impairment charges in that segment of  $13,374,000 for the year ended June 30, 2006. Confronted with the underperformance of the Intersection Control business, in April 2006, our Board of Directors approved a restructuring plan for that business which included further rationalizing of operations and divesting certain non-core product lines. We completed the restructuring plan in the second quarter of fiscal 2007. However, the restructuring activities may not result in profitability for the Intersection Control segment.

Management’s estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We use a variety of valuation techniques in determining fair value. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, and actual results may differ significantly from the estimates and assumptions used.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks. Our operating and financial performance may generate less cash and result in our failing to comply with  our bank credit agreement covenants. We are currently in compliance with the covenants of the credit agreement and expect to be during fiscal 2008. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products which could increase our costs.

We hold numerous patents covering technology and applications related to many of our products and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. Our existing and future patents and trademarks may not adequately protect us against infringements, especially in certain foreign countries, and pending patent or trademark applications may not result in issued patents or trademarks. Our patents, registered trademarks and patent applications may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents. This could increase competition for our products and materially decrease our revenues. If our products are deemed to infringe the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products. We may be unable to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could cause us to incur additional costs or lose expected revenue.

Our success depends on our management and other employees.

A factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment. Leslie J. Jezuit, our Chairman and President, and Daniel P. Gorey, our Chief Financial Officer, are of significant importance to our business and operations. The loss of their services may adversely affect our business. In addition, our ability to attract and retain qualified engineers, skilled manufacturing and marketing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, is an important factor in determining our future success.

Difficulties in managing and expanding in international markets could affect future growth in these markets.

In fiscal year 2007, international sales were $23,399,000 or 17%, of our total sales and we believe international markets are an important source of growth. We plan to continue to increase our presence in these markets. In connection with an increase in international sales efforts, we need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Moreover, funding and government requirements vary by country with respect to transportation safety. In a number of countries there are no governmental requirements or funding for transportation safety and we must educate officials and demonstrate the need for and the benefits of our products. In addition, international revenues are subject to the following risks:

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

There are risks associated with doing business in China.

Some of our future business projects will be located in China, where we opened a new facility in Beijing during fiscal 2007. As a consequence, the economic, political, legal and social conditions in China could have an adverse effect on our business, results of operations and financial condition. Some of the risks related to doing business in China include:

•       The legal environment in China is uncertain and our ability to legally protect our investment could be limited;

•       The Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

•       Future inflation in China may inhibit our activity to conduct business in China;

•       Restrictions on currency exchange may limit our ability to receive and use our cash effectively; and

•       More restrictive rules on foreign investment could adversely affect our ability to expand our operation in China or repatriate any profits earned there.

We depend on principal customers.

Although we depend on principal customers, no single customer of Quixote represents a significant portion of total revenues. In fiscal 2007, approximately 9%, 8% and 7% of our consolidated revenues resulted from sales to customers in the States of California, Florida and Texas, respectively. Customers may include distributors, contractors, departments of transportation, state agencies, local governments or municipalities. A change in spending policy could materially affect our sales in those states. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We are in a competitive marketplace.

To the extent one or more of our current or future competitors introduce products that better address customer requirements, or are less expensive than our products, our business could be adversely affected and we may be unable to maintain our leadership position in certain products. Competition may adversely affect the selling prices and the profit margins on our products. We may not be successful in developing and marketing our existing products or new products or incorporating new technology on a timely basis or at a reduced cost. If we are unable to timely develop and introduce new products, or enhance existing products, or reduce costs in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected.

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

We have been affected by increased prices for certain commodities, particularly aluminum, steel and resin, which are a significant component of the cost of certain of our products. Such price increases negatively impact our gross margin for certain products, if we are unable to pass along to our customers cost increases. Increasing fuel and freight costs adversely affected our performance in fiscal 2006 and 2007. We expect these trends will continue in fiscal 2008.

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

In accordance with risk management practices, we continually re-evaluate risks, their potential costs and the cost of minimizing them. To reduce our exposure to material risks, we purchase insurance in certain circumstances. We believe that we maintain adequate insurance coverage to effectively mitigate risk when possible. However, certain risks are inherent in our business and our insurance may not be adequate to cover potential claims or may be unavailable.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary significantly from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•       seasonality inherent in the transportation safety and highway construction and maintenance industry;

•       variations in profit margins attributable to product mix;

•       changes in the general competitive and economic conditions;

•       delays in, or uneven timing in the delivery of, customer orders;

•       the introduction of new products by us or our competitors; and

•       delays in federal highway funding and budgetary restraints on state and local government spending.

Period to period comparisons of our results should not be relied on as indications of future performance.

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

Our failure to meet analysts’ expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We believe that our principal plants are suitable and adequate for manufacturing and other activities performed at those sites. In addition to the principal facilities listed below, we have other small facilities, including international locations, used primarily for sales activities.

Owned or
Location	Available Space	Purpose	Leased
35 East Wacker Drive Chicago, Illinois	18,000 sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct transportation safety products	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Research and development facility for Protect and Direct transportation safety products	Owned
No. 16 Guanghua Road Township Zhangijawan, District Tongzhou, Beijing City, People’s Republic of China	16,000 sq. ft.	Sale and manufacture of Protect and Direct transportation safety products	Leased
9603 John Street Santa Fe Springs, CA	183,000 sq. ft.	Research and development facility for Intersection Control products and partially subleased to a third party	Leased
2511 Corporate Way Palmetto, FL	52,000 sq. ft.	Sale and manufacture of Intersection Control products	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale and manufacture of Inform products	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of Inform products	Owned
11612 Lilburn Park Road St. Louis, Missouri	17,000 sq. ft.	Sale and manufacture of Inform products	Leased
141 Railroad Street Bedford, Pennsylvania	16,000 sq. ft.	Manufacture of Intersection Control products	Leased

Item 3.                        Legal Proceedings

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

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market, under the symbol QUIX. Set forth are the daily high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2007:
High	$18.43	$21.96	$21.46	$21.09
Low	15.40	15.92	18.35	17.92
FISCAL 2006:
High	$25.55	$21.88	$24.75	$24.75
Low	19.29	19.13	19.64	17.82

As of September 4, 2007, there were 963 shareholders of record.

Dividend Policy

During 2007, we declared two semi-annual cash dividends of nineteen cents per share. During 2006, we declared semi-annual cash dividends of eighteen cents per share and nineteen cents per share.

Issuer Purchases of Equity Securities

We have an ongoing authorization from the Board of Directors to repurchase up to 1,749,042 of our common shares. During fiscal 2006, we purchased 150,603 shares from the sellers of Peek Traffic for $20.62 per share, as further discussed in Note 18 to the consolidated financial statements, bringing the total repurchased to 1,563,645. No shares were repurchased in fiscal 2005 or fiscal 2007. Our remaining authorization is for the repurchase of 185,397 shares.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Non-Financial Index and the Russell 2000 Index for the five fiscal years ended June 30, 2007. The graph and table assume that $100 was invested on the last day of trading for the fiscal year ended June 30, 2002 in each of our common stock, the NASDAQ Non-Financial Index and the Russell 2000 Index, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Quixote Corporation, The Russell 2000 Index
And The NASDAQ Non-Financial Index

*                    $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

	6/02	6/03	6/04	6/05	6/06	6/07
Quixote Corporation	100.00	152.08	121.90	121.40	113.62	120.32
Russell 2000	100.00	98.36	131.18	143.57	164.50	191.53
NASDAQ Non-Financial	100.00	110.47	138.97	136.77	145.59	176.30

Source:  Research Data Group, Inc.

Item 6.         Selected Financial Data

	For the years ended June 30,
Dollar amounts in thousands, except share data	2007		2006		2005		2004		2003
Operating Results:
Net sales	$137,478		$161,134		$146,353		$150,290		$114,310
Gross profit	45,432		48,039		46,489		47,303		46,240
Selling and administrative expenses	35,117		37,681		40,057		36,700		28,730
Research and development expenses	5,174		5,958		5,391		3,605		2,356
Gains on sale of assets	(1,191)		(846)		(1,126)
Restructuring costs.	7,655		5,775
Gains on legal settlements			(2,975)
Asset impairment charge			13,374				32,600
Operating profit (loss)	(1,323	)(1)	(10,928	)(2)	2,167	(3)	(25,602	)(4)	15,154
Other income (expense)	(4,459)		(4,646)		(3,264)		(2,326)		(802)
Net earnings (loss)	(3,579	)(1)	(10,102	)(2)	(650	)(3)	(17,027	)(4)	9,472
Cash dividends per common share.	$0.38		$0.37		$0. 36		$0.34		$0.33
Per Share Data:
Basic EPS:
Net earnings (loss)	$(0.40	)(1)	$(1.14	)(2)	$(0.07	)(3)	$(1.99	)(4)	$1.21
Weighted average common shares outstanding	8,945,855		8,850,884		8,800,421		8,567,741		7,847,169
Diluted EPS:
Net earnings (loss)	$(0.40	)(1)	$(1.14	)(2)	$(0.07	)(3)	$(1.99	)(4)	$1.17
Weighted average common and common equivalent shares outstanding	8,945,855		8,850,884		8,800,421		8,567,741		8,062,397
Financial Position:
Total assets	$119,374		$125,203		$136,790		$139,882		$150,825
Working capital	38,128		43,781		42,933		39,973		36,089
Property, plant and equipment, net	17,660		19,535		25,008		27,512		26,237
Long-term debt, net of current portion	47,000		51,122		49,587		47,014		39,789
Shareholders’ equity.	45,208		48,946		61,846		63,907		75,555
Book value per common share.	5.00		5.50		6.96		7.30		9.10

(1)             The operating loss included restructuring charges of $7,655, related inventory write-off charges of $3,620 and gains on sale of assets of $1,191. The amount included in the net loss for these charges was $6,252, net of income tax benefits. The amount included in the diluted loss per share for these items was $0.70.

(2)             The operating loss included non-cash asset impairment charges of $13,374, restructuring charges of $5,775, gains on legal settlements of $2,975 and a gain on sale of assets of $846. The amount included in the net loss for these charges was $9,976, net of income tax benefits. The amount included in diluted loss per share for these items was $1.13.

(3)             Operating profit included gains on sales of assets of $1,126. The amount included in the net loss for these gains was $667, net of income tax provisions. The amount included in the diluted loss per share for these gains was $0.08.

(4)             The operating loss included non-cash asset impairment charges of $32,600. The amount included in the net loss for the asset impairment charges was $21,266, net of income tax benefits. Also included in the net loss was $1,249 related to the favorable settlement of a tax audit. The net amount included in the diluted loss per share for these amounts was $2.34.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets.  Our operations are comprised of three reportable segments within the highway and transportation safety industry, concentrating on safety problems and designing products to provide transportation safety solutions. Our three reportable segments are:  the manufacture and sale of highway and transportation safety products which Protect and Direct, the manufacture and sale of products and services which Inform, and the manufacture and sale of products which are used for Intersection Control.  The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems.  The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems; computerized highway advisory radio transmitting systems; and other transportation equipment. The Intersection Control segment provides solutions for controlling intersections, including intelligent intersection traffic control systems, pedestrian signals, video detection equipment and other transportation equipment.

Our products are sold worldwide by a direct sales force and through a distribution network to customers in the highway construction and safety business, state and municipal departments of transportation, and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects our business with generally a higher level of sales in our fourth fiscal quarter.

RESULTS OF OPERATIONS

Summary

We believe that fiscal 2007 was a transitional year for us. As expected, our results for the year were affected by the restructuring of our Intersection Control segment which was completed in the second quarter of this year. Overall sales decreased for fiscal 2007 primarily due to discontinued product lines related to our restructuring activities in the Intersection Control segment. Our Protect and Direct segment and our Inform segment achieved strong sales for the year aided by strong international sales which increased 7% to $23,399,000. During the year, we improved our operating efficiency and lowered our overall cost structure which led to an increased gross profit margin for fiscal 2007 compared to fiscal 2006. The operating margin for our Protect and Direct segment reached our targeted level of 20% for fiscal 2007. The operating margin for our Inform segment was at a strong level of 14%. The Intersection Control segment recorded an operating loss for the fiscal year, as sales were below break-even levels. However, the operating loss was less than it was in fiscal 2006 because we have significantly reduced overhead and fixed costs through the restructuring activities in this segment.

Sales growth for fiscal 2007 was driven primarily by international sales growth. Domestic sales were not as robust as we expected in fiscal 2007 since the passage of the federal funding legislation, SAFETEA-LU, in August 2005. Sales for both the Protect and Direct and the Inform segments were flat domestically compared to fiscal 2006.  Given our history as a late-stage benefactor of industry spending, we believe that domestic demand for our products has not yet fully benefited from opportunities developing as a result of the federal funding. See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to our financial results:

(Dollar amounts in thousands,except per share data)	For the Years Ended
	June 30
	2007		2006		2005
Revenues by Segment:
Protect and Direct	$83,593		$80,806		$73,575
Inform	24,181		24,134		21,163
Intersection Control	29,704		56,194		51,615
	$137,478		$161,134		$146,353
Geographic Revenues:
Domestic	$114,079		$139,313		$127,242
International	23,399		21,821		19,111
	$137,478		$161,134		$146,353
Operating Income (Loss) by Segment:
Protect and Direct	$16,965	(1)	$15,539		$14,859 (2)
Inform	3,445	(3)	3,403	(4)	1,151
Intersection Control	(13,561	)(5)	(22,360	)(6)	(5,723)
Unallocated Corporate	(8,172)		(7,510)		(8,120)
	$(1,323)		$(10,928)		$2,167
Gross profit percentage	33.0%		29.8%		31.8%
Selling and administrative expenses as a percentage of sales	25.5%		23.4%		27.4%
Diluted loss per share	$(0.40)		$(1.14)		$(0.07)

(1)          Includes a $236 gain on sale of assets.

(2)          Includes a $1,126 gain on sale of assets.

(3)          Includes a $282 gain on sale of assets.

(4)          Includes a $846 gain on sale of assets.

(5)          Includes $7,655 in restructuring charges, $3,620 in related inventory write-offs, and a gain on sale of assets of $673.

(6)          Includes $13,374 in non-cash asset impairment charges, $5,775 in restructuring charges and $2,975 in legal settlement gains.

Revenues

Our net sales for fiscal 2007 decreased 15% to $137,478,000 from $161,134,000 for 2006 due to lower sales in the Intersection Control segment as further described below. Our net sales for fiscal 2006 increased 10% to $161,134,000 from $146,353,000 for 2005 due to sales increases across all operating segments.

Geographic—International sales for fiscal 2007 increased by $1,578,000, or 7%, to $23,399,000 compared to $21,821,000 for fiscal 2006, primarily due to increases in the Protect and Direct segment, where international sales increased $3,169,000, or 21%, to $18,273,000. The increase in international sales in the Protect and Direct segment was primarily due to increased sales of Triton® water-filled barriers and crash cushions in the Asia-Pacific region. International sales for the Inform segment increased 19% to $2,159,000 primarily due to increased sales of sensing products in Canada. International sales for the Intersection Control segment decreased 40% to $2,967,000 due to the discontinuation of product lines related to our restructuring activities.  Domestic sales for fiscal 2007 decreased 18% to $114,079,000 from $139,313,000 primarily due to decreases in the Intersection Control segment caused by the discontinuation of certain product lines.

International sales for fiscal 2006 increased by $2,710,000, or 14%, to $21,821,000 compared to $19,111,000 for fiscal 2005, primarily due to increases in the Intersection Control segment, where international sales increased $2,402,000, or 96%, to $4,907,000. The increase in international sales in the Intersection Control segment was primarily due to increased sales of traffic signals in Latin America and also to increased sales in Europe and Canada. International sales for the Inform segment increased 8% to $1,809,000. International sales for the Protect and Direct segment increased only slightly after the 30% increase achieved in fiscal 2005.  Domestic sales for fiscal 2006 increased 9% to $139,313,000 from $127,242,000 due to sales increases in all operating segments, particularly in the Protect and Direct segment.

Protect and Direct—Net sales for the Protect and Direct segment for fiscal 2007 increased 3% to $83,593,000 from $80,806,000 for fiscal 2006 due principally to strong sales internationally as those markets are increasingly recognizing the importance of our safety devices. Domestically sales were flat with increased sales of truck-mounted attenuators (TMA’s) offset somewhat by decreased sales of permanent crash cushions. The sales increases of certain product lines were attributable to increased spending on workzone and other highway safety projects since the enactment of the federal highway bill. In addition, we saw increased spending on new products such as the SST Safestop®  trailer TMA.

Net sales for the Protect and Direct segment for fiscal 2006 increased 10% to $80,806,000 from $73,575,000 for fiscal 2005 due to increases across most major product lines and particularly truck-mounted attenuators (TMA’s), delineators and permanent crash cushions, which were offset somewhat by lower sales of parts. The sales increases were attributable to increased spending on workzone and other highway safety projects since the enactment of the federal highway bill and to increased spending on new products such as the SST Safestop® trailer TMA and the Quest® crash cushion.

Inform—Net sales for the Inform segment for fiscal 2007 increased slightly to $24,181,000 from $24,134,000 for fiscal 2006. Excluding $1,831,000 in sales related to the sale of the weather forecasting product line which was sold at the end of fiscal 2006, sales for the Inform segment increased 8% due to record sales of highway advisory radio products and increased sales of traffic sensing products.

Net sales for the Inform segment for fiscal 2006 increased 14% to $24,134,000 from $21,163,000 for fiscal 2005 due to increased sales of highway advisory radio products which achieved record sales for the year. In addition, sales of weather sensing systems increased during fiscal 2006. We believe products within the Inform segment also benefited from the passage of the federal highway bill in 2005 as spending on these products is more discretionary.

Intersection Control—Net sales for our Intersection Control segment for fiscal 2007 decreased 47% to $29,704,000 from $56,194,000 for fiscal 2006 due to the discontinuation of product lines as part of our restructuring activities for this segment as further described in Note 17 to the consolidated financial statements.

Net sales for the Company’s Intersection Control segment for fiscal 2006 increased 9% to $56,194,000 from $51,615,000 for fiscal 2005 due in part to strong international sales growth. However, this sales growth was less than expected and resulted in the approval of a restructuring plan in April 2006 for this segment.

Gross Profit Margin

Our gross profit margin for fiscal 2007 was 33.0% compared to 29.8% for fiscal 2006. The gross margin in the Protect and Direct segment improved due to volume-related efficiencies offset somewhat by increased raw material costs, higher freight costs and unfavorable product sales mix. The gross margin for the Inform segment decreased due to unfavorable product sales mix. The gross margin in the Intersection Control segment decreased due to inventory write-offs of $3,620,000, recorded in the first quarter as part of the restructuring plan. Excluding the $3,620,000 in inventory write-offs, our gross profit margin for fiscal 2007 would have been 35.7%.

Our gross profit margin for fiscal 2006 was 29.8% compared to 31.8% for fiscal 2005. The gross margin in the Protect and Direct segment decreased due to increased raw material costs, higher freight costs and unfavorable product sales mix. The gross margin for the Inform segment increased due to volume efficiencies related to the higher level of sales. The gross margin in the Intersection Control segment decreased due to unfavorable product sales mix and plant inefficiencies associated with the restructuring activities.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal 2007 decreased $2,564,000, or 7%, to $35,117,000 from $37,681,000 for fiscal 2006. Selling and administrative expenses in the Protect and Direct segment increased due to variable expenses related to the increased level of sales and to expenses incurred in establishing our new facility in Beijing, China. Selling and administrative costs for the Inform segment decreased primarily due to lower personnel-related expenses. Selling and administrative expenses in the Intersection Control segment decreased primarily as a result of our restructuring efforts. Selling and administrative expenses for fiscal 2007 include $970,000 in expense related to the adoption in fiscal 2006 of FAS 123R requiring the expensing of stock options as further discussed in Note 8 to the consolidated financial statements. Selling and administrative expenses increased as a percentage of sales to 25.5% for fiscal 2007 compared to 23.4% for 2006 primarily due to the lower level of sales for fiscal 2007.

Selling and administrative expenses for fiscal 2006 decreased $2,376,000, or 6%, to $37,681,000 from $40,057,000 for fiscal 2005. Selling and administrative expenses in the Protect and Direct segment decreased due to the elimination of costs incurred by our former captive manufacturer which was sold last year, and due to lower marketing expenses. Selling and administrative expenses in the Intersection Control segment decreased primarily due to the realization of cost reduction efforts over the past year. Selling and administrative costs for the Inform segment increased partially due to variable expenses related to the increased level of their sales. Selling and administrative expenses for fiscal 2006 include $1,027,000 in stock option expense related to the adoption in fiscal 2006 of FAS 123R, for which no related expense was recorded in fiscal 2005. Selling and administrative expenses decreased as a percentage of sales to 23.4% for fiscal 2006 compared to 27.4% for 2005 primarily due to the increase in sales and the realization of cost reduction efforts.

Research and Development

Research and development expenditures decreased 13% to $5,174,000 for fiscal 2007 from $5,958,000 for fiscal 2006. Expenditures for the Intersection Control segment decreased related to the restructuring of the Intersection Control segment. Expenditures for fiscal 2007 for both the Protect and Direct and Inform segments were consistent with fiscal 2006.

Research and development expenditures were $5,958,000 for fiscal 2006 compared to $5,391,000 for fiscal 2005. Expenditures increased across all operating segments as work continued on the development of innovative new products to address safety needs both here and abroad.

Gain on Sale of Assets

As further discussed in Note 3 to the consolidated financial statements, we recorded a gain on the sale of assets of $1,191,000 in fiscal 2007. This gain included a gain of $236,000 on the sale of a former manufacturing facility of the Protect and Direct segment, a gain of $282,000 resulting from final contingent proceeds relating to the sale of the weather forecasting product line in the Inform segment and a gain of $673,000 on the sale of the assets of the automated traffic enforcement product line in the Intersection Control segment.

We recorded a gain of $846,000 in fiscal 2006 in the Inform segment related to the sale of the assets of the weather forecasting product line. During fiscal 2005, we recorded a gain on the sale of assets of $1,126,000 related to the sale of certain machinery, equipment and land in the Protect and Direct segment.

Gain on Legal Settlements

As further discussed in Note 18 to the consolidated financial statements, we recorded a gain of $2,975,000 in fiscal 2006 in the Intersection Control segment due to the settlement of legal claims with the sellers of U.S. Traffic Corporation and Peek Traffic Corporation.

Restructuring costs

As further discussed in Note 17 to the Consolidated Financial Statements, we recorded $11,275,000 in restructuring costs in the Intersection Control segment in the first and second quarters of fiscal 2007. Included in the restructuring costs are $1,792,000 in employee severance and benefits, $1,903,000 in lease obligations, $3,620,000 in net asset sales and asset and inventory write-offs and $3,960,000 in facility exit costs, consultants and legal costs.

We recorded $5,775,000 in restructuring costs in the Intersection Control segment in fiscal 2006. Included in the restructuring costs are $179,000 in employee severance and benefits, $90,000 in lease obligations, $4,571,000 in net asset sales and write-offs and $935,000 in facility exit costs, consultants and legal costs.

Asset Impairment Charges

In fiscal year 2006, results at our Intersection Control segment continued to be substandard and we adopted a restructuring plan in April 2006 as further discussed in Note 17 to the consolidated financial statements. As part of the restructuring plan, we sold the portable variable message sign, illuminated street lighting and tunnel lighting product lines and we discontinued other low-margin and non-core product lines. As a result of the continued poor performance and the Company’s impairment review in the fourth quarter of fiscal 2006, we determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. As further discussed below and in Note 6 to the consolidated financial statements, we recorded non-cash asset impairment charges in the Intersection Control segment of

$13,374,000, or $8,723,000, net of income tax benefits, or $0.98 per diluted share. The charges included $10,225,000 for goodwill and $3,149,000 for fixed assets.

Operating Profit (Loss)

The operating loss decreased to $1,323,000 for fiscal 2007 from an operating loss of $10,928,000 for fiscal 2006. The decreased operating loss was primarily due to large asset impairment charges incurred in fiscal 2006, as well as an improved gross profit margin and lower selling and administrative costs in fiscal 2007 as discussed above. The fiscal 2007 operating loss included gains on sales of assets of $1,191,000, restructuring costs of $7,655,000 and related inventory write-offs of $3,620,000. The fiscal 2006 operating loss included asset impairment charges of $13,374,000, restructuring costs of $5,775,000, gains on legal settlements of $2,975,000 and a gain on the sale of assets of $846,000. Without these items, operating profit would have increased to $8,761,000 for fiscal 2007 compared to $4,400,000 for fiscal 2006. Operating profit for the Protect and Direct segment increased $1,426,000 to $16,965,000 for fiscal 2007, which included a gain on sale of assets of $236,000, from $15,539,000 for fiscal 2006 primarily due to improved gross margins as discussed above. Operating profit for the Inform segment increased $42,000 to $3,445,000 for fiscal 2007, including a $282,000 gain on sale of assets, from $3,403,000 for fiscal 2006, which included an $846,000 gain on sale of assets, primarily due to the reduction in selling and administrative costs as discussed above. The operating loss for the Intersection Control segment was $13,561,000, including restructuring costs of $7,655,000, related inventory write-offs recorded in cost of sales of $3,620,000, and a gain on sale of assets of $673,000, compared to an operating loss for fiscal 2006 of $22,360,000, which included $13,374,000 in asset impairment charges, $5,775,000 in restructuring charges and $2,975,000 in gains on legal settlements.

The operating loss of $10,928,000 for fiscal 2006 compared to operating profit of $2,167,000 for fiscal 2005. The change was primarily due to asset impairment and restructuring costs incurred in fiscal 2006, which were only partially offset by an improved gross profit margin and lower selling and administrative costs as discussed above and the gains on legal settlements and sale of assets. The fiscal 2006 operating loss included asset impairment charges of $13,374,000, restructuring costs of $5,775,000, gains on legal settlements of $2,975,000 and a gain on the sale of assets of $846,000. Without these items, operating profit would have increased to $4,400,000 for fiscal 2006 compared to $1,041,000 for fiscal 2005. Operating profit for the Protect and Direct segment increased $680,000 to $15,539,000 for fiscal 2006 from $14,859,000 for fiscal 2005 which included $1,126,000 in gain on sale of assets, primarily due to lower selling and administrative costs as discussed above. Operating profit for the Inform segment increased $2,252,000 to $3,403,000 for fiscal 2006, including an $864,000 gain on the sale of assets, from $1,151,000 for fiscal 2005 primarily due to the higher sales and volume efficiencies related to the higher level of sales. The operating loss for the Intersection Control segment was $22,360,000, including asset impairment charges of $13,374,000, restructuring costs of $5,775,000 and a gain on legal settlements of $2,975,000, compared to an operating loss for fiscal 2005 of $5,723,000.

Interest Expense

Interest expense for fiscal 2007 decreased slightly to $4,459,000 from $4,646,000 in fiscal 2006. The decrease was due primarily to our lower level of average long-term debt outstanding during fiscal 2007 and partially due to lower interest rates on our revolving bank debt. The interest rate on our bank credit facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.9% as of June 30, 2007 compared to our weighted average rate of 7.7% as of June 30, 2006. The interest rate on the Company’s convertible debt issued during fiscal 2005 is 7%. The Company expects the average interest rate during fiscal 2008 on all debt to be approximately 7%.

Interest expense for fiscal 2006 increased $1,410,000 to $4,708,000 from $3,298,000 in fiscal 2005. The increase was due primarily to higher interest rates and also to the higher level of average long-term debt outstanding during fiscal 2006.

Income Taxes

The income tax benefit for fiscal 2007 was $2,203,000, reflecting a 38% effective tax rate. We expect to provide for income taxes at a rate of 38% for fiscal 2008. However, this rate may be negatively impacted based on management’s ongoing evaluation as to whether it is more likely than not that some or all of the deferred tax assets recorded are realizable.

The income tax benefit for fiscal 2006 was $5,472,000, reflecting a 35% effective tax rate. Included in the income tax benefit for fiscal 2006 was $4,651,000 relating to the asset impairment charges.

Net Earnings (Loss)

The net loss for fiscal 2007 was $3,579,000, or $0.40 per diluted share, compared to a net loss of $10,102,000, or $1.14 per diluted share, for 2006. Included in the net loss for fiscal 2007 were gains on sales of assets, restructuring costs and related inventory write-offs totaling $6,252,000, net of income taxes, or $0.70 per diluted share. Included in the net loss for fiscal 2006 were asset impairment charges, restructuring costs, a gain on sale of assets and legal settlement gains totaling $9,976,000, net of income taxes, or $1.13 per diluted share. Without these items, net earnings would have increased to $2,673,000, or $0.30 per diluted share for fiscal 2007 compared to a net loss of $126,000, or $0.01 per diluted share for fiscal 2006.

The net loss for fiscal 2006 was $10,102,000, or $1.14 per diluted share, compared to a net loss of $650,000, or $0.07 per diluted share, for 2005. Included in the net loss for fiscal 2006 were asset impairment charges, restructuring costs, a gain on sale of assets and legal settlement gains totaling $9,976,000, net of income taxes, or $1.13 per diluted share. Included in the net loss for fiscal 2005 was a gain on sale of assets of $667,000, or $0.08 per diluted share. Without these items, the net loss would have been $126,000, or $0.01 per diluted share for fiscal 2006 compared to a net loss of $1,317,000, or $0.15 per diluted share for fiscal 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $674,000 as of June 30, 2007 and access to additional funds of approximately $19 million under our secured bank credit agreement. We believe that this bank credit facility is an important source of liquidity. The credit agreement provides for a $30 million revolving credit facility with a $10 million sub-facility for letters of credit. We must maintain a minimum availability of $5 million under the revolving credit facility. Total availability is based on a formula of eligible accounts receivable, eligible inventory, machinery and equipment and real estate. We are also required to maintain a maximum senior leverage ratio. Our covenants limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are in compliance with these covenants and expect to remain in compliance through fiscal 2008. Under certain conditions, we may request a release of all security interests at which time we would no longer be subject to a borrowing base formula, but would be subject to several additional financial covenants. The agreement currently expires in February 2009, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank. Our outstanding borrowings were $52,122,000, or 53.6% of total capitalization, as of June 30, 2007, of which $7,000,000 was outstanding on our bank credit facility. This compares to $51,587,000, or 51.3% of total capitalization, as of June 30, 2006, of which $6,000,000 was outstanding on our bank credit facility. Included in long-term debt as of June 30, 2007 and June 30, 2006 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025 and a $5 million five-year subordinated promissory note due April, 2008. The amount of standby letters of credit outstanding was $1,294,000 as of June 30, 2007 and $1,144,000 as of June 30, 2006.

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

Cash Flows

Cash flows provided by operations were $1,903,000 during fiscal 2007. This compares with $4,504,000 in fiscal 2006 and $3,398,000 in fiscal 2005. In each of the past three years, cash flow from operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization and asset impairment charges. The decrease in cash generated from operating activities in fiscal 2007 is primarily due cash restructuring charges.

Investing activities used cash of $483,000 during fiscal 2007, compared to $308,000 in fiscal 2006 and $910,000 in fiscal 2005. Expenditures during fiscal 2007 were $2,982,000 for capital and patent expenditures, which were offset somewhat by proceeds received from the sale of assets.

Financing activities used cash of $1,615,000 during fiscal 2007, compared to cash used of $3,483,000 during fiscal 2006 and cash used of $4,709,000 in fiscal 2005. During fiscal 2007, we borrowed a net $1,000,000 on our outstanding revolving credit facility and paid $465,000 on other notes payable. We received cash of $970,000 from the exercise of common stock options. The payment of our semi-annual cash dividend used cash of $3,381,000.

For 2008, we anticipate needing approximately $4,000,000 in cash for capital expenditures. We also expect to invest approximately $1,000,000 in our Beijing, China facility in fiscal 2008. We will also need $5,000,000 to pay the subordinated promissory note on its due date in April, 2008.  We may require additional investments in working capital to maintain growth. We may also need additional funds to repurchase our common stock from time to time or if we acquire product lines or businesses that complement our existing operations. These expenditures will be financed either through our cash on-hand, cash generated from its operations or from borrowings available under our bank credit facility. We currently expect cash generated from operations to be higher in fiscal year 2008 compared to fiscal 2007. However, there can be no assurance that this will occur, or to what extent this will occur. We believe that our existing cash, cash generated from operations and funds available under our existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2007:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollar amounts in thousands)
Long-term debt(1)	$52,122	$5,122	$40,000	$—	$7,000
Estimated interest payments(2)	11,022	3,526	5,770	986	740
Operating leases, net	10,557	3,087	2,601	1,084	3,785
Minimum royalty payments	1,960	760	600	600	—
Retirement award program(3)	364	84	82	87	111
Purchase obligations(4)	3,754	3,754	—	—	—
Total	$79,779	$16,333	$49,053	$2,757	$11,636

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

(4)          Purchase obligations include non-cancellable orders with suppliers in the normal course of business on a short-term basis.

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of June 30, 2007 was $761,000. We also have standby letters of credit covering potential workers’ compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of June 30, 2007 was $1,294,000.

FUTURE OUTLOOK

We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 will improve prospects for increased domestic spending for our products in fiscal 2008. Currently, we believe that domestic demand for our products has not yet fully benefited from opportunities developing as a result of SAFETEA-LU and an improving industry environment. Given our history as a late-stage benefactor of industry spending, we remain optimistic that we have properly positioned our business for growth once spending increases the demand for our products. We also expect international sales to continue to be an important driver of our sales growth and may reach between $27 and $28 million for fiscal 2008. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will increase.

To meet increasing international sales demands and further penetrate emerging markets, we are investing in international growth opportunities. This includes the formation of a new company in Beijing, China during 2007. Our investment in this new company is currently expected to be approximately $1 million in fiscal 2008. We expect our Beijing facility to be profitable in fiscal 2008 and to be able to fund its own operations, however there is no guarantee. The development of sales may be slower than expected which would require us to fund their operations for an indefinite period.

We believe fiscal 2007 was a transitional year for us. We expect to see growth in sales and profitability for each of our segments. We expect that sales for both the Protect and Direct and the Inform segments may reach record levels again in fiscal 2008. We are beginning to see bids for large contracts for the Intersection Control segment after a decline in bid activity over the past couple years. In January 2007, we were awarded a $20 million contract from the New York City Department of Transportation for traffic controllers to be delivered over three years. We expect to begin recording revenue relating to this contract in the second half of fiscal 2008. We believe that this award and the completion of the restructuring plan are important steps in reaching profitability for the Intersection Control segment in fiscal 2008. However, there is no guarantee that the segment will reach a sufficient level of sales to be profitable.

We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. The gross profit margins of certain acquired product lines, primarily the traffic and intersection control product lines, are lower than our historical gross profit margin, which is currently adversely affecting our gross profit margin. We are experiencing rigorous price competition in our Intersection Control segment, and in the weather sensing system product line. We do not believe these trends will improve in the near future.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets, health care liabilities and determining stock-based compensation expense. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2007 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company’s consolidated financial statements.  There have been no material changes in accounting policies, methods and estimates used by management except for the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” on July 1, 2005. In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by the Company are the most important to the presentation of our financial statements:

Revenue Recognition:  Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, we ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts and credits is made based upon management’s analysis of bad debts, credits and returns.

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

Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined using present value methodologies.

As discussed further in Note 6 to our June 30, 2007 Consolidated Financial Statements, as a result of our annual impairment review during fiscal 2006, we recorded non-cash asset impairment charges of $13,374,000 relating to goodwill and amortized long-lived assets of the Intersection Control segment. Our annual impairment review resulted in no impairment charges for fiscal years 2007 or 2005. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

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

Stock-based Compensation:  We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment” as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2007 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Our stock option plans are more fully described in Note 8 to the consolidated financial statements.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt FIN 48 effective July 1, 2007 and we are currently in the process of evaluating the impact that the adoption of FIN 48 will have on our financial position, consolidated results of operations and cash flows. Material differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to retained earnings.

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

Non-GAAP Financial Information

We believe that the sale of assets, gain on legal settlements, restructuring costs and asset impairment charge affect the comparability of the results of operations and net loss of the 2007 fiscal year to the results of operations for the 2006 and 2005 fiscal years. We also believe that disclosing operating income and net loss excluding those items will allow investors to more easily compare fiscal year 2007 results to fiscal years 2006 and 2005 results.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates on our revolving credit facility.  The exposure to interest rate fluctuations was significantly reduced in the third quarter of fiscal 2005 when we issued convertible debt and used the proceeds to pay down the debt issued pursuant to the revolving credit agreement. Due to the lower exposure to rate fluctuations, the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk has been discontinued. As described in Note 7 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2007 and 2006 was $47,000,000 and $51,122,000, respectively. A hypothetical 1% increase in interest rates on our revolving credit facility would have adversely affected our 2007 and 2006 net earnings and cash flows by approximately $99,000 and $117,000, respectively.

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no significant transaction gains or losses during 2007, 2006 or 2005 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. Although we continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes, we did not hold such derivatives during 2007 or 2006.   In the next few years we may confront greater risks from currency exchange fluctuations as our business internationally expands.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

We have audited the accompanying consolidated balance sheets of Quixote Corporation (a Delaware Corporation) and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2007, 2006 and 2005. We have also audited the accompanying Schedule II—Valuation and Qualifying Accounts and Reserves as of June 30, 2007, 2006 and 2005. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Quixote Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended June 30, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quixote Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 10, 2007 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Chicago, Illinois
September 10, 2007

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
	2007	2006	2005
	Dollar amounts in thousands, except share data
Net sales	$137,478	$161,134	$146,353
Cost of sales	92,046	113,095	99,864
Gross profit	45,432	48,039	46,489
Operating (income) expenses:
Selling and administrative	35,117	37,681	40,057
Research and development	5,174	5,958	5,391
Gain on sale of assets	(1,191)	(846)	(1,126)
Restructuring costs	7,655	5,775
Gain on legal settlements		(2,975)
Asset impairment charge		13,374
	46,755	58,967	44,322
Operating profit (loss)	(1,323)	(10,928)	2,167
Other income (expense):
Interest income	19	62	34
Interest expense	(4,478)	(4,708)	(3,298)
	(4,459)	(4,646)	(3,264)
Loss before benefit for income taxes	(5,782)	(15,574)	(1,097)
Income tax benefit	(2,203)	(5,472)	(447)
Net loss	$(3,579)	$(10,102)	$(650)
Basic loss per share:
Net loss	$(0.40)	$(1.14)	$(0.07)
Weighted average common shares outstanding	8,945,855	8,850,884	8,800,421
Diluted loss per share:
Net loss	$(0.40)	$(1.14)	$(0.07)
Weighted average common and common equivalent shares outstanding	8,945,855	8,850,884	8,800,421

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2007	2006
	Dollar amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$674	$869
Accounts receivable, net of allowance for doubtful accounts of $1,687 in 2007 and $1,816 in 2006	31,415	36,481
Refundable income taxes	2,508	238
Inventories, net	25,591	25,465
Deferred income taxes	2,798	3,824
Other current assets	1,263	952
Total current assets	64,249	67,829
Property, plant and equipment at cost:
Land	988	1,088
Buildings and improvements	13,989	15,811
Machinery and equipment	14,977	17,385
Furniture and fixtures	2,022	2,150
Computer equipment and software	9,097	8,346
Leasehold improvements	1,638	1,638
Construction in progress	384	296
	43,095	46,714
Less: accumulated depreciation	(25,435)	(27,179)
	17,660	19,535
Goodwill	17,385	17,385
Intangible assets, net	5,805	6,467
Deferred income taxes	12,815	11,844
Other assets	1,460	2,143
	$119,374	$125,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,122	$465
Accounts payable	10,272	13,234
Dividends payable	1,715	1,688
Accrued expenses:
Accrued payroll and commissions	3,026	3,507
Accrued warranty	435	927
Accrued insurance	1,150	1,431
Accrued interest	1,142	1,108
Accrued restructuring	912	497
Other accrued expenses	2,347	1,191
Total current liabilities	26,121	24,048
Long-term debt, net of current portion	47,000	51,122
Other long-term liabilities	1,045	1,087
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 10,997,129 shares—2007 and issued 10,904,678 shares—2006	183	182
Capital in excess of par value of stock	65,230	62,434
Retained earnings	3,238	10,226
Accumulated comprehensive income	109	227
Treasury stock, at cost, 1,958,119 shares—2007 and 2,008,636 shares—2006	(23,552)	(24,123)
Total shareholders’ equity	45,208	48,946
	$119,374	$125,203

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the three years ended June 30, 2007
			Capital in	Accumulated				Compre-
			Excess of	Comprehensive				hensive
	Common Stock		Par Value	Income	Retained	Treasury Stock		Income
	Shares	Dollars	of Stock	(Loss)	Earnings	Shares	Dollars	(Loss)
	Dollar amounts in thousands, except share data
BALANCES, JULY 1, 2004	10,707,440	$178	$57,757	$614	$27,430	1,951,240	$(22,072)
Exercise of options, net of tax	81,550	2	1,117
Net loss—2005					(650)			$(650)
Other comprehensive income				(292)				(292)
Reclassification to earnings				23
Declaration of semi-annual cash dividends ($0.18 per share)					(3,175)
Issuance of shares for 401K plan			298			(35,887)	406
Issuance of shares pursuant to the stock retirement plan	10,794		210
BALANCES, JUNE 30, 2005	10,799,784	$180	$59,382	$345	$23,605	1,915,353	$(21,666)	$(942)
Exercise of options, net of tax	94,100	2	1,234
Net loss—2006					(10,102)			$(10,102)
Other comprehensive income				(118)				(118)
Declaration of semi-annual cash dividends ($0.18 and $0.19 per share)					(3,277)
Issuance of shares for 401K plan			575			(57,320)	648
FAS 123R stock compensation expense			1,027
Shares for settlement of legal issue						150,603	(3,105)
Issuance of shares pursuant to the stock retirement plan	10,794		216
BALANCES, JUNE 30, 2006	10,904,678	$182	$62,434	$227	$10,226	2,008,636	$(24,123)	$(10,220)
Exercise of options, net of tax	81,657	1	1,231
Net loss—2007					(3,579)			$(3,579)
Other comprehensive income				(118)				(118)
Declaration of semi-annual cash dividends ($0.19 per share)					(3,409)
Issuance of shares for 401K plan			392			(50,517)	571
FAS 123R stock compensation expense			970
Issuance of shares pursuant to the stock retirement plan	10,794		203
BALANCES, JUNE 30, 2007	10,997,129	$183	$65,230	$109	$3,238	1,958,119	$(23,552)	$(3,697)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
	2007	2006	2005
	Dollar amounts in thousands
OPERATING ACTIVITIES:
Net loss	$(3,579)	$(10,102)	$(650)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Depreciation	3,448	4,701	4,587
Amortization	1,730	1,736	1,224
Asset impairment charges		13,374
Non-cash inventory disposal	3,620
(Gain) loss on disposition of assets	(1,191)	2,603	(1,126)
Non-cash restructuring charges		864
Deferred income taxes	54	(5,880)	2,253
Provisions for losses on accounts receivable	359	235	647
Issuance of stock retirement plan shares	203	216	210
Income tax benefit from employee stock options			160
Issuance of stock to 401K plan	963	1,223	704
Share-based compensation expense	970	1,027
Changes in operating assets and liabilities:
Accounts receivable	4,407	(3,972)	218
Inventories	(4,053)	(1,869)	(2,109)
Other assets	(284)	221	(614)
Accounts payable and accrued expenses	(2,432)	(729)	(929)
Income taxes payable/refundable	(2,270)	822	(950)
Other long-term liabilities	(42)	34	(227)
Net cash provided by operating activities	1,903	4,504	3,398
INVESTING ACTIVITIES:
Capital expenditures	(2,453)	(3,048)	(3,805)
Proceeds from sale of assets	2,499	3,066	1,642
Proceeds from sale/leaseback of assets			1,206
Patent expenditures	(529)	(326)	(170)
Payments on notes receivable			217
Net cash used in investing activities	(483)	(308)	(910)
FINANCING ACTIVITIES:
Proceeds from convertible debt offering			40,000
Fees on convertible debt offering			(2,605)
Payments on notes payable	(465)	(427)	(393)
Payments on revolving credit agreement	(24,650)	(37,350)	(37,400)
Proceeds from revolving credit agreement	25,650	39,350	14,400
Payments on term loan			(17,000)
Proceeds from interest rate swap arrangement			394
Payment of semi-annual cash dividends	(3,381)	(3,185)	(3,066)
Proceeds from exercise of common stock options	970	1,031	961
Income tax benefit from employee stock options	261	203
Repurchase of common stock for treasury		(3,105)
Net cash used in financing activities	(1,615)	(3,483)	(4,709)
Effect of exchange rate changes on cash			(12)
Net change in cash and cash equivalents	(195)	713	(2,233)
Cash and cash equivalents at beginning of year	869	156	2,389
Cash and cash equivalents at end of year	$674	$869	$156

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

COMPUTER SOFTWARE

We capitalize certain costs incurred in connection with developing computer software which will be used in our products once we achieve technological feasibility. During 2007 and 2006, approximately $496,000 and $466,000, respectively, of computer software was capitalized, primarily relating to software embedded in new products being developed in the Inform and Intersection Control segments.

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

Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined using present value methodologies.

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

GEOGRAPHIC CONCENTRATION

Our customers consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. No single customer represents a significant portion of our total revenues. However, in fiscal 2007, 2006 and 2005, approximately 7%, 9% and 11%, respectively, of revenues were from customers in the state of Texas; 8%, 9% and 9%, respectively, of revenues in fiscal 2007, 2006 and 2005 were from customers in the state of Florida; and 9%, 11% and 9%, respectively, of revenues in fiscal 2007, 2006 and 2005, were from customers in the state of California.

REVENUE RECOGNITION

Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. Additionally, we ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. Provision for estimated uncollectible amounts and credits is made based upon management’s analysis of bad debts, credits and returns.

SHIPPING AND HANDLING

Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by us are included in cost of sales.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs are expensed as incurred.

STOCK-BASED COMPENSATION

We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment” as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2007 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock option plans are more fully described in Note 8.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt FIN 48 effective July 1, 2007 and we are currently in the process of evaluating the impact that the adoption of FIN 48 will have on our financial position, consolidated results of operations and cash flows. Material differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to retained earnings.

3.      ACQUISITIONS AND DISPOSITIONS

We sold our automated traffic enforcement product line within the Intersection Control segment to Traffipax, Inc. during the first quarter of fiscal 2007 for total cash proceeds of $795,000. We transferred to Traffipax city and county contracts to provide red light enforcement and speed enforcement services, as well as related assets. Several of our employees were hired by Traffipax to service the transferred contracts. During fiscal 2007, we recognized a gain on the sale of assets of the automated traffic enforcement product line of $673,000.

Also during the first quarter of fiscal 2007, we sold a former captive manufacturing facility of the Protect and Direct segment located in South Bend, Indiana to Elkhart Plastics, Inc. Since June 30, 2005, we had been renting the facility to the buyer. Our net proceeds from the sale of this facility were $1,423,000 and we recognized a gain on the sale of assets of $236,000.

Effective June 30, 2006, we sold our weather forecasting product line within the Inform segment for a sale price of $1,848,000, including $1,566,000 in cash received during fiscal 2006 and $282,000 in contingent payments received in fiscal 2007. We sold contracts, intellectual property, allocated goodwill, software, equipment and inventory and recorded a net gain on the sale of $846,000 in fiscal 2006 and $282,000 in fiscal 2007.

Effective June 30, 2005, we sold certain machinery and equipment of a captive manufacturer of our Protect and Direct segment for approximately $650,000 in cash and recorded a gain on the sale of $566,000 in operating income. Also during fiscal 2005, we sold land and received proceeds of $992,000 and recorded a gain on the sale of $560,000 in operating income.

4.                 INVENTORIES

Inventories consist of the following at June 30:

	2007	2006
	(Dollar amounts in thousands)
Finished goods	$ 9,002	$ 8,467
Work-in-process	5,007	6,642
Raw materials	11,582	10,356
	$ 25,591	$ 25,465

5.                 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of June 30:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
	(Dollar amounts in thousands)
Amortized intangible assets:
Patents and licenses	$ 3,664	$ 1,942	$ 1,722	$ 3,135	$ 1,758	$ 1,377
Technology and installed base	2,491	1,296	1,195	2,491	1,097	1,394
Customer relationships	3,807	2,222	1,585	3,807	1,698	2,109
Trade names	2,250	947	1,303	2,250	663	1,587
Other	640	640	—	640	640	—
Total	$ 12,852	$ 7,047	$ 5,805	$ 12,323	$ 5,856	$ 6,467

We paid $529,000 for patents and licenses during fiscal 2007, including $494,000 for a patent relating to a sensor product line in the Inform segment. Intangible amortization expense was $1,190,000, $1,196,000 and $1,079,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The estimated amortization expense for the five fiscal years subsequent to 2007 is as follows: $1,153,000 in 2008, $942,000 in 2009, $829,000 in 2010, $731,000 in 2011 and $640,000 in 2012. Intangible assets are amortized over their useful lives, which is four to seventeen years for patents and licenses, five to fifteen years for technology and installed base, five to ten years for customer relationships, ten years for trade names and one to two years for other intangible assets.

The following table displays a roll-forward of the carrying amount of goodwill from July 1, 2005 to June 30, 2007 by business segment:

	2007			2006
	Protect		Intersection	Protect		Intersection
	and Direct	Inform	Control	and Direct	Inform	Control
	Segment	Segment	Segment	Segment	Segment	Segment
	(Dollar amounts in thousands)
Beginning balance	$ 8,139	$ 9,246	$ —	$ 8,139	$ 9,777	$ 11,397
Acquired
Adjustments
Sale of product lines					(531)	(1,172)
Impairment charges (Note 6)						(10,225)
Ending balance	$ 8,139	$ 9,246	$ —	$ 8,139	$ 9,246	$ —

During the fourth quarter of fiscal 2006, we recorded impairment charges relating to goodwill and other long-lived assets as discussed further in Note 6. In addition, during the fourth quarter of fiscal 2006, goodwill was reduced related to the sale of the weather forecasting product line and the sale of the portable variable message sign and lighting product lines as discussed in Notes 3 and 17.

6.                 ASSET IMPAIRMENT CHARGES

In fiscal year 2006, results at our Intersection Control segment continued to be substandard and we adopted a restructuring plan in April 2006 as further discussed in Note 17. As part of the restructuring plan, we sold the portable variable message sign, illuminated street lighting and tunnel lighting product lines and we discontinued other low-margin and non-core product lines. As a result of the continued poor performance and the Company’s impairment review in the fourth quarter of fiscal 2006, we determined that the carrying amounts of certain long-lived assets were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected. We recorded asset impairment charges in the Intersection Control segment of $13,374,000, or $8,723,000 net of income tax benefits, or $0.98 per diluted share. The charges included $10,225,000 for goodwill and $3,149,000 for fixed assets. In fiscal years 2007 and 2005, our annual impairment reviews resulted in no impairment charges being recorded.

In performing our impairment assessments, we first assess our indefinite-lived intangibles; second, assess our amortized long-lived assets (including amortized intangible assets and property, plant and equipment); and third, assess our goodwill. Additionally, we re-assess the remaining useful lives of our amortized long-lived assets.

7.                 LONG-TERM DEBT

Long-term debt consists of the following at June 30:

	2007	2006
	(Dollar amounts in thousands)
Convertible debt 7% interest rate due February 15, 2025	$40,000	$40,000
Revolving credit note due February 1, 2009, interest at variable rates, ranging between 6.8% and 8.3%	7,000	6,000
Subordinated promissory note	5,000	5,000
Note payable, net of discount of $3–2007 and $38–2006	122	587
Total long-term debt	52,122	51,587
Less current portion	5,122	465
Long-term debt, net	$47,000	$51,122

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

During April 2005, we entered into a new bank credit agreement with a secured revolving credit facility of $30 million. The revolving credit availability is based on a formula of eligible accounts receivable, eligible inventory, machinery & equipment and real estate, subject to a minimum excess collateral availability factor. Effective June 30, 2006, we are also required to maintain a maximum senior leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We were in compliance with these covenants as of June 30, 2007 and 2006. The borrowing is secured by a first security interest in all existing and hereafter acquired assets of the company, including accounts receivable, inventory, machinery and equipment, real estate and the equity securities of our subsidiaries. Under certain conditions, we may request a release of all security interests, at which time we would no longer be subject to a borrowing base formula, but would be subject to several additional financial covenants.

The subordinated promissory note is a five-year note, payable at the end of its term, April 2008. It was entered into in connection with the acquisition of the assets of U.S. Traffic Corporation (UST), part of the Intersection Control segment, in May 2003 and is payable to the former owners. It bears interest at 5.25%, with interest payable semi-annually. The note payable was entered into in connection with the acquisition of Roadway Safety Service, Inc. and is payable to a former owner. The final payment on the note is payable in September 2007 with interest imputed at 8.5%.

The aggregate amount of maturities of long-term debt for the four years subsequent to 2007 assuming renewal of the credit agreement and the effective maturity of the convertible debt is as follows: $5,122,000 in 2008, $0 in 2009, $40,000,000 in 2010, $0 in 2011 and 2012 and $7,000,000 thereafter.

8.                 STOCK OPTIONS AND STOCK TRANSACTIONS

We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”) as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2007 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two current share-based compensation plans, which are described below.

Plan Descriptions

Our 2001 Employee Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and restricted shares to our employees for up to 1,125,000 shares, of which 150,000 shares were reserved for the grant of restricted stock awards. We believe that grants of stock options to employees generate an increased incentive for the employees to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of our stockholders. The Plan provides for grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. No grantee may receive awards, which include option grants and restricted stock awards, in excess of 100,000 shares per year. The stock options are granted with an exercise price equal to or greater than the fair market value of our stock at the time of grant. Employee options granted under the current plan expire not more than ten years from the grant date with vesting to be determined by the Committee. For grants currently outstanding, vesting is over a three year period, with one-third of the grant becoming exercisable at the end of each of the three years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

Our 2001 Non-Employee Directors Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 135,000 shares. We believe that grants of stock options to non-employee directors encourage the directors to acquire a long term proprietary interest in the growth and performance of the Company, and generate an increased incentive for the directors to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of our stockholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount, which is currently 5,000 stock options per each non-employee director annually. The stock options are granted with an exercise price equal to the fair market value of our stock at the time of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting is over not less than a six-month period. Option awards provide for accelerated vesting if there is a change in control, as defined in the Director Plan. Vesting is also accelerated upon the death of a director optionee.

A summary of the principal features of our current stock incentive plans, as well as copies of those plans are provided in our Proxy Statement for the Annual Meeting of Stockholders on November 18, 2004. Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from treasury stock or may be shares purchased on the open market. We believe that we currently have adequate treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2008. The authorization for issuance will terminate on November 1, 2011 for both the Plan and the Director Plan.

We also have a retirement stock award program for certain of our key executives that was authorized under the 1993 Long-Term Stock Ownership Incentive Plan, which has since been replaced by the Plan. The award consists of shares of our common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year’s stock award, the executive must remain employed with us through the end of the fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by us or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if our stock price appreciates at a sustained target rate. The retirement stock award program resulted in a charge to earnings of $340,000 in 2007, $357,000 in 2006 and $352,000 in 2005.

Share-based Compensation Expense

The share-based compensation cost that has been charged against income for stock options under the Plan and the Director Plan was $970,000 and $1,027,000 for the years ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $191,000 and $215,000 for those periods, respectively, and the net expense recorded was $779,000 and $812,000, which was $0.09 per basic and diluted share outstanding for both periods.

As of June 30, 2007, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $765,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures. The 250,333 unvested options outstanding at June 30, 2007 have a weighted-average fair value of $5.58.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for fiscal years 2007, 2006 and 2005. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants. The following summarizes the assumptions used in determining the fair value of stock options for the years ended June 30:

	2007	2006	2005
Risk free interest rate	4.5–4.8%	4.0–4.5%	3.9–4.2%
Expected dividend yield	2.28%	1.73%	1.72%
Weighted average expected volatility	39%	42%	41%
Expected term	3.9–5.8 years	3.7–6.0 years	4.0–7.0 years
Weighted average expected term	4.4 years	4.5 years	4.3 years
Weighted average grant-date fair value	$4.95	$7.32	$6.87

Stock Option Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Common Shares	Price	Term	Value
Outstanding at July 1, 2004	1,000,958	$17.68
Granted	205,700	$19.51
Exercised	(129,754)	$14.87
Cancelled or expired	(66,933)	$21.14
Outstanding at June 30, 2005	1,009,971	$18.19	3.6 Years	$2,973,000
Granted	114,200	$21.02
Exercised	(165,036)	$15.41
Cancelled or expired	(14,233)	$20.77
Outstanding at June 30, 2006	944,902	$18.98	3.1 Years	$1,660,000
Granted	187,000	$18.65
Exercised	(82,500)	$11.99
Cancelled or expired	(190,199)	$23.65
Outstanding at June 30, 2007	859,203	$18.54	3.2 Years	$1,451,000
Vested at June 30, 2007	608,870	$18.19	3.0 Years	$1,354,000

Options outstanding at June 30, 2007 are exercisable as follows: 608,870 currently, 126,143 within one year, 75,190 in two years and 49,000 thereafter. Options outstanding as of June 30, 2006 and 2005 included 714,013 and 711,076 which were exercisable as of those dates, respectively. As of June 30, 2007, we have 543,359 common shares reserved for our option and award plans available for future grants. The total intrinsic value of stock options exercised was $686,000 in 2007, $1,267,000 in 2006 and $732,000 in 2005. The total fair value of stock options vested during fiscal 2007, 2006 and 2005 was $750,000, $1,143,000 and $1,030,000, respectively.

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

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to the stock options granted during fiscal 2005:

2005
(Dollar amounts in thousands, except per share data)
Net loss, as reported	$(650)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	209
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,170)
Pro-forma net loss	$(1,611)
Loss per share:
Basic—as reported	$(0.07)
Basic—pro forma	$(0.18)
Diluted—as reported	$(0.07)
Diluted—pro forma	$(0.18)

Pro-forma information for the years ended June 30, 2007 and 2006 are not presented as stock-based payments were recorded using the fair-value method required under SFAS No. 123(R).

9.                 SHAREHOLDER RIGHTS PLAN

We have a Shareholder Rights Plan (the Rights Plan) which was established to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The Rights Plan calls for stockholders of record as of July 14, 1998 to receive a dividend distribution of one right for each outstanding share of our common stock. Each share issued after that date is also granted a right. Each right entitles the holder, upon the occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, no par value, for $40 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 15% of our outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right.

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

10.          INCENTIVE SAVINGS PLAN

We have an incentive savings plan covering substantially all of our employees. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). We contribute a matching contribution based upon a percentage of the participants’ contributions which is invested directly in our common stock. During fiscal 2005, we began contributing most of our matching contributions under the incentive savings plan by issuing common stock from our treasury stock. Additional discretionary company contributions may be made at the option of our Board of Directors. The expense for the plan was $1,160,000 in 2007, $1,224,000 in 2006 and $1,186,000 in 2005.

11.          INCOME TAXES

The income tax provision (benefit) consists of the following:

	2007	2006	2005
	(Dollar amounts in thousands)
Current:
Federal and international	$(2,207)	$37	$(2,839)
State	(50)	371	139
	(2,257)	408	(2,700)
Deferred:
Federal and international	50	(5,248)	2,194
State	4	(632)	59
	54	(5,880)	2,253
Total income tax benefit	$(2,203)	$(5,472)	$(447)

The components of the net deferred tax asset (liability) are as follows:

	2007	2006
	(Dollar amounts in thousands)
Deferred tax assets:
Accounts receivable allowance	$551	$386
Warranty reserve	330	321
Goodwill and intangible assets	7,085	7,422
Inventory valuation	758	725
Compensated absences and medical claims	358	498
Stock option expenses	374	204
Other liabilities and reserves	713	555
Net operating loss and R&D credits	7,702	7,255
Valuation allowance	(1,115)	(445)
	16,756	16,921
Deferred tax liabilities:
Book over tax basis of fixed assets	(1,143)	(1,253)
Net deferred tax assets	$15,613	$15,668

The valuation allowance relates principally to deferred tax assets that we estimate may not be realizable and consist of tax over book basis in affiliates. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

At June 30, 2007, we have approximately $11,019,000 of state and $12,834,000 of federal net operating losses that can be carried forward for tax purposes. All of the state operating losses are being carried forward. We have prepared the necessary amended tax return filings to carry back approximately $9 million of federal operating losses to prior years. The benefit associated with these losses of approximately $2.5 million is included in refundable income taxes. Certain limitations on utilization of the net operating loss carryforwards are present and realization of a portion of the carryforwards is uncertain. These carryforwards expire in years from 2013 through 2027.

The net deferred tax assets consist of the following at June 30:

	2007	2006
	(Dollar amounts in thousands)
Current deferred tax assets	$2,798	$3,824
Noncurrent deferred tax assets	12,815	11,844
Total net deferred tax assets	$15,613	$15,668

The income tax provision (benefit) differed from the taxes calculated at the statutory federal tax rate as follows:

	2007	2006	2005
	(Dollar amounts in thousands)
Taxes at statutory rate	$(1,966)	$(5,295)	$(373)
State income taxes	261	(387)	150
Research and development credit	(190)	(381)	(410)
Goodwill		736
Change in valuation allowance	(670)		439
Other	362	(145)	(253)
Income tax benefit	$(2,203)	$(5,472)	$(447)

12.          ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following as of June 30:

	2007	2006
	(Dollar amounts in thousands)
Unrealized gain on derivative instrument (note 2):
Beginning balance	$227	$345
Amortization to earnings	(118)	(118)
Ending balance	109	227
Accumulated comprehensive income—June 30	$109	$227

During fiscal 2005, we liquidated our derivative instrument, an interest rate swap arrangement, and received $394,000 in cash. The market value of the interest rate swap arrangement as of the date of liquidation included in accumulated other comprehensive income is being amortized over the remaining life of the originally forecasted transaction.

13.          EARNINGS (LOSS) PER SHARE

The computation of basic and diluted loss per share is as follows:

	2007	2006	2005
	(Dollar amounts in thousands except share data)
Numerator:
Net loss available to common stockholders	$(3,579)	$(10,102)	$(650)
Denominator:
Weighted average shares outstanding—basic	8,945,855	8,850,884	8,800,421
Effect of dilutive securities—common stock options	—	—	—
Weighted average shares outstanding—diluted	8,945,855	8,850,884	8,800,421
Net loss per share of common stock:
Basic	$(0.40)	$(1.14)	$(0.07)
Diluted	$(0.40)	$(1.14)	$(0.07)

Employee stock options totaling 80,491 shares for the year ended June 30, 2007, 126,399 shares for the year ended June 30, 2006 and 146,620 shares for the year ended June 30, 2005 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

There were outstanding options to purchase common stock at prices that exceeded the average market price for the statement of operations period. These options have been excluded from the computation of diluted loss per share and are as follows:

	2007	2006	2005
Average exercise price per share	$21.40	$24.22	$24.66
Number of shares	486,867	350,800	$304,300

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

LEASE COMMITMENTS

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $3,336,000 in 2007, $4,009,000 in 2006 and $3,748,000 in 2005. These operating leases include options for renewal. Annual minimum future rentals for lease commitments are approximately $3,087,000 in 2008, $1,652,000 in 2009, $949,000 in 2010, $548,000 in 2011 and $536,000 in 2012 for an aggregate of $6,772,000 for the five-year period. Minimum future rentals after 2012 total $3,785,000.

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

Our estimated product warranty liability for the years ended June 30 is as follows:

	2007	2006
	(Dollar amounts in thousands)
Beginning balance	$927	$2,510
Warranties issued	382	573
Repairs, replacements and settlements	(466)	(733)
Changes in liability for pre-existing warranties, including expirations	(408)	(1,423)
Ending balance	$435	$927

The amounts of $408,000 for fiscal 2007 and $1,423,000 for fiscal 2006 include amounts previously reserved for claims from customers which were resolved favorably or warranty exposures which expired during the year.

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

EXECUTIVE AGREEMENTS

We have agreements with certain executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, to a maximum amount of $4,974,000. We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at our request in such capacities. The term of the indemnification period is for the director’s or officer’s lifetime. We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, we have not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

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

BID AND PERFORMANCE BONDS

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $761,000 as of June 30, 2007. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

OTHER COMMITMENTS

We have standby letters of credit covering potential workers’ compensation liabilities. The total standby exposure at June 30, 2007 was $1,294,000. We have included $650,000 in accrued liabilities for this exposure as of June 30, 2007.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,960,000 through fiscal year 2011. We have included $424,000 in accrued liabilities for royalties as of June 30, 2007.

15.          SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Cash paid for interest was $4,384,000 in 2007, $4,226,000 in 2006 and $2,395,000 in 2005. Net cash received from income taxes was $243,000 in 2007, $774,000 in 2006 and $2,075,000 in 2005. We declared dividends that were payable at year end of $1,715,000 in 2007, $1,688,000 in 2006 and $1,595,000 in 2005.

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

The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States as follows: $23,399,000 in 2007, $21,821,000 in 2006 and $19,111,000 in 2005. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2007, 2006 and 2005.

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

The following table presents financial information about reported segments as of and for the years ended June 30, 2007, 2006 and 2005 comprising the totals reported in the consolidated financial statements.

	2007		2006		2005
	(Dollar amounts in thousands)
Revenues:
Protect and Direct	$83,593		$80,806		$73,575
Inform	24,181		24,134		21,163
Intersection Control	29,704		56,194		51,615
Total	$137,478		$161,134		$146,353
Depreciation and amortization:
Protect and Direct	$2,592		$2,601		$2,737
Inform	680		746		792
Intersection Control	1,366		2,552		2,107
Total segment depreciation and amortization	4,638		5,899		5,636
Unallocated corporate	540		538		175
Total	$5,178		$6,437		$5,811
Income (loss) before income taxes:
Protect and Direct	$16,965	(1)	$15,539		$14,859 (2)
Inform	3,445	(3)	3,403	(4)	1,151
Intersection Control	(13,561	)(5)	(22,360	)(6)	(5,723)
Total segment operating profit (loss)	6,849		(3,418)		10,287
Unallocated corporate	(8,172)		(7,510)		(8,120)
Total operating profit (loss)	(1,323)		(10,928)		2,167
Unallocated interest and other	(4,459)		(4,646)		(3,264)
Total	$(5,782)		$(15,574)		$(1,097)
Identifiable assets:
Protect and Direct	$57,228		$55,415		$52,204
Inform	23,121		22,301		21,975
Intersection Control	18,598		28,359		48,864
Total segment identifiable assets	98,947		106,075		123,043
Unallocated corporate	20,427		19,128		13,747
Total	$119,374		$125,203		$136,790
Capital expenditures:
Protect and Direct	$1,642		$1,538		$1,593
Inform	501		801		490
Intersection Control	310		709		1,722
Total segment capital expenditures	2,453		3,048		3,805
Unallocated corporate
Total	$2,453		$3,048		$3,805

(1)          Includes a $236 gain on sale of assets.

(2)          Includes a $1,126 gain on sale of assets.

(3)          Includes a $282 gain on sale of assets.

(4)          Includes a $846 gain on sale of assets.

(5)          Includes $7,655 in restructuring charges, $3,620 in related inventory write-offs, and a gain on sale of assets of $673.

(6)          Includes $13,374 in non-cash asset impairment charges, $5,775 in restructuring charges and $2,975 in legal settlement gains.

17.          RESTRUCTURING COSTS

During the fourth quarter of fiscal 2006 our Board of Directors approved a restructuring plan for our Intersection Control segment in order to reduce costs through the reduction of overhead by closing two facilities and through the reduction of headcount. Under the restructuring plan, we divested and discontinued certain low-margin and non-core product lines primarily manufactured in our leased facilities in Tecate, Mexico and Santa Fe Springs, California. These product lines included portable and permanent variable message signs, tunnel lighting and illuminated street signs. We moved the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We adopted an outsourcing strategy for non-core manufacturing processes but continue to assemble and test products. The manufacturing operations in the Santa Fe Springs, California and Tecate, Mexico facilities ceased in the first quarter of fiscal 2007.

The implementation of the restructuring plan was completed during the second quarter of fiscal 2007 and we incurred no additional restructuring charges during the third or fourth quarters of fiscal 2007. During the first half of fiscal 2007, we incurred charges of $11,275,000 related to the restructuring plan, including $1,792,000 of employee severance costs, $1,903,000 of lease expense, $3,960,000 of shut-down and other related costs and $3,620,000 in asset write-offs. During the fourth quarter of fiscal 2006, we recorded $5,775,000 in restructuring charges.

The remaining portion of the restructuring plan recorded in accrued expenses is $912,000 as of June 30, 2007, which consists of $104,000 in employee severance and related benefit costs, $690,000 in lease obligations over the next year, and $118,000 in facility exit costs, consulting expense and other related costs.

Effective June 22, 2006, as part of the restructuring of the Intersection Control segment, we sold our portable variable message sign, tunnel lighting and illuminated street sign product lines for cash of $1,500,000. The $4,571,000 in asset sales and write-offs recorded in restructuring costs for fiscal 2006 includes the related sale of  inventory, equipment, intellectual property, allocated goodwill, contracts and orders.

Activity related to the restructuring plan was as follows:

	Employee Severance and Related Costs	Lease Obligations	Asset Sales and Write-offs	Facility Exit Costs, Legal and Other	Total
	(Dollar amounts in thousands)
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179	90	4,571	935	5,775
Cash proceeds (payments)	(179)	(90)	1,500	(601)	630
Non-cash charges			(5,908)		(5,908)
Accrual balance June 30, 2006	—	—	163	334	497
Costs incurred	1,792	1,903	3,620	3,960	11,275
Cash proceeds (payments)	(1,688)	(1,213)	(163)	(4,176)	(7,240)
Non-cash charges			(3,620)		(3,620)
Accrual balance June 30, 2007	$104	$690	$—	$118	$912
Remaining expected plan costs	$—	$—	$—	$—	$—
Total expected plan costs	$1,971	$1,993	$8,142	$4,944	$17,050

Employee severance and related benefits include severance pay, related benefits and retention bonuses. The total workforce reduction associated with restructuring activities initiated during fiscal 2006 and 2007 was approximately 400 employees.

18.        LEGAL SETTLEMENTS

During the fourth quarter of fiscal 2006, we settled all outstanding litigation with the sellers of U.S. Traffic Corporation. The sellers paid us $3 million in cash, and the parties agreed to waive all claims arising from the original purchase and related agreements dated in May 2003. We also terminated some of these agreements and modified the terms of the non-competition covenant with the sellers. Specifically, the sellers agreed to refrain from selling uninterruptible power supply products for use in intersection control to the cities of New York and Chicago until May 2008. We reaffirmed the $5 million subordinated note to the sellers. We guaranteed payments pursuant to the lease of the Tecate, Mexico facility, although we were released from that obligation during fiscal 2007 when the facility was leased to a third party. During the fourth quarter, we recorded a gain of $2,348,000, net of legal and other directly related expenses of which $336,000 were recorded in fiscal 2006 prior to the fourth quarter.

During the first quarter of fiscal 2006, we settled all claims arising from our 2003 acquisition of Peek Traffic Corporation (Peek Traffic), by releasing all claims arising under the purchase agreement. As part of the settlement, the sellers of that business paid us $627,000 in cash, net of legal expenses, and sold to us 150,603 shares of our common stock that they initially acquired as part of the purchase price for $3,105,000, or $20.62 per share. We had claimed damages from the sellers of Peek Traffic arising from the sellers’ breaches of representations and warranties in the asset purchase agreement and from certain liabilities of Peek Traffic that we did not specifically assume or were misrepresented to us.

19.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for fiscal years 2007 and 2006 follows:

	Three months ended
	9/30		12/31		3/31		6/30
	(Dollar amounts in thousands, except per share data)
FISCAL 2007
Net sales	$34,161		$30,655		$30,975		$41,687
Gross profit	8,029		10,984		10,673		15,746
Operating profit (loss)	(8,425	)(1)	367	(2)	1,578	(3)	5,157
Net earnings (loss)	(5,895	)(1)	(511	)(2)	298	(3)	2,529
Basic earnings (loss) per share	(.66	)(1)	(.06	)(2)	.03	(3)	.28
Diluted earnings (loss) per share	(.66	)(1)	(.06	)(2)	.03	(3)	.28
	9/30		12/31		3/31		6/30
FISCAL 2006
Net sales	$39,391		$39,186		$37,470		$45,087
Gross profit	10,946		11,214		11,050		14,829
Operating profit (loss)	1,627	(4)	488		(178)		(12,865	)(5)
Net earnings (loss)	276	(4)	(383)		(878)		(9,117	)(5)
Basic earnings (loss) per share	.03	(4)	(.04)		(.10)		(1.03	)(5)
Diluted earnings (loss) per share	.03	(4)	(.04)		(.10)		(1.03	)(5)

(1)          The operating loss included restructuring charges of $5,595, related inventory disposal charges of $3,620 and gains on sale of assets of $497. The amount included in the net loss for these charges was $5,405, net of income tax benefits. The amount included in the diluted loss per share for these items was $0.61.

(2)          Operating profit included restructuring charges of $2,060, and a gain on sale of assets of $96. The amount included in the net loss for these charges was $1,218, net of income tax benefits. The amount included in the diluted loss per share for these items was $0.14.

(3)          Operating profit included a gain on sale of assets of $598. The amount included in net earnings for this gain was $371, net of income tax provisions. The amount included in diluted earnings per share for this item was $0.04.

(4)          Operating profit included a gain on legal settlement of $633. The amount included in net earnings for this gain was $392, net of income tax provisions. The amount included in the diluted loss per share for this item was $0.04.

(5)          The operating loss included non-cash asset impairment charges of $13,374, restructuring charges of $5,775, gains on legal settlements of $2,685 and again on sale of assets of $846. The amount included in the net loss for these charges was $10,129, net of income tax benefits. The amount included in diluted loss per share for these items was $1.14.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.             Controls and Procedures

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report 10-K, June 30, 2007.

(b)     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company maintained effective internal controls over financial reporting as of June 30, 2007.

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

Remediation of the 2006 Material Weakness

As of June 30, 2006, we concluded that we had a material weakness in internal controls over certain financial reporting controls, resulting from a number of control breakdowns in the operations at two facilities within our Intersection Control Segment. These control breakdowns resulted in a few misstatements, which were identified by our external auditors, Grant Thornton LLP.

A comprehensive remediation plan was not identified, because operations at these two facilities ceased as part of a restructuring plan, approved in the fourth quarter of fiscal 2006. Manufacturing ceased at these two locations and primary responsibility for financial reporting was transferred to another facility within our Intersection Control Segment in the second quarter of fiscal 2007.

Attestation of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

We have audited Quixote Corporation’s (a Delaware Corporation) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quixote Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on Quixote Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Quixote Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quixote Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2007, 2006 and 2005, and the accompanying Schedule II—Valuation and Qualifying Accounts and Reserves as of June 30, 2007, 2006 and 2005, and our report dated September 10, 2007 expressed an unqualified opinion on those financial statements and schedule.

We do not express an opinion or any other form of assurance on Management’s Report on Internal Control Over Financial Reporting with respect to the disclosures regarding the Remediation of the 2006 Material Weakness.

/s/ GRANT THORNTON LLP
Chicago, Illinois
September 10, 2007

Item 9B.               Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Some of the information required in response to this item regarding our Directors is set forth in the section “Corporate Governance”, “Information Concerning Nominees for Director and Directors Continuing in Office” and “Compliance with Section 16 of the Securities Exchange Act of 1934” of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007 and is incorporated herein by reference.

We maintain a Code of Conduct, which is applicable to all employees and directors, and is available on our website at www.quixotecorp.com by clicking “Investor Info” and then “Corporate Governance”. Any amendment or waiver to the Code of Conduct that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Conduct is available free of charge in print to any stockholder who requests a copy by writing to Joan R. Riley, Vice President and General Counsel, at 35 East Wacker Drive, Suite 1100, Chicago Illinois 60601.

The executive officers of the Company, their ages and offices held by each during fiscal 2007 are as follows:

Leslie J. Jezuit	61	Chairman & Chief Executive Officer—Quixote Corporation
Daniel P. Gorey	56	Chief Financial Officer, Vice President & Treasurer—Quixote Corporation
Joan R. Riley	54	Vice President, General Counsel & Secretary—Quixote Corporation

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

Item 11.                 Executive Compensation

The information required in response to this item is set forth under the caption “Executive Compensation” of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007 and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Some of the information required in response to this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners” of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007 and is incorporated herein by reference.

Equity Compensation Plan Information

As of June 30, 2007, we have two outstanding stock option plans which were approved by our shareholders in November 2001. Additional information relating to our stock option plans appears in Note 8 to our consolidated financial statements included herein.

The following table details information regarding our equity compensation plans as of June 30, 2007:

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon exercise	exercise price of	for future issuance under equity
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	859,203	$18.54	543,359
Equity compensation plans not approved by security holders	0	0	0
	859,203	$18.54	543,359

Item 13.              Certain Relationships, Related Transactions and Director Independence

The information required in response to this item is set forth under the caption “Certain Transactions and Business Relationships” and the subsections entitled “Director Independence” and “Related Person Transactions” under the caption “Corporate Governance” of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007 and is incorporated herein by reference.

Item14.                 Principal Accountant Fees and Services

The information required in response to this item is set forth under the caption “Audit and Other Fees Paid to Grant Thornton LLP” of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007 and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedule

Item		Page Number in
Number		This Report
(a).1.	Financial Statements
	Reports of Independent Registered Public Accounting Firm	32
	Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005	33
	Consolidated Balance Sheets as of June 30, 2007 and 2006	34
	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006 and 2005	35
	Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005	36
	Notes to Consolidated Financial Statements	37-57
(a).2.	Financial Statement Schedule

The financial statement schedule listed under Item 15(d) is filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(b).	Exhibits

*     Management contract or compensatory plan or agreement

2.	1

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

(b)

Amended and Restated By-Laws of the Company as amended through January 24, 2006, filed as Exhibit 3(b) to the Company’s Current Report on Form 8-K, File No. 001-08123, dated January 26, 2006, and incorporated herein by reference.

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

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 001-08123, and incorporated herein by reference; First Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of December 1, 2006 filed as Exhibit 10(a) to the Company’s Form 10-Q Report for the quarter ended December 31, 2006, File No. 001-08123, and incorporated herein by reference; Second Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of March 15, 2007 and Revolving Loan Note dated as of March 15, 2007 filed as Exhibit 10(a) to the Company’s Form 10-Q Report for the quarter ended March 31, 2007, File No. 001-08123, and incorporated herein by reference.

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

(f)

Office Lease between the Company and TDC Canada, Inc. and Wacker GP, Inc. (collectively “Landlord”) dated August 30, 2003, filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended March 31, 2004, File No. 001-08123, and incorporated herein by reference; First Amendment to Office Lease dated as of July 1, 2004 between the Company and Landlord, filed as Exhibit 10(f) to the Company’s Form 10-K Report for the fiscal year ended June 30, 2004, File No. 001-08123, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company’s Form 10-K Report for the fiscal year ended June 30, 1999, File No. 001-08123, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed as Exhibit 10 (f) to the Company’s 10-K Report for the fiscal year ended June 30, 2002, File No. 001-08123, and incorporated herein by reference; Lease between Green Light Acquisition Company and Cambridge Real Estate Corporation dated as of May 16, 2003, filed as Exhibit 10.7 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference; Lease dated September 22, 2005 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation filed as Exhibit 10(f) to the Company’s Form 10-Q Report for the quarter ended September 30, 2005, File No. 001-08123, and incorporated herein by reference; Lease Addendum dated January 17, 2006 by and between Gulfcoast Property No. 1, LLC and Peek Traffic Corporation filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended December 31, 2005, File No. 001-08123 and incorporated herein by reference; Sublease dated June 22, 2006 by and between U.S. Traffic Corporation and National Signal, Inc. filed herewith.

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

(h)

Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote Corporation and TranSafe Corporation, filed as Exhibit 2.2 to the Company’s Form 8-K Report dated October 10, 1997, File No. 001-08123, and incorporated herein by reference.

(i)

Subordinated Promissory Note of Green Light Acquisition Company dated as of May 16, 2003, filed as Exhibit 10.2 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

(j)

Guaranties of Quixote Corporation to U.S. Traffic Corporation, Myers/Nuart Electrical Products, Inc. and Cambridge Leasing Corporation dated as of May 16, 2003, filed as Exhibit 10.4 to the Company’s Form 8-K Current Report dated May 21, 2003 and filed on June 5, 2003, File No. 001-08123, and incorporated herein by reference.

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

(p)

Asset Purchase Agreement dated June 22, 2006 by and between U.S. Traffic Corporation and National Signal, Inc., filed as Exhibit 10(p) to the Company’s Form 10-K Report for the fiscal year ended June 30, 2006, File No. 001-08123, and incorporated herein by reference.

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

QUIXOTE CORPORATION
(Registrant)

Dated: September 10, 2007	By:	/s/ Leslie J. Jezuit
Leslie J. Jezuit, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Leslie J. Jezuit	Chairman and Director	September 10, 2007
Leslie J. Jezuit	(President, Chief Executive Officer)
/s/ Daniel P. Gorey	Vice President, Chief Financial Officer,	September 10, 2007
Daniel P. Gorey	Treasurer and Director
/s/ Joan R. Riley	Vice President, General Counsel	September 10, 2007
Joan R. Riley	and Secretary
/s/ James H. DeVries	Director	September 10, 2007
James H. DeVries
/s/ Lawrence C. McQuade	Director	September 10, 2007
Lawrence C. McQuade
/s/ Duane M. Tyler	Director	September 10, 2007
Duane M. Tyler
/s/ Robert D. van Roijen, Jr.	Director	September 10, 2007
Robert D. van Roijen, Jr.

QUIXOTE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended June 30, 2007, 2006 and 2005

ColumnA	Column B	Column C	Column D(a)	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Reserve for Doubtful Accounts and Credit Memos:
Year ended June 30, 2007	$1,816,000	$359,000	$(488,000)	$1,687,000
Year ended June 30, 2006	$1,581,000	$693,000	$(458,000)	$1,816,000
Year ended June 30, 2005	$1,872,000	$647,000	$(938,000)	$1,581,000

NOTE:

(a)           Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBITS
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) / 15d-14(a))
32	Certifications Pursuant to 18 U.S.C. Section 1350