Form 10-Q
period 2007-09-30
QUIXOTE CORP
filed 2007-11-09
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
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

(312) 467-6755
(Registrant's telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES    ☐ NO

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,087,082 shares of the Company's Common Stock ($.01-2/3 par value) were outstanding as of October 31, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net sales	$32,019,000	$34,161,000
Cost of sales	21,999,000	26,132,000

Gross profit	10,020,000	8,029,000

Operating expenses:
Selling & administrative	6,923,000	9,990,000
Research & development	1,246,000	1,366,000
Gain on sale of assets		(497,000)
Restructuring costs		5,595,000

	8,169,000	16,454,000
Operating profit (loss)	1,851,000	(8,425,000)

Other income (expense):
Interest income	2,000	15,000
Interest expense	(1,095,000)	(1,098,000)

	(1,093,000)	(1,083,000)

Earnings (loss) before income taxes	758,000	(9,508,000)
Income tax provision (benefit)	288,000	(3,613,000)

Net earnings (loss)	$470,000	$(5,895,000)

Per share data—basic:
Net earnings (loss)	$.05	$(.66)

Weighted average common shares outstanding	9,057,365	8,902,310

Per share data—diluted:
Net earnings (loss)	$.05	$(.66)

Weighted average common shares outstanding	9,127,167	8,902,310

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$540,000	$674,000
Accounts receivable, net of allowance for doubtful accounts of $1,407,000 at September 30 and $1,687,000 at June 30	26,780,000	31,415,000
Refundable income taxes	1,814,000	2,508,000
Inventories, net:
Raw materials	14,109,000	11,582,000
Work in process	5,809,000	5,007,000
Finished goods	9,009,000	9,002,000

	28,927,000	25,591,000

Deferred income tax assets	3,032,000	2,798,000
Other current assets	1,805,000	1,263,000

Total current assets	62,898,000	64,249,000

Property, plant and equipment, at cost	44,356,000	43,095,000
Less accumulated depreciation	(26,222,000)	(25,435,000)

	18,134,000	17,660,000

Goodwill	17,385,000	17,385,000
Intangible assets, net	5,527,000	5,805,000
Deferred income tax assets	12,815,000	12,815,000
Other assets	1,296,000	1,460,000

	$118,055,000	$119,374,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	June 30, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,122,000	$5,122,000
Accounts payable	8,031,000	10,272,000
Dividends payable		1,715,000
Accrued restructuring costs	577,000	912,000
Accrued expenses	5,268,000	8,100,000

Total current liabilities	18,998,000	26,121,000

Long-term debt, net of current portion	52,000,000	47,000,000
Other long-term liabilities	1,034,000	1,045,000

	72,032,000	74,166,000

Commitments and contingent liabilities (Note 9)
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 11,026,299 shares at September 30 and 10,997,129 at June 30	184,000	183,000
Capital in excess of par value of common stock	65,559,000	65,230,000
Retained earnings	3,598,000	3,238,000
Accumulated other comprehensive income	79,000	109,000
Treasury stock, at cost, 1,942,572 shares at September 30 and 1,958,119 shares at June 30	(23,397,000)	(23,552,000)

Total shareholders' equity	46,023,000	45,208,000

	$118,055,000	$119,374,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net earnings (loss)	$470,000	$(5,895,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	790,000	1,018,000
Amortization	422,000	433,000
Non-cash inventory disposal		3,620,000
Gain on sale of assets		(497,000)
Provisions for losses on accounts receivable	(280,000)	612,000
Common stock issued for 401K plan	299,000	117,000
Stock-based compensation expense	186,000	180,000
Changes in operating assets and liabilities:
Accounts receivable	4,915,000	6,748,000
Inventories	(3,336,000)	(1,783,000)
Other assets	(542,000)	(943,000)
Income taxes	350,000	(3,470,000)
Accounts payable and accrued expenses	(5,388,000)	(1,572,000)
Other long-term liabilities	(11,000)	(6,000)

Net cash used in operating activities	(2,125,000)	(1,438,000)

Investing activities:
Capital expenditures	(1,284,000)	(808,000)
Patent expenditures	(10,000)	(8,000)
Proceeds from sale of assets		1,768,000

Net cash provided by (used in) investing activities	(1,294,000)	952,000

Financing activities:
Proceeds from revolving credit agreement	12,000,000	9,750,000
Payments on revolving credit agreement	(7,000,000)	(7,400,000)
Payments on notes payable		(125,000)
Payment of semi-annual cash dividend	(1,715,000)	(1,688,000)

Net cash provided by financing activities	3,285,000	537,000

Increase (decrease) in cash and cash equivalents	(134,000)	51,000
Cash and cash equivalents at beginning of period	674,000	869,000

Cash and cash equivalents at end of period	$540,000	$920,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

        1.     The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2007 consolidated balance sheet as presented was derived from the audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 as of July 1, 2007. See Note 3 for additional information on the impact of adoption.

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" (SFAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        2.     Share-based compensation cost recognized in the quarters ended September 30, 2007 and 2006 includes compensation cost for share-based awards which were unvested as of July 1, 2005 as well as those awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As of September 30, 2007, we have 532,860 common shares reserved for future grants from our stock option and award plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2007.

Share-based Compensation Expense

        The share-based compensation cost that has been charged against income for stock options and restricted stock awards under our stock option and award plans was $186,000 and $180,000 for the three months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $32,000 and $29,000 for those periods, and the net expense recorded was $154,000 and $151,000, which was $0.02 per basic and diluted share outstanding for both periods.

        As of September 30, 2007, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $1,157,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. The 122,557 unvested stock options outstanding at September 30, 2007 had a weighted-average fair value of $5.16. The 29,100 shares of restricted stock unvested at September 30, 2007 had a fair value of $19.52.

Determining Fair Value

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first three months of fiscal year 2007. No stock options were granted in the first three months of fiscal 2008. Expected volatilities are based on historical volatility of the Company's stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

2007 YTD
Risk free interest rate	4.8%
Expected dividend yield	2.28%
Weighted average expected volatility.	39%
Expected term	3.9 – 4.3 years
Weighted average expected term	4.2 years
Weighted average grant date fair value	$4.68

        The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

        The fair value of the restricted stock granted in the first quarter of fiscal 2008 was determined and fixed based on the price of our stock at the time of the grant. The fair value of the restricted stock awarded is being amortized on a straight-line basis over the requisite service period, which is the vesting period.

Stock Option and Restricted Stock Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	944,902	$18.98
Granted	162,000	$18.64
Exercised	—	—
Cancelled or expired	(133,500)	$24.87

Outstanding at September 30, 2006	973,402	$18.11	3.6 Years	$1,639,000

Outstanding at July 1, 2007	859,203	$18.54
Granted	—	—
Exercised	—	—
Cancelled or expired	(18,601)	$21.71

Outstanding at September 30, 2007	840,602	$18.47	3.0 Years	$1,914,000

Vested at September 30, 2007	718,045	$18.33	2.9 Years	$1,807,000

        Options outstanding at September 30, 2007 are exercisable as follows: 718,045 currently, 74,224 within one year and 48,333 in two years. At September 30, 2006, 698,536 options were exercisable. During the three months ended September 30, 2007 and 2006, the following stock option activity occurred under our plans:

	Three Months Ended September 30,
	2007	2006
Total intrinsic value of stock options exercised	—	—
Total fair value of stock options vested	$73,000	$28,000

        Information with respect to restricted stock activity under our plans is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at July 1, 2007	—	—
Restricted stock granted	29,100	$19.52
Restricted stock vested	—	—
Cancelled or expired	—	—

Outstanding at September 30, 2007	29,100	$19.52

        We also have a retirement stock award program for certain of our key executives. The retirement stock award program resulted in a charge to earnings for share-based compensation of $54,000 and $46,000 for the three months ended September 30, 2007 and 2006, respectively.

        3.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

        On July 1, 2007 we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" as required under U.S. generally accepted accounting principles. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Before a position can be recognized in the financial statements, it must first be determined that the position is more likely than not to be sustained upon examination. The tax benefit for each position that meets this threshold is then measured as the largest amount that is at least 50% likely of being realized when ultimately settled. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

        The cumulative effect of adopting FIN 48 resulted in an $110,000 reduction of beginning retained earnings. On July 1, 2007, the liability for income taxes associated with uncertain tax positions was $289,000. We have recorded $75,000 in offsetting deferred tax benefits representing the federal effects of state income taxes and interest deductions related to this liability. The net amount of $214,000, if recognized, would have a favorable impact to our income tax rate. There was no material change to the reserve balance, or the potential impact to the income tax rate, during the fiscal quarter ended September 30, 2007. The tax liability under FIN 48 is recorded as a reduction in refundable income taxes.

        Consistent with prior practice, we will continue to record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, were recorded as part of selling and administrative expense prior to adoption of FIN 48, but are now recorded as part of the income tax expense during the period incurred. We had accrued $47,000 for interest and $8,000 for penalties as of September 30, 2007 and July 1, 2007.

        We file income tax returns in jurisdictions of operation, including federal, state and international jurisdictions. At times, we are subject to audits in these jurisdictions. The final resolution of any such tax audit could result in either a reduction in our accruals or an increase in our income tax provision, both of which could have an impact on consolidated results of operations in any given period. U.S. federal income tax returns have been audited through fiscal 2004. The tax years 2004 through 2007 remain open to examination by the other major taxing authorities to which we are subject. We currently have no audits in process. We do not anticipate changes in the unrecognized tax benefits within the next twelve months as the result of examinations or lapse of statues of limitations to be material to our results of operations or financial position.

        4.     Operating results for the first three months of fiscal 2008 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

        5.     The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2007	2006
Numerator:
Net earnings (loss) available to common shareholders	$470,000	$(5,895,000)

Denominator:
Weighted average shares outstanding—basic	9,057,365	8,902,310
Effect of dilutive securities-common stock options	69,802	—

Weighted average shares outstanding—diluted	9,127,167	8,902,310

Net earnings (loss) per share of common stock:
Basic	$0.05	$(0.66)
Diluted	$0.05	$(0.66)

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2007 and 2006 and are as follows:

	Three Months Ended September 30,
	2007	2006
Average exercise price per share	$21.37	$20.90
Number of shares	470,266	607,966

        In addition, stock options totaling 61,075 shares for the three-month period ended September 30, 2006 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive due to the net loss recorded for that period.

        6.     Accumulated other comprehensive income consists of the following:

	September 30, 2007	September 30, 2006
Unrealized gain on derivative instrument:
Beginning balance—July 1	$109,000	$227,000
Change in derivative instrument
Amortization to earnings	(30,000)	(30,000)

Total accumulated comprehensive income	$79,000	$197,000

        7.     The segment financial data presented herein presents our three reportable segments—the manufacture and sale of products which Protect and Direct, the manufacture and sale of products which Inform, and the manufacture and sale of Intersection Control products. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and barriers as well as highway delineators. The products within this segment absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects as well as prevent collisions and help to control the flow of traffic by directing or guiding. The primary product lines within the Inform segment include highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and other transportation equipment. The products within this segment provide information to prevent collisions from occurring and to ease traffic congestion. The primary product lines within the Intersection Control segment include intelligent intersection traffic control systems, pedestrian signals, video detection equipment and other transportation equipment. The products within this segment control traffic and ease traffic congestion, primarily related to intersections. Our segments are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2007.

        The following table presents financial information about reported segments for the three-month periods ended September 30, 2007 and 2006 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Intersection Control	Unallocated Corporate	Total
2007
THREE MONTHS
Net sales from external customers	$19,725,000	$4,779,000	$7,515,000		$32,019,000
Operating profit (loss)	3,229,000	345,000	(166,000)	$(1,557,000)	1,851,000
Unallocated interest and other				(1,093,000)	(1,093,000)
Total income (loss) before taxes	3,229,000	345,000	(166,000)	(2,650,000)	758,000
Identifiable assets	55,563,000	21,832,000	20,291,000	20,369,000	118,055,000
2006
THREE MONTHS
Net sales from external customers	$18,676,000	$6,096,000	$9,389,000		$34,161,000
Operating profit (loss)	3,291,000	786,000	(10,713,000)	$(1,789,000)	(8,425,000)
Unallocated interest and other				(1,083,000)	(1,083,000)
Total income (loss) before taxes	3,291,000	786,000	(10,713,000)	(2,872,000)	(9,508,000)
Identifiable assets	52,231,000	21,505,000	21,692,000	23,190,000	118,618,000

        8.     Intangible assets consist of the following:

	September 30, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,674,000	$1,995,000	$1,679,000	$3,664,000	$1,942,000	$1,722,000
Technology and installed base	2,491,000	1,344,000	1,147,000	2,491,000	1,296,000	1,195,000
Customer relationships	3,807,000	2,343,000	1,464,000	3,807,000	2,222,000	1,585,000
Trade names	2,250,000	1,013,000	1,237,000	2,250,000	947,000	1,303,000
Other	640,000	640,000	—	640,000	640,000	—

Total	$12,862,000	$7,335,000	$5,527,000	$12,852,000	$7,047,000	$5,805,000

        Intangible amortization expense was $288,000 and $299,000 for the three months ended September 30, 2007 and 2006, respectively. The estimated amortization expense for this fiscal year ended June 30, 2008 and for the four fiscal years subsequent to 2008 is as follows: $1,153,000, $942,000, $830,000, $731,000 and $641,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment, $8,139,000 for the Protect and Direct segment and $0 for the Intersection Control segment as of September 30, 2007 and June 30, 2007.

        9.     Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

        We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,111,000 in fiscal year 2008, a total of $2,601,000 in fiscal years 2009 to 2010, a total of $1,084,000 in fiscal years 2011 to 2012 and $3,785,000 thereafter, for an aggregate of $10,581,000.

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

	2007	2006
Beginning Balance—July 1	$435,000	$927,000
Warranties issued	94,000	75,000
Repairs, replacements and settlements	(41,000)	(277,000)
Changes in liability for pre-existing warranties, including expirations	(101,000)	(49,000)

Ending balance—September 30	$387,000	$676,000

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

Indemnification of Lenders and Agents Under Credit Facilities

        Under our credit facility, we have agreed to indemnify our lender against costs or losses resulting from changes in laws and regulations which would increase the lender's costs, and from any legal action brought against the lender related to the use of loan proceeds. These indemnifications generally extend for the term of the credit facility and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Bid and Performance Bonds

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,206,000 as of September 30, 2007 and $761,000 as of June 30, 2007. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

        We have standby letters of credit covering potential workers' compensation liabilities. The total amount of standby letters of credit that were outstanding was $1,150,000 as of September 30, 2007 and $1,294,000 as of June 30, 2007. We have included $798,000 in accrued liabilities for potential workers' compensation liabilities as of September 30, 2007.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,710,000 through fiscal year 2012. We have included $368,000 in accrued liabilities for current obligations relating to royalty agreements as of September 30, 2007.

        10.   We sold our automated traffic enforcement product line within the Intersection Control segment to Traffipax, Inc. during the first quarter of fiscal 2007 for total cash proceeds of $795,000. We transferred to Traffipax city and county contracts to provide red light enforcement and speed enforcement services, as well as related assets. Several of our employees were hired by Traffipax to service the transferred contracts. During fiscal 2007, we recognized a gain on the sale of assets of the automated traffic enforcement product line of $673,000, of which $261,000 was recorded in the first quarter.

        Also during the first quarter of fiscal 2007, we sold a former captive manufacturing facility of the Protect and Direct segment located in South Bend, Indiana to Elkhart Plastics, Inc. Since June 30, 2005, we had been renting the facility to the buyer. Our net proceeds from the sale of this facility were $1,423,000 and we recognized a gain on the sale of assets of $236,000.

        11.   During the fourth quarter of fiscal 2006 our Board of Directors approved a restructuring plan for our Intersection Control segment in order to reduce costs through the reduction of overhead by closing two facilities and through the reduction of headcount. Under the restructuring plan, we divested and discontinued certain low-margin and non-core product lines primarily manufactured in our leased facilities in Tecate, Mexico and Santa Fe Springs, California. These product lines included portable and permanent variable message signs, tunnel lighting and illuminated street signs. We moved the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We adopted an outsourcing strategy for non-core manufacturing processes but continue to assemble and test products. The manufacturing operations in the Santa Fe Springs, California and Tecate, Mexico facilities ceased in the first quarter of fiscal 2007.

        The implementation of the restructuring plan was completed during the second quarter of fiscal 2007. During the first quarter of fiscal 2007, we incurred charges of $9,215,000 related to the restructuring plan, including $1,686,000 of employee severance costs, $1,307,000 of lease expense, $2,602,000 of shut-down and other related costs and $3,620,000 in asset write-offs. No restructuring charges were incurred in the first quarter of fiscal 2008.

        The remaining portion of the restructuring plan recorded in accrued expenses is $577,000 as of September 30, 2007, which consists of $54,000 in employee severance and related benefit costs, $426,000 in lease obligations over the next year, and $97,000 in facility exit costs, legal costs, consulting expense and other related costs.

        Activity related to the restructuring plan was as follows:

	Employee Severance and Related Costs	Lease Obligations	Asset Sales and Write-offs	Facility Exit Costs, Legal and Other	Total
	(Dollar amounts in thousands)
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179	90	4,571	935	5,775
Cash proceeds (payments)	(179)	(90)	1,500	(601)	630
Non-cash charges			(5,908)		(5,908)

Accrual balance June 30, 2006	—	—	163	334	497
Costs incurred	1,792	1,903	3,620	3,960	11,275
Cash proceeds (payments)	(1,688)	(1,213)	(163)	(4,176)	(7,240)
Non-cash charges			(3,620)		(3,620)

Accrual balance June 30, 2007	$104	$690	$—	$118	$912
Costs incurred	—	—	—	—	—
Cash proceeds (payments)	(50)	(264)	—	(21)	(335)
Non-cash charges			—

Accrual balance September 30, 2007	$54	$426	$—	$97	$577

Remaining expected plan costs	$—	$—	$—	$—	$—

Total expected plan costs	$1,971	$1,993	$8,191	$4,895	$17,050

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

RESULTS OF OPERATIONS

        We saw overall improved profitability for the first quarter of fiscal 2008 compared with the same quarter last year as a result of our restructuring initiatives last year. Overall sales decreased 6% for the current first quarter compared to the first quarter of last year. Sales in our Inform segment were lower than our expectations, decreasing 22% compared to the strong results we reported during the first quarter of fiscal 2007. Sales in our Intersection Control segment declined as expected due to the discontinuation of product lines related to our restructuring initiatives. Sales in our Protect and Direct segment increased 6%, driven by a 52% increase in international sales in the segment due to robust demand in the Asia-Pacific region. International sales for the first quarter of fiscal 2008 increased 33% compared to the first quarter last year primarily due to strong sales in the Asia-Pacific region. Domestic sales were not as robust as we expected since the passage of the federal funding legislation, SAFETEA-LU, in August 2005. Given our history as a late-stage benefactor of industry spending, we believe the domestic demand for our products has not yet fully benefited from opportunities developing as a result of the federal funding. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the Company's financial results:

	Three Months Ended September 30,
	2007	2006
Revenues by Segment:
Protect and Direct	$19,725,000	$18,676,000
Inform	4,779,000	6,096,000
Intersection Control	7,515,000	9,389,000

	$32,019,000	$34,161,000

Geographic Revenues:
Domestic	$26,078,000	$29,679,000
International	5,941,000	4,482,000

	$32,019,000	$34,161,000

Operating Profit (Loss) by Segment:
Protect and Direct	$3,229,000	$3,291,000
Inform	345,000	786,000
Intersection Control	(166,000)	(10,713,000)
Unallocated Corporate	(1,557,000)	(1,789,000)

	$1,851,000	$(8,425,000)

Gross profit percentage	31.3%	23.5%

Selling and administrative expenses as a percentage of sales	21.6%	29.2%

Diluted earnings (loss) per share	$0.05	$(0.66)

Revenues

        Our net sales for the first quarter of fiscal 2008 decreased $2,142,000, or 6%, to $32,019,000 from $34,161,000 for the first quarter last year. This was primarily due to sales declines as a result of our restructuring efforts, which were completed in the second quarter of fiscal 2007, within our Intersection Control segment as well as due to decreased sales in the Inform segment.

        Geographic—International sales for the first quarter of fiscal 2008 increased $1,459,000, or 33%, to $5,941,000, compared to $4,482,000 for the first quarter last year, due to increased sales across most major regions and particularly in the Asia-Pacific region. International sales for the Protect and Direct segment increased 52% primarily due to increased sales of Triton® water-filled barriers and permanent crash cushions to the Asia-Pacific region. International sales for the Inform segment decreased from last year, primarily in Canada where last year's sales included a large shipment of weather stations. Domestic sales for the first quarter of fiscal 2008 decreased 12% to $26,078,000 from $29,679,000 due to decreased sales across all segments.

        Protect and Direct—Net sales for the Protect and Direct segment for the first quarter of fiscal 2008 increased 6% to $19,725,000 from $18,676,000 for the first quarter last year. The increase in sales was primarily due to increased sales of Triton water-filled barriers, parts, truck mounted attenuators, delineators and barrels. These sales increases were offset somewhat by decreases in sales of permanent crash cushions and anti-icing product lines. International sales increased 52% over the first quarter last year.

        Inform—Net sales for the Inform segment for the first quarter of fiscal 2008 decreased 22%, or $1,317,000, to $6,096,000 from $4,779,000 for the first quarter last year primarily due to decreased sales of highway advisory radios, which were unusually strong for the first quarter last year. Sales of sensors for the current first quarter increased 7% over the first quarter of fiscal 2007. We believe that the overall decrease in sales for this segment was due to the timing of orders received in the first quarter as well as delays in the release of orders from our customers. New order activity was over $6 million during the first quarter.

        Intersection Control—Net sales for the Intersection Control segment for the first quarter of fiscal 2008 decreased 20%, or $1,874,000, to $7,515,000 from $9,389,000 for the first quarter last year. This was due to the elimination of non-core and lower margin products according to our restructuring plan discussed in Note 11. Although first quarter sales were down from last year, sales were slightly above our expectations for this first quarter.

Gross Profit Margin

        Our gross profit margin for the first quarter of fiscal 2008 was 31.3% compared to 23.5% for the first quarter last year, primarily due to the write-off of $3,620,000 of inventory in the Intersection Control segment as part of the restructuring plan. Excluding the $3,620,000 in inventory write-offs from cost of sales, our consolidated gross margin for the first quarter of fiscal 2008 decreased to 31.3% from 34.1% last year. The gross margin for the Protect and Direct segment declined due to unfavorable mix, with higher sales of truck-mounted attenuators and Triton barriers, which have lower gross margins than our permanent crash cushion line. The gross profit margin for the Inform segment declined due to volume related inefficiencies as a result of their lower sales. Our Intersection Control segment offset these gross margin declines somewhat with higher gross margins due to operational efficiencies post restructuring.

Selling and Administrative Expenses

        Selling and administrative expenses for the first quarter of fiscal 2008 decreased $3,067,000, or 31%, to $6,923,000 from $9,990,000 for the first quarter last year. This was primarily due to decreased selling and administrative expenses in the Intersection Control segment as a result of our restructuring efforts. Selling and administrative expenses in the Protect and Direct and the Inform segments decreased primarily due to decreased bad debt expense. Selling and administrative expenses decreased as a percentage of sales to 21.6% for the first quarter of 2008 from 29.2%.

Gain on Sale of Assets

        As further discussed in Note 10, the first quarter of fiscal 2007 includes a gain on the sale of assets of $497,000 including a gain of $236,000 related to the sale of a building formerly used by the Protect and Direct segment and a gain of $261,000 related to the sale of the automated traffic enforcement product line within the Intersection Control segment.

Restructuring Costs

        As further discussed in Note 11, the first quarter of fiscal 2007 included $5,595,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs were $1,686,000 of employee severance costs, $1,307,000 of lease expense and $2,602,000 of shut-down and other related costs.

Research and Development

        Research and development expenditures were $1,246,000 for the first quarter of fiscal 2008 compared to $1,366,000 for the first quarter last year. The decrease of $120,000 was primarily due to decreased expenditures in the Intersection Control segment related to the restructuring. Expenditures decreased slightly in the Protect and Direct segment. Expenditures increased in the Inform segment.

Operating Profit (Loss)

        Operating profit for the first quarter of fiscal 2008 was $1,851,000, compared to an operating loss of $8,425,000 for the first quarter of fiscal 2007. For the first quarter last year, without special items, including $3,620,000 in inventory write-offs in Cost of Sales, $5,595,000 of restructuring costs in the Intersection Control segment and the $497,000 gain on sale of assets, total operating profit was $293,000. For the first quarter of fiscal 2008, operating profit for the Protect and Direct Group decreased 2% to $3,229,000 from $3,291,000 due to a $236,000 gain on sale of assets included in last year's first quarter. Operating profit for the Inform segment was $345,000 compared to operating profit of $786,000 for the first quarter of last year due to decreased sales of highway advisory radio products. The operating loss for the Intersection Control segment was $166,000 compared to an operating loss of $10,713,000 for the first quarter of last year due to $9,215,000 in restructuring costs and related inventory write-offs included in last year's results and to efficiencies gained since the restructuring.

Interest Expense

        Interest expense for the first quarter of fiscal 2008 decreased slightly to $1,095,000 from $1,098,000 for the first quarter last year. The interest rate on our bank facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.9% as of September, 2007.

Income Tax Provision (Benefit)

        The income tax provision for the first quarter of fiscal 2008 was $288,000 representing a 38% effective income tax rate. The income tax benefit for the first quarter of fiscal 2007 was $3,613,000, also representing a 38% effective income tax rate.

Net Earnings (Loss)

        Net earnings for the first quarter of fiscal 2008 were $470,000, or $0.05 cents per diluted share, compared to a net loss of $5,895,000, or $0.66 cents per diluted share, for the first quarter last year. Without the special items including the $5,595,000 of restructuring costs, the related $3,620,000 in inventory write-offs, and the $497,000 gain on sale of assets and applying a 38% effective tax rate, the net loss for last year's first quarter was $490,000, or $0.06 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $540,000 as of September 30, 2007 and access to additional funds under a bank credit agreement. During November 2007, we amended our bank credit agreement. We believe that this bank credit facility is an important source of liquidity. The amended credit agreement provides for a $40 million secured revolving credit facility. The credit agreement includes both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, including a fixed charge coverage ratio, a maximum senior leverage ratio, and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are in compliance with these covenants and expect to remain in compliance through fiscal 2008. The credit agreement currently expires in February 2010, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

        Our outstanding borrowings were $57,122,000, or 55.3% of total capitalization, as of September 30, 2007, of which $12,000,000 was outstanding related to the bank credit facility. This compares to $52,122,000, or 53.6% of total capitalization, as of June 30, 2007, of which $7,000,000 was outstanding related to the bank credit facility. As of September 30, 2007, we had approximately $14,000,000 in additional availability under the bank credit facility. Included in long-term debt as of September 30, 2007 and June 30, 2007 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025 and a $5 million five-year subordinated promissory note. The amount of standby letters of credit outstanding was $1,150,000 as of September 30, 2007 and $1,294,000 as of June 30, 2007.

Cash Flows

        Cash flows used in operations were $2,125,000 during the first three months of fiscal 2008. This compares with $1,438,000 used in operations in the first three months of fiscal 2007. Cash flow generated by operations is derived from earnings before non-cash expenses such as depreciation, amortization and non-cash disposal of inventory. The cash provided by operations in the first three months of fiscal 2008 was more than offset by increased working capital, including increases in inventory and decreases in accounts payable and accrued expenses.

        Investing activities used cash of $1,294,000 during the first three months of fiscal 2008, compared to providing cash of $952,000 in the first three months of the prior year. Expenditures during the first three months of fiscal 2008 included $1,284,000 for capital expenditures. Proceeds from the sale of assets provided cash of $1,768,000 during the first three months of fiscal 2007.

        Financing activities provided cash of $3,285,000 during the first three months of fiscal 2008, compared to $537,000 during the first three months of fiscal 2007. During the first three months of 2008, we borrowed a net $5,000,000 against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,715,000.

        For fiscal 2008, we anticipate needing approximately $4,000,000 in cash for capital expenditures. We also expect to invest approximately $1,000,000 in our Beijing, China facility in fiscal 2008. We will also need $5,000,000 to pay the subordinated promissory note on its due date in April 2008. We may require additional investments in working capital to support growth. We may also need additional funds to repurchase our own common stock from time to time or to acquire businesses that complement our existing operations. As discussed in Note 11 and FUTURE OUTLOOK, we currently estimate that the remaining cash portion of the restructuring plan for the Intersection Control segment will be approximately $577,000. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2007. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollar amounts in thousands)
Long-term debt(1)	$57,122	$5,122	$40,000		$12,000
Estimated interest payments(2)	12,799	3,818	5,787	$1,704	1,490
Operating leases	10,581	3,111	2,601	1,084	3,785
Minimum royalty payments	1,710	510	600	600
Retirement award program	364	84	82	87	111
Purchase obligations	3,065	3,065

Total	$85,641	$15,710	$49,070	$3,475	$17,386

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

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn as of September 30, 2007 was $2,206,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of September 30, 2007 was $1,150,000.

FUTURE OUTLOOK

        Looking forward, we believe we are well-positioned for improved growth and profitability. We are optimistic about our performance and expect continued improvement in our results throughout fiscal 2008. Our backlog remains strong across all our segments, including our business in the international marketplace. We believe the soft shipment quarter for our Inform segment was due to the timing of orders received in the quarter as well as delays in the release of orders from our customers. Most of these delayed releases should convert to shipments in our second quarter, and we believe the segment should achieve its improved sales and earnings targets for the year. In January 2007, our Intersection Control segment was awarded a $20 million contract from the New York City Department of Transportation for traffic controllers to be delivered over three years. We expect to begin recording revenue relating to this contract in the second half of fiscal 2008. We believe that this award and the completion of the restructuring plan are important steps in reaching profitability for the Intersection Control segment in fiscal 2008. However, there is no guarantee that the segment will reach a sufficient level of sales or product sales mix to be profitable.

        We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 will improve prospects for increased domestic spending for our products in fiscal 2008, particularly in our second half. Currently, we believe that domestic demand for our products has not yet fully benefited from opportunities developing as a result of SAFETEA-LU and an improving industry environment. Given our history as a late-stage benefactor of industry spending, we remain optimistic that we have properly positioned our business for growth if spending increases the demand for our products. We also expect international sales to continue to be an important driver of our sales growth. However, it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will increase.

        To meet increasing international sales demands and further penetrate emerging markets, we are investing in international growth opportunities. Our recently formed company within the Protect and Direct segment located in China, Quixote (Beijing) Co., Ltd., has been accepting orders and increasing its backlog. We expect our Beijing facility to be profitable in fiscal 2008 and to be able to fund its own operations, however there is no guarantee. The development of sales may be slower than expected which would require us to fund their operations for an indefinite period.

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2007 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management during this fiscal year except for the adoption of FIN 48 as described below. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 beginning with the first quarter of fiscal year 2008. See Note 3 for additional information on the impact of adoption.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2007 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

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

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no significant transaction gains or losses during the first quarter of fiscal 2008 or in fiscal years 2007 and 2006 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. Although we continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes, we did not hold such derivatives during 2008 or 2007.    In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

ITEM 4.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

        Our management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

  (b)
  Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal control over financial reporting that may have materially affected, or are likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses review of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 6.    Exhibits

  (a)
  Exhibits

10(a)	Third Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2007 by and between Quixote Corporation and certain subsidiaries thereof and LaSalle Bank National Association and Revolving Loan Note dated as of November 7, 2007 from Quixote Corporation to LaSalle Bank National Association
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	November 8, 2007	/s/ DANIEL P. GOREY DANIEL P. GOREY Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

10(a)	Third Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2007 by and between Quixote Corporation and certain Subsidiaries thereof and LaSalle Bank National Association and Revolving Loan Note dated as of November 7, 2007 from Quixote Corporation to LaSalle Bank National Association
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)