Form 10-Q
period 2007-12-31
QUIXOTE CORP
filed 2008-02-08
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-08123

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2675371 (I.R.S. Employer Identification Number)
35 East Wacker Drive Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,101,428 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of January 31, 2008.

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Net sales	$66,099,000	$64,816,000
Cost of sales	44,661,000	45,803,000

Gross profit	21,438,000	19,013,000

Operating expenses:
Selling & administrative	14,732,000	17,382,000
Research & development	2,488,000	2,627,000
Gain on sale of assets		(593,000)
Restructuring costs		7,655,000

	17,220,000	27,071,000
Operating profit (loss)	4,218,000	(8,058,000)

Other income (expense):
Interest income	2,000	17,000
Interest expense	(2,238,000)	(2,291,000)

	(2,236,000)	(2,274,000)

Earnings (loss) before income taxes	1,982,000	(10,332,000)
Income tax provision (benefit)	753,000	(3,926,000)

Net earnings (loss)	$1,229,000	$(6,406,000)

Per share data—basic:
Net earnings (loss)	$0.14	$(0.72)

Weighted average common shares outstanding	9,073,849	8,907,015

Per share data—diluted:
Net earning (loss)	$0.13	$(0.72)

Weighted average common shares outstanding	9,141,063	8,907,015

Cash dividends declared per common share	$0.20	$0.19

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Net sales	$34,080,000	$30,655,000
Cost of sales	22,662,000	19,671,000

Gross profit	11,418,000	10,984,000

Operating expenses:
Selling & administrative	7,809,000	7,392,000
Research & development	1,242,000	1,261,000
Gain on sale of assets		(96,000)
Restructuring costs		2,060,000

	9,051,000	10,617,000
Operating profit	2,367,000	367,000

Other income (expense):
Interest income		2,000
Interest expense	(1,143,000)	(1,193,000)

	(1,143,000)	(1,191,000)

Earnings (loss) before income taxes	1,224,000	(824,000)
Income tax provision (benefit)	465,000	(313,000)

Net earnings (loss)	$759,000	$(511,000)

Per share data—basic:
Net earnings (loss)	$0.08	$(0.06)

Weighted average common shares outstanding	9,090,333	8,911,721

Per share data—diluted:
Net earnings (loss)	$0.08	$(0.06)

Weighted average common shares outstanding	9,155,950	8,911,721

Cash dividends declared per common share	$0.20	$0.19

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$610,000	$674,000
Accounts receivable, net of allowance for doubtful accounts of $1,438,000 at December 31 and $1,687,000 at June 30	28,100,000	31,415,000
Refundable income taxes	2,138,000	2,508,000
Inventories, net:
Raw materials	15,249,000	11,582,000
Work in process	6,054,000	5,007,000
Finished goods	9,991,000	9,002,000

	31,294,000	25,591,000

Deferred income tax assets	3,032,000	2,798,000
Other current assets	1,751,000	1,263,000

Total current assets	66,925,000	64,249,000

Property, plant and equipment, at cost	45,790,000	43,095,000
Less accumulated depreciation	(26,979,000)	(25,435,000)

	18,811,000	17,660,000

Goodwill	17,385,000	17,385,000
Intangible assets, net	5,268,000	5,805,000
Deferred income tax assets	12,063,000	12,815,000
Other assets	1,132,000	1,460,000

	$121,584,000	$119,374,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2007	June 30, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,000,000	$5,122,000
Accounts payable	7,187,000	10,272,000
Dividends payable	1,818,000	1,715,000
Accrued restructuring costs	418,000	912,000
Accrued expenses	6,292,000	8,100,000

Total current liabilities	20,715,000	26,121,000

Long-term debt, net of current portion	54,500,000	47,000,000
Other long-term liabilities	1,023,000	1,045,000

	76,238,000	74,166,000

Commitments and contingent liabilities (Note 9)
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 11,026,229 shares at December 31 and 10,997,129 at June 30	184,000	183,000
Capital in excess of par value of common stock	65,823,000	65,230,000
Retained earnings	2,538,000	3,238,000
Accumulated other comprehensive income	53,000	109,000
Treasury stock, at cost, 1,931,643 shares at December 31 and 1,958,119 shares at June 30	(23,252,000)	(23,552,000)

Total shareholders' equity	45,346,000	45,208,000

	$121,584,000	$119,374,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net earnings (loss)	$1,229,000	$(6,406,000)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,593,000	1,878,000
Amortization	849,000	847,000
Non-cash inventory disposal		3,620,000
Gain on sale of assets		(593,000)
Provisions for losses on accounts receivable	(249,000)	238,000
Common stock issued for 401K plan	507,000	360,000
Stock-based compensation expense	386,000	437,000
Changes in operating assets and liabilities:
Accounts receivable	3,564,000	9,990,000
Inventories	(5,703,000)	(1,857,000)
Other assets	(488,000)	(602,000)
Income taxes	779,000	(3,873,000)
Accounts payable and accrued expenses	(5,358,000)	(5,936,000)
Other long-term liabilities	(22,000)	(15,000)

Net cash used in operating activities	(2,913,000)	(1,912,000)

Investing activities:
Capital expenditures	(2,773,000)	(1,386,000)
Patent expenditures	(41,000)	(486,000)
Proceeds from sale of assets		1,901,000

Net cash provided by (used in) investing activities.	(2,814,000)	29,000

Financing activities:
Proceeds from revolving credit agreement	19,000,000	15,400,000
Payments on revolving credit agreement	(11,500,000)	(12,400,000)
Payments on notes payable	(122,000)	(227,000)
Payment of semi-annual cash dividend	(1,715,000)	(1,688,000)

Net cash provided by financing activities	5,663,000	1,085,000

Decrease in cash and cash equivalents	(64,000)	(798,000)
Cash and cash equivalents at beginning of period	674,000	869,000

Cash and cash equivalents at end of period	$610,000	$71,000

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

        In September 2006, the FASB issued Financial Accounting Standard No. 157, "Fair Value Measurements" (FAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS No. 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal 2010. We are currently in the process of evaluating the impact, if any, that the adoption of FAS No. 141 (revised 2007) and FAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

        2.     Share-based compensation cost recognized in the six-month periods ended December 31, 2007 and 2006 includes compensation cost for share-based awards which were unvested as of July 1, 2005 as well as those awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As of December 31, 2007, we have 621,059 common shares reserved for future grants from our stock option and award plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2007.

Share-based Compensation Expense

        The share-based compensation cost that has been charged against income for stock options and restricted stock awards under our stock option and award plans was $386,000 and $437,000 for the six-month periods ended December 31, 2007 and 2006, respectively. The net expense recorded for share-based compensation arrangements was $305,000 and $360,000 for those periods, which was $0.03 and $0.04 per basic and diluted share outstanding for those periods.

        As of December 31, 2007, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $1,093,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. The 141,891 unvested stock options outstanding at December 31, 2007 had a weighted-average fair value of $5.33. The 29,100 shares of restricted stock unvested at December 31, 2007 had a fair value of $19.52.

Determining Fair Value

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below. Expected volatilities are based on historical volatility of the Company's stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	Six Months Ended December 31,
	2007	2006
Risk free interest rate	3.8%	4.7%
Expected dividend yield	2.11%	2.28%
Weighted average expected volatility.	37%	39%
Expected term	6.0 yrs	3.9 – 5.8 years
Weighted average expected term	6.0 yrs	4.4 years
Weighted average grant date fair value	$6.35	$4.95

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

Stock Option and Restricted Stock Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	944,902	$18.98
Granted	187,000	$18.65
Exercised	—	—
Cancelled or expired	(144,333)	$24.73

Outstanding at December 31, 2006	987,569	$18.07	3.5 Years	$2,526,000

Outstanding at July 1, 2007	859,203	$18.54
Granted	20,000	$18.93
Exercised	—	—
Cancelled or expired	(26,800)	$21.06

Outstanding at December 31, 2007	852,403	$18.47	2.9 Years	$1,595,000

Vested at December 31, 2007	710,512	$18.31	2.7 Years	$1,514,000

        Options outstanding at December 31, 2007 are exercisable as follows: 710,512 currently, 93,891 within one year and 48,000 in two years. At December 31, 2006, 688,770 options were exercisable. During the six-month periods ended December 31, 2007 and 2006, the following stock option activity occurred under our plans:

	Six Months Ended December 31,
	2007	2006
Total intrinsic value of stock options exercised	—	—
Total fair value of stock options vested	$39,000	$583,000

        Information with respect to restricted stock activity under our plans is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at July 1, 2007	—	—
Restricted stock granted	29,100	$19.52
Restricted stock vested	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2007	29,100	$19.52

        We also have a retirement stock award program for certain of our key executives. The retirement stock award program resulted in a charge to earnings for share-based compensation of $173,000 and $190,000 for the six months ended December 31, 2007 and 2006, respectively.

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

        The cumulative effect of adopting FIN 48 resulted in an $110,000 reduction of beginning retained earnings. On July 1, 2007, the liability for income taxes associated with uncertain tax positions was $289,000. We have recorded $75,000 in offsetting deferred tax benefits representing the federal effects of state income taxes and interest deductions related to this liability. The net amount of $214,000, if recognized, would have a favorable impact to our income tax rate. There was no material change to the reserve balance, or the potential impact to the income tax rate, during the six months ended December 31, 2007. The tax liability under FIN 48 is recorded as a reduction in refundable income taxes.

        Consistent with prior practice, we will continue to record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, were recorded as part of selling and administrative expense prior to adoption of FIN 48, but are now recorded as part of the income tax expense during the period incurred. We had accrued $47,000 for interest and $8,000 for penalties as of December 31, 2007 and July 1, 2007.

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

        4.     Operating results for the first six months of fiscal 2008 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

        5.     The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
Numerator:
Net earnings (loss) available to common shareholders	$1,229,000	$(6,406,000)	$759,000	$(511,000)

Denominator:
Weighted average shares outstanding-basic	9,073,849	8,907,015	9,090,333	8,911,721
Effect of dilutive securities-common stock options	67,214		65,617

Weighted average shares outstanding-diluted	9,141,063	8,907,015	9,155,950	8,911,721

Net earnings (loss) per share of common stock:
Basic	$0.14	$(0.72)	$0.08	$(0.06)
Diluted	$0.13	$(0.72)	$0.08	$(0.06)

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and six-month periods ended December 31, 2007 and 2006 and are as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
Average exercise price per share	$21.37	$21.29	$21.27	$21.41
Number of shares	468,000	544,000	488,000	519,000

        In addition, employee stock options totaling 76,725 and 89,950 shares, respectively, for the six and three-month periods ending December 31, 2006 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

        6.     Accumulated other comprehensive income consists of the following:

	December 31, 2007	December 31, 2006
Unrealized gain on derivative instrument:
Beginning balance—July 1	$109,000	$227,000
Amortization to earnings	(56,000)	(59,000)

Ending balance	$53,000	$168,000

Total accumulated comprehensive income	$53,000	$168,000

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

        The following table presents financial information about reported segments for the six-month and three-month periods ended December 31, 2007 and 2006 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Intersection Control	Unallocated Corporate	Total
2007
SIX MONTHS
Net sales from external customers	$39,062,000	$11,321,000	$15,716,000		$66,099,000

Operating profit (loss)	7,000,000	1,324,000	(492,000)	$(3,614,000)	4,218,000
Unallocated interest and other				(2,236,000)	(2,236,000)

Total income (loss) before taxes	7,000,000	1,324,000	(492,000)	(5,850,000)	1,982,000

Identifiable assets	56,499,000	23,193,000	22,085,000	19,807,000	121,584,000
THREE MONTHS
Net sales from external customers	$19,337,000	$6,542,000	$8,201,000		$34,080,000

Operating profit (loss)	3,771,000	979,000	(326,000)	$(2,057,000)	2,367,000
Unallocated interest and other				(1,143,000)	(1,143,000)

Total income (loss) before taxes	3,771,000	979,000	(326,000)	$(3,200,000)	1,224,000

2006
SIX MONTHS
Net sales from external customers	$36,528,000	$11,710,000	$16,578,000		$64,816,000

Operating profit (loss)	6,939,000	1,567,000	(12,761,000)	$(3,803,000)	(8,058,000)
Unallocated interest and other				(2,274,000)	(2,274,000)

Total income (loss) before taxes	6,939,000	1,567,000	(12,761,000)	(6,077,000)	(10,332,000)

Identifiable assets	52,484,000	21,650,000	18,378,000	22,278,000	114,790,000
THREE MONTHS
Net sales from external customers	$17,852,000	$5,614,000	$7,189,000		$30,655,000

Operating profit (loss)	3,648,000	781,000	(2,048,000)	$(2,014,000)	367,000
Unallocated interest and other				(1,191,000)	(1,191,000)

Total income (loss) before taxes	3,648,000	781,000	(2,048,000)	(3,205,000)	(824,000)

        8.     Intangible assets consist of the following:

	December 31, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,705,000	$2,050,000	$1,655,000	$3,664,000	$1,942,000	$1,722,000
Technology and installed base	2,491,000	1,391,000	1,100,000	2,491,000	1,296,000	1,195,000
Customer relationships	3,807,000	2,465,000	1,342,000	3,807,000	2,222,000	1,585,000
Trade names	2,250,000	1,079,000	1,171,000	2,250,000	947,000	1,303,000
Other	640,000	640,000	—	640,000	640,000	—

Total	$12,893,000	$7,625,000	$5,268,000	$12,852,000	$7,047,000	$5,805,000

        Intangible amortization expense was $578,000 in each of the six-month periods ended December 31, 2007 and 2006. The estimated amortization expense for this fiscal year ended June 30, 2008 and for the five fiscal years subsequent to 2008 is as follows: $1,153,000, $942,000, $830,000, $731,000, $641,000 and $566,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment, $8,139,000 for the Protect and Direct segment and $0 for the Intersection Control segment as of December 31, 2007 and June 30, 2007.

        9.     Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

        We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $3,184,000 in fiscal year 2008, a total of $2,656,000 in fiscal years 2009 to 2010, a total of $1,084,000 in fiscal years 2011 to 2012 and $3,785,000 thereafter, for an aggregate of $10,709,000.

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

	2007	2006
Beginning Balance—July 1	$435,000	$927,000
Warranties issued	338,000	173,000
Repairs, replacements and settlements	(336,000)	(473,000)
Changes in liability for pre-existing warranties, including expirations	(31,000)	(191,000)

Ending balance—December 31	$406,000	$436,000

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

Bid and Performance Bonds

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,539,000 as of December 31, 2007 and $761,000 as of June 30, 2007. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

        We have standby letters of credit covering potential workers' compensation liabilities. The total amount of standby letters of credit that were outstanding was $1,150,000 as of December 31, 2007 and $1,294,000 as of June 30, 2007. We have included $826,000 in accrued liabilities for potential workers' compensation liabilities as of December 31, 2007.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,410,000 through fiscal year 2012. We have included $408,000 in accrued liabilities for current obligations relating to royalty agreements as of December 31, 2007.

        10.   During the first quarter of fiscal 2007, we sold our automated traffic enforcement product line within the Intersection Control segment to Traffipax, Inc. for total cash proceeds of $795,000. We transferred to Traffipax city and county contracts to provide red light enforcement and speed enforcement services, as well as related assets. Several of our employees were hired by Traffipax to service the transferred contracts. During fiscal 2007, we recognized a gain on the sale of assets of the automated traffic enforcement product line of $673,000, of which $223,000 was recorded in the first six months.

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

        11.   During the fourth quarter of fiscal 2006 our Board of Directors approved a restructuring plan for our Intersection Control segment in order to reduce costs through the reduction of overhead by closing two facilities and through the reduction of approximately 400 employees. Under the restructuring plan, we divested and discontinued certain low-margin and non-core product lines primarily manufactured in our leased facilities in Tecate, Mexico and Santa Fe Springs, California. These product lines included portable and permanent variable message signs, tunnel lighting and illuminated street signs. We moved the remaining intersection control family of products, including traffic controllers, traffic signals and pedestrian signals to our Palmetto, Florida and Bedford, Pennsylvania facilities. We adopted an outsourcing strategy for non-core manufacturing processes but continue to assemble and test products. The manufacturing operations in the Santa Fe Springs, California and Tecate, Mexico facilities ceased in the first quarter of fiscal 2007.

        The implementation of the restructuring plan was completed during the second quarter of fiscal 2007. During the first six months of fiscal 2007, we incurred charges of $11,275,000 related to the restructuring plan, including $1,858,000 of employee severance costs, $1,968,000 of lease expense, $3,829,000 of shut-down and other related costs and $3,620,000 in inventory write-offs included in cost of sales. Employee severance and related costs include severance pay, related benefits and retention bonuses. No restructuring charges were incurred in the first six months of fiscal 2008.

        The remaining portion of the restructuring plan recorded in accrued expenses is $418,000 as of December 31, 2007, which consists of $401,000 in lease obligations for this fiscal year and $17,000 in facility exit costs, legal costs, consulting expense and other related costs.

        Activity related to the restructuring plan was as follows:

	Employee Severance and Related Costs	Lease Obligations	Asset Sales and Write-offs	Facility Exit Costs, Legal and Other	Total
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179,000	90,000	4,571,000	935,000	5,775,000
Cash proceeds (payments)	(179.000)	(90,000)	1,500,000	(601,000)	630,000
Non-cash charges			(5,908,000)		(5,908,000)

Accrual balance June 30, 2006	—	—	163,000	334,000	497,000
Costs incurred	1,792,000	1,903,000	3,620,000	3,960,000	11,275,000
Cash proceeds (payments)	(1,688,000)	(1,213,000)	(163,000)	(4,176,000)	(7,240,000)
Non-cash charges			(3,620,000)		(3,620,000)

Accrual balance June 30, 2007	104,000	690,000	—	118,000	912,000
Costs incurred	—	—	—	—	—
Cash proceeds (payments)	(104,000)	(289,000)	—	(101,000)	(494,000)
Non-cash charges

Accrual balance December 31, 2007	$—	$401,000	$—	$17,000	$418,000

Remaining expected plan costs	—	—	—	—	—

Total expected plan costs	$1,971,000	$1,993,000	$8,191,000	$4,895,000	$17,050,000

PART I—FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. Our operations are comprised of three reportable segments within the highway and transportation safety industry, concentrating on designing products to provide solutions to transportation safety problems. Our three reportable segments are: the manufacture and sale of highway and transportation safety products which Protect and Direct, the manufacture and sale of products and services which Inform, and the manufacture and sale of products which are used for Intersection Control. The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems; computerized highway advisory radio transmitting systems; and other transportation equipment. The Intersection Control segment provides solutions for controlling intersections, including intelligent intersection traffic control systems, pedestrian signals, video detection equipment and other transportation equipment.

        Our products are sold worldwide primarily through a distribution network and also by a direct sales force to customers in the highway construction and safety business, state and municipal departments of transportation, and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway projects on roads constructed or maintained with federal assistance. Seasonality affects our business with generally a higher level of sales in our fourth fiscal quarter.

RESULTS OF OPERATIONS

        Overall, we saw increased sales and profitability for the first six months and the second quarter of fiscal 2008 compared with the same periods last year. For the current second quarter, sales increased 11% compared to the second quarter of last year due to sales growth across all of our operating segments both domestically and internationally. International sales for the second quarter of fiscal 2008 increased 20% compared to the second quarter last year primarily due to strong sales in the Asia-Pacific region, particularly in China. Domestic sales increased 9% compared to the second quarter of fiscal 2007. Sales for the Protect and Direct segment increased 8% compared to the second quarter of last year led by strong international results and a 4% increase in domestic sales. Sales in our Inform segment increased 17%, in part as we shipped orders that were delayed by our customers in the first quarter of 2008. The increased sales led to a 25% improvement in profitability for the Inform segment for the quarter. Sales for our Intersection Control segment increased 14% primarily due to increased sales across most major product lines. However, this segment recorded a loss for this second quarter as a result of unfavorable product sales mix. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the Company's financial results:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues by Segment:
Protect and Direct	$19,337,000	$17,852,000	$39,062,000	$36,528,000
Inform	6,542,000	5,614,000	11,321,000	11,710,000
Intersection Control	8,201,000	7,189,000	15,716,000	16,578,000

	$34,080,000	$30,655,000	$66,099,000	$64,816,000

Geographic Revenues:
Domestic	$26,230,000	$24,102,000	$52,308,000	$53,781,000
International	7,850,000	6,553,000	13,791,000	11,035,000

	$34,080,000	$30,655,000	$66,099,000	$64,816,000

Operating Income (Loss) by Segment:
Protect and Direct	$3,771,000	$3,648,000	$7,000,000	$6,939,000
Inform	979,000	781,000	1,324,000	1,567,000
Intersection Control	(326,000)	(2,048,000)	(492,000)	(12,761,000)
Unallocated Corporate	(2,057,000)	(2,014,000)	(3,614,000)	(3,803,000)

	$2,367,000	$367,000	$4,218,000	$(8,058,000)

Gross profit percentage	33.5%	35.8%	32.4%	29.3%

Selling and administrative expenses as a percentage of sales	22.9%	24.1%	22.3%	26.8%

Diluted earnings (loss) per share	$0.08	$(0.06)	$0.13	$(0.72)

Revenues

        Our net sales for the second quarter of fiscal 2008 increased $3,425,000, or 11%, to $34,080,000 from $30,655,000 for the second quarter last year. This was due to both increased domestic sales and to increased international sales, particularly in the Asia-Pacific region.

        Our net sales for the first six months of fiscal 2008 increased $1,283,000, or 2%, to $66,099,000 from $64,816,000 for the same period last year as sales increases in the Protect and Direct segment were mostly offset by decreased sales in the Intersection Control segment primarily due to the sale or discontinuation of several non core product lines as part of our restructuring last year.

        Geographic—International sales for the second quarter of fiscal 2008 increased $1,296,000, or 20%, to $7,850,000, compared to $6,553,000 for the second quarter last year, primarily due to increased sales in the Asia-Pacific region as well as in Latin America. International sales for the Protect and Direct segment increased 19% primarily due to increased sales of permanent crash cushions in Asia-Pacific, particularly in China. Our recently formed company in China, Quixote (Beijing) Co., Ltd., recorded nearly $1 million in net sales during the second quarter. International sales for the Inform segment increased 24% from last year, primarily in Europe and in the Asia-Pacific region. International sales for the Intersection Control segment also increased 24%, primarily due to sales in Canada and in Latin

America. Domestic sales for the second quarter of fiscal 2008 increased 9% to $26,230,000 from $24,102,000 due to increased sales across all segments.

        International sales for the first six months of fiscal 2008 increased $2,756,000, or 25%, to $13,791,000, compared to $11,035,000 for the same period last year, primarily due to increased sales of Protect and Direct products in the Asia-Pacific region and in Europe, and also due to increased sales of Intersection Control products in Latin America and the Asia-Pacific region. International sales for the Inform segment decreased 3%. International sales for the Protect and Direct segment increased 31% over the prior period. Domestic sales for the first six months of fiscal 2008 decreased 3% to $52,308,000 from $53,781,000 primarily due to decreased sales in the Inform segment.

        Protect and Direct—Net sales for the Protect and Direct segment for the second quarter of fiscal 2008 increased 8% to $19,337,000 from $17,852,000 for the second quarter last year. The increase in sales was primarily due to increased sales of permanent crash cushions, Triton® water-filled barriers, delineators and barrels. These sales increases were offset somewhat by decreases in sales of truck-mounted attenuators and parts.

        Net sales for the Protect and Direct segment for the first six months of fiscal 2008 increased 7% to $39,062,000 from $36,528,000 for the same period last year. The increase in sales was primarily due to increased sales across most major product lines, particularly Triton water-filled barriers.

        Inform—Net sales for the Inform segment for the second quarter of fiscal 2008 increased 17%, or $928,000, to $6,542,000 from $5,614,000 for the second quarter last year, in part as we shipped orders that were delayed by our customers in the first quarter of 2008. The increase in sales in the current second quarter compared to the second quarter of fiscal 2007 was primarily due to increased sales across all major product lines, particularly weather sensing products.

        Net sales for the Inform segment for the first six months of fiscal 2008 decreased 3%, or $389,000, to $11,321,000 from $11,710,000 for the same period last year as increased sales of traffic and weather sensing products were more than offset by decreased sales of highway advisory radio products. Sales of highway advisory radio products were unusually strong in fiscal 2007.

        Intersection Control—Net sales for the Intersection Control segment for the second quarter of fiscal 2008 increased 14%, or $1,012,000, to $8,201,000 from $7,189,000 for the second quarter last year due to increased sales across most major product lines.

        Net sales for the Intersection Control segment for the first six months of fiscal 2008 decreased 5%, or $862,000, to $15,716,000 from $16,578,000 for the same period last year, primarily due to the sale and discontinuation of product lines related to our restructuring activities.

Gross Profit Margin

        Our gross profit margin for the second quarter of fiscal 2008 was 33.5% compared to 35.8% for the second quarter last year. The gross margin for the Protect and Direct segment declined due to unfavorable product sales mix with higher sales of Triton water-filled barriers and delineators, which have lower gross margins than some other product lines. The gross margin for the Inform segment increased somewhat due to volume efficiencies as a result of the higher level of their sales. In the Intersection Control segment, the gross margin declined due to unfavorable product sales mix primarily as a result of higher sales of legacy U.S. Traffic Corporation products.

        Our gross profit margin for the first six months of fiscal 2008 was 32.4% compared to 29.3% for the same period last year primarily due to the $3,620,000 in inventory write-offs in the Intersection Control segment in the first quarter of fiscal 2007 as part of the restructuring plan. Excluding the $3,620,000 in inventory write-offs from cost of sales, our consolidated gross margin for the first six months of fiscal 2007 was 34.9% compared to 32.4% for the first six months of fiscal 2008. This decline in gross margin was primarily due to unfavorable product sales mix offset somewhat by operating efficiencies in the Intersection Control segment post restructuring.

Selling and Administrative Expenses

        Selling and administrative expenses for the second quarter of fiscal 2008 increased $417,000, or 6%, to $7,809,000 from $7,392,000 for the second quarter last year. This was primarily due to increased expenses in our Protect and Direct segment as a result of expenditures at our new Beijing facility and to increased expenditures in our Inform segment related to their increased sales level. Selling and administrative expenses decreased as a percentage of sales to 22.9% for the second quarter of 2008 from 24.1%.

        Selling and administrative expenses for the first six months of fiscal 2008 decreased $2,650,000, or 15%, to $14,732,000 from $17,382,000 for the same period last year. Selling and administrative expenses in the Intersection Control segment decreased $1,237,000, or 31% due to savings as a result of the restructuring plan. Selling and administrative expenses in the Protect and Direct and the Inform segments decreased due to lower bad debt expenses and to lower legal costs. Selling and administrative expenses decreased as a percentage of sales to 22.3% for the first six months of 2008 from 26.8% last year.

Gain on Sale of Assets

        As further discussed in Note 10 to the financial statements, we recorded a net gain on the sale of assets of $96,000 in the second quarter of fiscal 2007, which included a gain of $134,000 resulting from contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment offset somewhat by a loss of $38,000 on the sale of assets related to the sale of the automated enforcement product line within the Intersection Control segment.

        During the first six months of fiscal 2007, we recorded a net gain on the sale of assets of $593,000, which included a gain of $236,000 related to the sale of a building formerly used by the Protect and Direct segment, a gain of $223,000 related to the sale of the automated traffic enforcement product line within the Intersection Control segment and a gain of $134,000 resulting from contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment.

Restructuring Costs

        As further discussed in Note 11 to the financial statements, the second quarter of fiscal 2007 included $2,060,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs were $172,000 of employee severance costs, $661,000 of lease expense and $1,227,000 of shut-down and other related costs.

        The first six months of fiscal 2007 included $7,655,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs were $1,858,000 of employee severance costs, $1,968,000 of lease expense and $3,829,000 of shut-down and other related costs.

Research and Development

        Research and development expenditures were consistent at $1,242,000 for the second quarter of fiscal 2008 compared to $1,261,000 for the second quarter last year.

        Research and development expenditures decreased to $2,488,000 for the first six months of fiscal 2008 compared to $2,627,000 for the same period last year. The decrease of $139,000 was primarily due to decreased expenditures in the Intersection Control segment related to the restructuring.

Operating Profit (Loss)

        Operating profit for the second quarter of fiscal 2008 was $2,367,000, compared to operating profit of $367,000 for the second quarter of fiscal 2007. For the second quarter last year, without special items, including $2,060,000 of restructuring costs in the Intersection Control segment and the $96,000 gain on sale of assets, total operating profit was $2,331,000. For the second quarter of fiscal 2008, operating profit for the Protect and Direct Group increased 3% to $3,771,000 from $3,648,000 due primarily to increased sales. Operating profit for the Inform segment increased 25% to $979,000 compared to operating profit of $781,000 for the second quarter of last year also due to increased sales. The operating loss for the Intersection Control segment was $326,000 compared to an operating loss of $2,048,000 for the second quarter of last year due to $2,060,000 in restructuring costs included in last year's results. The loss recorded for this segment for this second quarter was as a result of unfavorable product sales mix.

        Operating profit for the first six months of fiscal 2008 was $4,218,000, compared to an operating loss of $8,058,000 for the first six months of fiscal 2007. Without special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs and the $593,000 gain on sale of assets, total operating profit was $2,624,000 in last year's six-month period. The improvement in operating profit is primarily due to manufacturing and operating efficiencies related to the restructuring of the Intersection Control segment and to lower selling and administrative expenses in the Protect and Direct and the Inform segments. For the first six months of fiscal 2008, operating profit for the Protect and Direct segment was $7,000,000 compared to $6,939,000 for the same period last year. Included in operating profit for the Protect and Direct segment for the first six months of fiscal 2007 was a $236,000 gain on sale of assets. Operating profit for the Inform segment was $1,324,000 compared to operating profit of $1,567,000 for the first six months of last year. Included in operating profit for the Inform segment for the first six months of fiscal 2007 was a $134,000 gain on sale of assets. Operating profit for the Inform segment decreased due primarily to lower sales and unfavorable product sales mix, offset somewhat by lower selling and administrative costs. The operating loss for the Intersection Control segment decreased to $492,000 from an operating loss of $12,761,000 for the first six months of last year. Without the special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs and the $223,000 gain on sale of assets the operating loss for the Intersection Control segment would have been $1,709,000 in the fiscal 2007 six-month period. The decrease in operating loss in the Intersection Control segment is due to manufacturing and operating efficiencies related to the restructuring.

Interest Expense

        Interest expense for the second quarter of fiscal 2008 decreased slightly to $1,143,000 from $1,193,000 for the second quarter last year. The interest rate on our bank facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.8% as of December 2007.

        Interest expense for the first six months of fiscal 2008 decreased to $2,238,000 from $2,291,000 for the same period last year. The decrease was due to the lower interest rates.

Income Tax Provision (Benefit)

        The income tax provision for the second quarter of fiscal 2008 was $465,000 representing a 38% effective income tax rate. The income tax benefit for the second quarter of fiscal 2007 was $313,000, also representing a 38% effective income tax rate.

        The income tax provision for the first six months of fiscal 2008 was $753,000, compared to a benefit of $3,926,000 for the same period last year.

Net Earnings (Loss)

        Net earnings for the second quarter of fiscal 2008 were $759,000, or $0.08 cents per diluted share, compared to a net loss of $511,000, or $0.06 cents per diluted share, for the second quarter last year.

        Net earnings for the first six months of fiscal 2008 was $1,229,000, or $0.13 cents per diluted share, compared to a net loss of $6,406,000, or $0.72 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $610,000 as of December 31, 2007 and access to additional funds of approximately $20 million under a bank credit agreement. During November 2007, we amended our bank credit agreement. We believe that this bank credit facility is an important source of liquidity. The amended credit agreement provides for a $40 million secured revolving credit facility. The credit agreement includes both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, including a fixed charge coverage ratio, a maximum senior leverage ratio, and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are in compliance with these covenants and expect to remain in compliance through fiscal 2008. The credit agreement currently expires in February 2010, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

        Our outstanding borrowings were $59,500,000, or 56.7% of total capitalization, as of December 31, 2007, of which $14,500,000 was outstanding related to the bank credit facility. This compares to $52,122,000, or 53.6% of total capitalization, as of June 30, 2007, of which $7,000,000 was outstanding related to the bank credit facility. Included in long-term debt as of December 31, 2007 and June 30, 2007 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025, which the noteholders may require us to repurchase beginning in 2010. Included in the current portion of long-term debt as of December 31, 2007 and June 30, 2007 is a $5 million subordinated promissory note due April 2008. The amount of standby letters of credit outstanding was $1,150,000 as of December 31, 2007 and $1,294,000 as of June 30, 2007.

Cash Flows

        Cash flows used in operations were $2,913,000 during the first six months of fiscal 2008. This compares with $1,912,000 used in operations in the first six months of fiscal 2007. Cash flow generated by operations is derived primarily from earnings before non-cash expenses such as depreciation and amortization. The cash provided by operations in the first six months of fiscal 2008 was more than offset by increased working capital needs, including increases in inventory and decreases in accounts payable and accrued expenses.

        Investing activities used cash of $2,814,000 during the first six months of fiscal 2008, compared to providing cash of $29,000 in the first six months of the prior year. Expenditures during the first six months of fiscal 2008 included $2,773,000 for capital expenditures. Proceeds from the sale of assets provided cash of $1,901,000 during the first six months of fiscal 2007.

        Financing activities provided cash of $5,663,000 during the first six months of fiscal 2008, compared to $1,085,000 during the first six months of fiscal 2007. During the first six months of 2008, we borrowed a net $7,500,000 against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,715,000.

        For fiscal 2008, we anticipate needing approximately $5,000,000 in cash for capital expenditures, including capital expenditures for our Beijing, China facility. We will also need $5,000,000 to pay the subordinated promissory note on its due date in April 2008. We may require additional investments in working capital to support growth. We may also need additional funds to repurchase our own common stock from time to time or to acquire businesses that complement our existing operations. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2007. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$59,500,000	$5,000,000	$40,000,000		$14,500,000
Estimated interest payments(2)	12,700,000	3,886,000	5,358,000	$1,975,000	1,481,000
Operating leases	10,709,000	3,184,000	2,656,000	1,084,000	3,785,000
Minimum royalty payments	1,410,000	510,000	600,000	300,000
Retirement award program	364,000	84,000	82,000	87,000	111,000
Purchase obligations	3,633,000	3,633,000

Total	$88,316,000	$16,297,000	$48,696,000	$3,446,000	$19,877,000

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

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under certain contracts. The total amount of bid and performance related bonds that were available and undrawn as of December 31, 2007 was $2,539,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of December 31, 2007 was $1,150,000.

FUTURE OUTLOOK

        Looking forward, we believe we are well-positioned for improved growth and profitability and we expect continued improvement in our results throughout fiscal 2008 across all segments. In January 2007, our Intersection Control segment was awarded a $20 million contract from the New York City Department of Transportation for traffic controllers to be delivered over three years. Testing of the controller has been performed and New York City has requested us to begin shipping controllers in the third quarter of fiscal 2008. We currently expect to begin recording revenue relating to this contract in the fourth quarter of fiscal 2008. We estimate typical production levels to be about $750,000 in sales per month. However, the amount can vary depending on what New York City requests and, therefore, is difficult to predict at this time. Overall, we believe that this award and the implementation of the restructuring plan, which was completed in fiscal 2007, are important steps in reaching profitability for the Intersection Control segment. However, there is no guarantee that the segment will reach a sufficient level of sales or product sales mix to be profitable.

        We believe that the enactment of the federal transportation funding legislation, SAFETEA-LU, in August 2005 should improve prospects for increased domestic spending for our products in the second half of fiscal 2008. Currently, we believe that domestic demand for our products has not yet fully benefited from opportunities as a result of SAFETEA-LU. Given our history as a late-stage benefactor of industry spending, we remain optimistic that we have properly positioned our business for growth if spending increases the demand for our products. However, the market environment may be challenging due to a softening domestic economy. Therefore it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that sales will increase.

        International sales have been an important driver of our sales growth and we expect it will continue. To meet increasing international sales demands and further penetrate emerging markets, we are investing in international growth opportunities. Our recently formed company within the Protect and Direct segment located in China, Quixote (Beijing) Co., Ltd., recorded nearly $1 million in sales for this second quarter. However, we expect that sales from China will be uneven, similar to our experience in the early stages of other international markets, which may require us to fund their operations for an indefinite period.

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

        In September 2006, the FASB issued Financial Accounting Standard No. 157, "Fair Value Measurements" (FAS No.157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS No. 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal 2010. We are currently in the process of evaluating the impact, if any, that the adoption of FAS No. 141 (revised 2007) and FAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

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

        Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; economic conditions; market demand; pricing and competitive factors, among others which are set forth in the "Risk Factors" of Part I, Item 1A, to our Annual Report on Form 10-K for the year ended June 30, 2007, which are hereby incorporated by reference.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        Part I, Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2007 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from fluctuations in interest rates on our $40 million revolving credit facility. However, the majority of our debt is outstanding at a fixed interest rate. Given that our exposure to interest rate fluctuations with respect to amounts borrowed against our revolving credit facility is lower, we currently believe that the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk is not necessary.

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no significant transaction gains or losses during the first six months of fiscal 2008 or in fiscal years 2007 and 2006 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. Although we continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes, we did not hold such derivatives during 2008 or 2007. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

        Our management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

  (b)
  Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting that may have materially affected, or are likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses review of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 4.    Submission of Matters to Vote of Security Holders

        Our Annual Meeting of Stockholders was held on November 15, 2007. The matters voted on at the Annual Meeting were the following:

  (1)
  The election of Robert D. van Roijen to serve as a Director for a three-year term until the annual meeting of stockholders in 2010.

  (2)
  The approval of an amendment to the Company's 2001 Non-Employee Directors Stock Option Plan ("Director Plan").

  (3)
  The ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm.

        Mr. van Roijen was elected and the amendment to our Director Plan and the ratification of the appointment of Grant Thornton LLP were approved as a result of the following stockholder votes:

		For	Against	Abstain or Withheld	Broker Non Votes
(1)	Election of Director Robert D. van Roijen	7,932,259		762,557
(2)	Approval of Amendment To Director Plan	6,939,888	549,078	542,884	680,966
(3)	Ratification of Grant Thornton LLP	8,670,993	10,064	13,759

        The terms of Leslie J. Jezuit, Daniel P. Gorey, James H. DeVries, Lawrence C. McQuade and Duane M. Tyler as directors continued after this meeting.

Item 6.    Exhibits

  (a)
  Exhibits

  31
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	February 8, 2008	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

30

QuickLinks

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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX