Form 10-Q
period 2008-03-31
QUIXOTE CORP
filed 2008-05-12
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
No Change (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2008, there were 9,132,194 shares of the registrant's common stock ($.01-2/3 par value) outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Net sales	$95,969,000	$95,791,000
Cost of sales	66,031,000	66,105,000

Gross profit	29,938,000	29,686,000

Operating expenses:
Selling & administrative	22,788,000	25,853,000
Research & development	3,892,000	3,849,000
Gain on sale of assets		(1,191,000)
Loss on legal settlement	185,000
Restructuring costs		7,655,000

	26,865,000	36,166,000
Operating profit (loss)	3,073,000	(6,480,000)

Other income (expense):
Interest income	338,000	17,000
Interest expense	(3,306,000)	(3,389,000)

	(2,968,000)	(3,372,000)

Earnings (loss) before income taxes	105,000	(9,852,000)
Income tax provision (benefit)	40,000	(3,744,000)

Net earnings (loss)	$65,000	$(6,108,000)

Per share data—basic:
Net earnings (loss)	$0.01	$(0.68)

Weighted average common shares outstanding	9,087,053	8,920,521

Per share data—diluted:
Net earnings (loss)	$0.01	$(0.68)

Weighted average common shares outstanding	9,138,763	8,920,521

Cash dividends declared per common share	$0.20	$0.19

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$29,870,000	$30,975,000
Cost of sales	21,370,000	20,302,000

Gross profit	8,500,000	10,673,000

Operating expenses:
Selling & administrative	8,056,000	8,471,000
Research & development	1,404,000	1,222,000
Gain on sale of assets		(598,000)
Loss on legal settlement	185,000

	9,645,000	9,095,000
Operating profit (loss)	(1,145,000)	1,578,000

Other income (expense):
Interest income	336,000
Interest expense	(1,068,000)	(1,098,000)

	(732,000)	(1,098,000)

Earnings (loss) before income taxes	(1,877,000)	480,000
Income tax provision (benefit)	(713,000)	182,000

Net earnings (loss)	$(1,164,000)	$298,000

Per share data—basic:
Net earnings (loss)	$(0.13)	$0.03

Weighted average common shares outstanding	9,113,751	8,948,133

Per share data—diluted:
Net earnings (loss)	$(0.13)	$0.03

Weighted average common shares outstanding	9,113,751	9,040,559

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$913,000	$674,000
Accounts receivable, net of allowance for doubtful accounts of $1,201,000 at March 31 and $1,687,000 at June 30	26,009,000	31,415,000
Refundable income taxes		2,508,000
Inventories, net:
Raw materials	16,005,000	11,582,000
Work in process	5,943,000	5,007,000
Finished goods	10,825,000	9,002,000

	32,773,000	25,591,000

Deferred income tax assets	3,032,000	2,798,000
Other current assets	1,817,000	1,263,000

Total current assets	64,544,000	64,249,000

Property, plant and equipment, at cost	47,299,000	43,095,000
Less accumulated depreciation	(27,736,000)	(25,435,000)

	19,563,000	17,660,000

Goodwill	17,385,000	17,385,000
Intangible assets, net	5,002,000	5,805,000
Deferred income tax assets	12,645,000	12,815,000
Other assets	1,002,000	1,460,000

	$120,141,000	$119,374,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	June 30, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,000,000	$5,122,000
Accounts payable	7,646,000	10,272,000
Dividends payable		1,715,000
Accrued restructuring costs	117,000	912,000
Accrued expenses	6,590,000	8,100,000

Total current liabilities	19,353,000	26,121,000

Long-term debt, net of current portion	55,000,000	47,000,000
Other long-term liabilities	1,073,000	1,045,000

	75,426,000	74,166,000

Commitments and contingent liabilities (Note 9)
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 30,000,000 shares; issued 11,041,019 shares at March 31 and 10,997,129 at June 30	184,000	183,000
Capital in excess of par value of common stock	66,185,000	65,230,000
Retained earnings	1,375,000	3,238,000
Accumulated other comprehensive income	20,000	109,000
Treasury stock, at cost, 1,913,702 shares at March 31 and 1,958,119 shares at June 30	(23,049,000)	(23,552,000)

Total shareholders' equity	44,715,000	45,208,000

	$120,141,000	$119,374,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net earnings (loss)	$65,000	$(6,108,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	2,301,000	2,629,000
Amortization	1,236,000	1,292,000
Non-cash inventory disposal		3,620,000
Gain on sale of assets		(1,191,000)
Provisions for losses on accounts receivable	(486,000)	530,000
Common stock issued for 401K plan	798,000	690,000
Stock-based compensation expense	579,000	726,000
Changes in operating assets and liabilities:
Accounts receivable	5,892,000	8,731,000
Inventories	(7,182,000)	(2,807,000)
Other assets	(553,000)	(788,000)
Income taxes	2,690,000	(3,698,000)
Accounts payable and accrued expenses	(5,287,000)	(5,301,000)
Other long-term liabilities	28,000	(30,000)

Net cash provided by (used in) operating activities	81,000	(1,705,000)

Investing activities:
Capital expenditures	(4,204,000)	(2,212,000)
Patent expenditures	(65,000)	(494,000)
Proceeds from sale of assets		2,499,000

Net cash used in investing activities	(4,269,000)	(207,000)

Financing activities:
Proceeds from revolving credit agreement	26,500,000	21,400,000
Payments on revolving credit agreement	(18,500,000)	(17,150,000)
Payments on notes payable	(122,000)	(345,000)
Payment of semi-annual cash dividend	(3,533,000)	(3,381,000)
Proceeds from exercise of common stock options	84,000	971,000
Repurchase of common stock for treasury	(2,000)

Net cash provided by financing activities	4,427,000	1,495,000

Increase (decrease) in cash and cash equivalents	239,000	(417,000)
Cash and cash equivalents at beginning of period	674,000	869,000

Cash and cash equivalents at end of period	$913,000	$452,000

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

        In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS No. 157), "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS No. 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations", and FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal 2010. We are currently in the process of evaluating the impact, if any, that the adoption of FAS No. 141 (revised 2007) and FAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

        In March, 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133". FAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) how derivative instruments and related hedged items

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

affect an entity's financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        2.     Share-based compensation cost recognized in the nine-month periods ended March 31, 2008 and 2007 includes compensation cost for share-based awards which were unvested as of July 1, 2005 as well as those awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As of March 31, 2008, we have 621,059 common shares reserved for future grants from our stock option and award plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2007.

Share-based Compensation Expense

        The share-based compensation cost that has been charged to Selling and Administrative Expense for stock options and restricted stock awards under our stock option and award plans was $579,000 and $726,000 for the nine-month periods ended March 31, 2008 and 2007, respectively.

        As of March 31, 2008, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $876,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures. The 141,891 unvested stock options outstanding at March 31, 2008 had a weighted-average fair value of $5.33. The 29,100 shares of restricted stock unvested at March 31, 2008 had a fair value of $19.52.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

	Nine Months Ended March 31,
	2008	2007
Risk free interest rate	3.8%	4.7%
Expected dividend yield	2.11%	2.28%
Weighted average expected volatility	37%	39%
Expected term	6.0 yrs	3.9 – 5.8 years
Weighted average expected term	6.0 yrs	4.4 years
Weighted average grant date fair value	$6.35	$4.95

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

Stock Option and Restricted Stock Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	944,902	$18.98
Granted	187,000	$18.65
Exercised	(82,500)	$11.99
Cancelled or expired	(170,533)	$24.28

Outstanding at March 31, 2007	878,869	$18.53	3.6 Years	$2,080,000

Outstanding at July 1, 2007	859,203	$18.54
Granted	20,000	$18.93
Exercised	(20,000)	$8.34
Cancelled or expired	(26,800)	$21.06

Outstanding at March 31, 2008	832,403	$18.72	2.7 Years	$0

Vested at March 31, 2008	690,512	$18.60	2.5 Years	$0

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Options outstanding at March 31, 2008 are exercisable as follows: 690,512 currently, 93,891 within one year and 48,000 in two years. At March 31, 2007, 583,870 options were exercisable. During the nine-month periods ended March 31, 2008 and 2007, the following stock option activity occurred under our plans:

	Nine Months Ended March 31,
	2008	2007
Total intrinsic value of stock options exercised	$153,000	$686,000
Total fair value of stock options vested	$747,000	$583,000

        Information with respect to restricted stock activity under our plans is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2007	—	—
Restricted stock granted	29,100	$19.52
Restricted stock vested	—	—
Cancelled or expired	—	—

Outstanding at March 31, 2008	29,100	$19.52

        We also have a retirement stock award program for certain of our key executives. The retirement stock award program resulted in a charge to earnings for compensation expense of $160,000 and $270,000 for the nine months ended March 31, 2008 and 2007, respectively.

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

        The cumulative effect of adopting FIN 48 resulted in a $110,000 reduction of beginning retained earnings. On July 1, 2007, the liability for income taxes associated with uncertain tax positions was $289,000. We have recorded $75,000 in offsetting deferred tax benefits representing the federal effects of state income taxes and interest deductions related to this liability. The net amount of $214,000, if recognized, would have a favorable impact to our income tax rate. There was no material change to the reserve balance, or the potential impact to the income tax rate, during the nine months ended March 31, 2008. The tax liability under FIN 48 is recorded in accrued expenses.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Consistent with prior practice, we will continue to record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, were recorded as part of selling and administrative expense prior to adoption of FIN 48, but are now recorded as part of the income tax expense during the period incurred. We had accrued $59,000 for interest and $8,000 for penalties as of March 31, 2008 and $47,000 for interest and $8,000 for penalties as of July 1, 2007.

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

        4.     Operating results for the first nine months of fiscal 2008 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

        5.     The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net earnings (loss) available to common shareholders	$65,000	$(6,108,000)	$(1,164,000)	$298,000

Denominator:
Weighted average shares outstanding—basic	9,087,053	8,920,521	9,113,751	8,948,133
Effect of dilutive securities—common stock options	51,710			92,426

Weighted average shares outstanding—diluted	9,138,763	8,920,521	9,113,751	9,040,559

Net earnings (loss) per share of common stock:
Basic	$0.01	$(0.68)	$(0.13)	$0.03
Diluted	$0.01	$(0.68)	$(0.13)	$0.03

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

computation of diluted earnings per share for the three and nine-month periods ended March 31, 2008 and 2007 and are as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Average exercise price per share	$21.17	$21.26	$19.98	$23.14
Number of shares	507,733	518,533	677,403	248,000

        In addition, employee stock options totaling 18,903 shares for the three month period ending March 31, 2008 and 82,691 for the nine-month period ending March 31, 2007 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

        6.     Accumulated other comprehensive income consists of the following:

	March 31, 2008	March 31, 2007
Unrealized gain on derivative instrument:
Beginning balance—July 1	$109,000	$227,000
Amortization to earnings	(89,000)	(89,000)

Total accumulated comprehensive income	$20,000	$138,000

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table presents financial information about reported segments for the nine-month and three-month periods ended March 31, 2008 and 2007 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Intersection Control	Unallocated Corporate	Total
2008
NINE MONTHS
Net sales from external customers	$56,815,000	$16,437,000	$22,717,000		$95,969,000
Operating profit (loss)	8,383,000	1,336,000	(1,129,000)	$(5,517,000)	3,073,000
Unallocated interest and other				(2,968,000)	(2,968,000)

Total income (loss) before taxes	8,383,000	1,336,000	(1,129,000)	(8,485,000)	105,000

Identifiable assets	55,447,000	22,520,000	23,996,000	18,178,000	120,141,000
THREE MONTHS
Net sales from external customers	$17,753,000	$5,116,000	$7,001,000		$29,870,000
Operating profit (loss)	1,383,000	12,000	(637,000)	$(1,903,000)	(1,145,000)
Unallocated interest and other				(732,000)	(732,000)

Total income (loss) before taxes	1,383,000	12,000	(637,000)	$(2,635,000)	(1,877,000)

2007
NINE MONTHS
Net sales from external customers	$56,325,000	$16,618,000	$22,848,000		$95,791,000
Operating profit (loss)	10,487,000	2,151,000	(12,966,000)	$(6,152,000)	(6,480,000)
Unallocated interest and other				(3,372,000)	(3,372,000)

Total income (loss) before taxes	10,487,000	2,151,000	(12,966,000)	(9,524,000)	(9,852,000)

Identifiable assets	54,147,000	21,619,000	18,417,000	22,524,000	116,707,000
THREE MONTHS
Net sales from external customers	$19,797,000	$4,908,000	$6,270,000		$30,975,000
Operating profit (loss)	3,549,000	584,000	(206,000)	$(2,349,000)	1,578,000
Unallocated interest and other				(1,098,000)	(1,098,000)

Total income (loss) before taxes	3,549,000	584,000	(206,000)	(3,447,000)	480,000

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        8.     Intangible assets consist of the following:

	March 31, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,729,000	$2,104,000	$1,625,000	$3,664,000	$1,942,000	$1,722,000
Technology and installed base	2,491,000	1,439,000	1,052,000	2,491,000	1,296,000	1,195,000
Customer relationships	3,807,000	2,587,000	1,220,000	3,807,000	2,222,000	1,585,000
Trade names	2,250,000	1,145,000	1,105,000	2,250,000	947,000	1,303,000
Other	640,000	640,000	—	640,000	640,000	—

Total	$12,917,000	$7,915,000	$5,002,000	$12,852,000	$7,047,000	$5,805,000

        Intangible amortization expense was $868,000 and $888,000 for the nine-month periods ended March 31, 2008 and 2007, respectively. The estimated amortization expense for this fiscal year ended June 30, 2008 and for the five fiscal years subsequent to 2008 is as follows: $1,153,000, $942,000, $830,000, $731,000, $641,000 and $566,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment, $8,139,000 for the Protect and Direct segment and $0 for the Intersection Control segment as of March 31, 2008 and June 30, 2007.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

products that have been sold, and a reasonable estimate of the costs can be made. Our estimated product warranty liability for the nine-month periods ended March 31 is as follows:

	2008	2007
Beginning Balance—July 1	$435,000	$927,000
Warranties issued	392,000	229,000
Repairs, replacements and settlements	(366,000)	(521,000)
Changes in liability for pre-existing warranties, including expirations	(108,000)	(196,000)

Ending balance—March 31	$353,000	$439,000

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Bid and Performance Bonds

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,539,000 as of March 31, 2008 and $761,000 as of June 30, 2007. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

        We have standby letters of credit covering potential workers' compensation liabilities. The total amount of standby letters of credit that were outstanding was $1,150,000 as of March 31, 2008 and $1,294,000 as of June 30, 2007. We have included $852,000 in accrued liabilities for potential workers' compensation liabilities as of March 31, 2008.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,410,000 through fiscal year 2012. We have included $265,000 in accrued liabilities for current obligations relating to royalty agreements as of March 31, 2008.

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

        During the first nine months of fiscal 2007, we received contingent proceeds of $282,000 relating to the sale of the weather forecasting product line in the Inform segment in the fourth quarter of fiscal 2006.

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

        The implementation of the restructuring plan was completed during the second quarter of fiscal 2007. During the first nine months of fiscal 2007, we incurred charges of $11,275,000 related to the

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

restructuring plan, including $1,858,000 of employee severance costs, $1,968,000 of lease expense, $3,829,000 of shut-down and other related costs and $3,620,000 in inventory write-offs included in cost of sales. Employee severance and related costs include severance pay, related benefits and retention bonuses. No restructuring charges were incurred in the first nine months of fiscal 2008.

        The remaining portion of the restructuring plan recorded in accrued expenses is $117,000 as of March 31, 2008, which consists of $59,000 in lease obligations for this fiscal year and $58,000 in facility exit costs, legal costs, consulting expense and other related costs.

        Activity related to the restructuring plan was as follows:

	Employee Severance and Related Costs	Lease Obligations	Asset Sales and Write-offs	Facility Exit Costs, Legal and Other	Total
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179,000	90,000	4,571,000	935,000	5,775,000
Cash proceeds (payments)	(179.000)	(90,000)	1,500,000	(601,000)	630,000
Non-cash charges			(5,908,000)		(5,908,000)

Accrual balance June 30, 2006	—	—	163,000	334,000	497,000
Costs incurred	1,792,000	1,903,000	3,620,000	3,960,000	11,275,000
Cash proceeds (payments)	(1,688,000)	(1,213,000)	(163,000)	(4,176,000)	(7,240,000)
Non-cash charges			(3,620,000)		(3,620,000)

Accrual balance June 30, 2007	104,000	690,000	—	118,000	912,000
Costs incurred	—	—	—	—	—
Cash proceeds (payments)	(104,000)	(631,000)	—	(60,000)	(795,000)
Non-cash charges

Accrual balance March 31, 2008	$—	$59,000	$—	$58,000	$117,000

Remaining expected plan costs	—	—	—	—	—

Total expected plan costs	$1,971,000	$1,993,000	$8,191,000	$4,895,000	$17,050,000

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

RESULTS OF OPERATIONS

        For the current third quarter, sales decreased 4% compared to the third quarter of fiscal 2007 due to decreased sales in the Protect and Direct segment offset somewhat by increased sales in the Inform and Intersection Control segments. International sales for the third quarter of fiscal 2008 decreased 16%, or $970,000, compared to the third quarter last year primarily due to lower sales in the Asia-Pacific region. Domestic sales decreased 1%, or $135,000, compared to the third quarter of fiscal 2007. During the current third quarter, we began to see a softening in the domestic market which particularly affected our Protect and Direct segment. We believe that the current economic uncertainty and enduring winter conditions in certain parts of the U.S. which negatively affected state and municipal budgets resulted in lower domestic state and municipal spending for our products in the third quarter of fiscal 2008. Sales for the Protect and Direct segment decreased 10% compared to the third quarter of last year due to decreases in both international and domestic sales. Sales in the Inform segment increased 4% due to increased sales of weather sensing systems. Sales for our Intersection Control segment increased 12% primarily due to increased sales of traffic controllers. For the third quarter, we saw lower profitability due to lower sales in the Protect and Direct segment and unfavorable product sales mix in all segments. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the Company's financial results:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues by Segment:
Protect and Direct	$17,753,000	$19,797,000	$56,815,000	$56,325,000
Inform	5,116,000	4,908,000	16,437,000	16,618,000
Intersection Control	7,001,000	6,270,000	22,717,000	22,848,000

	$29,870,000	$30,975,000	$95,969,000	$95,791,000

Geographic Revenues:
Domestic	$24,920,000	$25,055,000	$77,228,000	$78,836,000
International	4,950,000	5,920,000	18,741,000	16,955,000

	$29,870,000	$30,975,000	$95,969,000	$95,791,000

Operating Income (Loss) by Segment:
Protect and Direct	$1,383,000	$3,549,000	$8,383,000	$10,487,000
Inform	12,000	584,000	1,336,000	2,151,000
Intersection Control	(637,000)	(206,000)	(1,129,000)	(12,966,000)
Unallocated Corporate	(1,903,000)	(2,349,000)	(5,517,000)	(6,152,000)

	$(1,145,000)	$1,578,000	$3,073,000	$(6,480,000)

Gross profit percentage	28.5%	34.5%	31.2%	31.0%

Selling and administrative expenses as a percentage of sales	27.0%	27.3%	23.7%	27.0%

Diluted earnings (loss) per share	$(0.13)	$0.03	$0.01	$(0.68)

Revenues

        Our net sales for the third quarter of fiscal 2008 decreased $1,105,000, or 4%, to $29,870,000 from $30,975,000 for the third quarter last year. This was due to both decreased domestic sales and to decreased international sales, particularly in the Asia-Pacific region.

        Our net sales for the first nine months of fiscal 2008 remained nearly flat with the same period last year, increasing $178,000 to $95,969,000 from $95,791,000. Sales increases in the Protect and Direct segment were mostly offset by decreased sales in the Intersection Control segment primarily due to the sale or discontinuation of several non core product lines as part of our restructuring last year.

        Geographic—International sales for the third quarter of fiscal 2008 decreased $970,000, or 16%, to $4,950,000, compared to $5,920,000 for the third quarter last year, primarily due to decreased sales in the Asia-Pacific region as well as in Latin America. International sales for the Protect and Direct segment decreased 23%, or $1,137,000, primarily due to lower sales of Triton® water-filled barriers in the Asia-Pacific region. Sales in the Asia-Pacific region were affected as one of our largest customers in Australia was recently acquired, decreasing their historical quarterly purchases by approximately $1 million. International sales for the Inform segment increased $307,000 from last year primarily in Canada and Latin America. International sales for the Intersection Control segment decreased 18%, or $140,000, primarily due to lower sales in Latin America. Domestic sales for the third quarter of fiscal 2008 decreased 1% to $24,920,000 from $25,055,000 due to decreased sales in the Protect and Direct and Inform segments which we believe is due to the current economic uncertainty and state and municipal budgetary issues. The decrease in domestic sales was partially offset by increased domestic sales in the Intersection Control segment due to higher sales of traffic controllers.

        International sales for the first nine months of fiscal 2008 increased $1,786,000, or 11%, to $18,741,000, compared to $16,955,000 for the same period last year, due to increases across all segments. International sales for the Protect and Direct segment increased 11% over the prior period, primarily due to increased sales in China and in the Asia Pacific region. International sales for the Inform segment increased 16%, primarily due to increased sales in Europe and Latin America. International sales for the Intersection Control segment increased 5%. Domestic sales for the first nine months of fiscal 2008 decreased 2% to $77,228,000 from $78,836,000 due to decreased sales in the Inform and the Protect and Direct segments offset partly by increased domestic sales in the Intersection Control segment.

        Protect and Direct    Net sales for the Protect and Direct segment for the third quarter of fiscal 2008 decreased 10% to $17,753,000 from $19,797,000 for the third quarter last year due to decreases in both international and domestic sales compared to last year. The decrease in sales was primarily due to decreased sales of permanent crash cushions, Triton® water-filled barriers, and delineators. These sales decreases were offset somewhat by increases in sales of truck-mounted attenuators, barrels and parts.

        Net sales for the Protect and Direct segment for the first nine months of fiscal 2008 increased 1% to $56,815,000 from $56,325,000 for the same period last year primarily due to increased international sales in China, offset by somewhat lower domestic sales. Sales of Triton water-filled barriers, parts, delineators, barrels and truck-mounted attenuators increased over the prior year offset in part by decreased sales of permanent crash cushions.

        Inform    Net sales for the Inform segment for the third quarter of fiscal 2008 increased 4%, or $208,000, to $5,116,000 from $4,908,000 for the third quarter last year primarily due to increased sales of weather sensing systems offset somewhat by decreased sales of highway advisory radio products.

        Net sales for the Inform segment for the first nine months of fiscal 2008 decreased 1%, or $181,000, to $16,437,000 from $16,618,000 for the same period last year due primarily to decreased sales of highway advisory radio products which were partially offset by increased sales of weather sensing systems.

        Intersection Control    Net sales for the Intersection Control segment for the third quarter of fiscal 2008 increased 12%, or $731,000, to $7,001,000 from $6,270,000 for the third quarter last year due to increased traffic controller sales offset somewhat by decreased sales of traffic signals.

        Net sales for the Intersection Control segment for the first nine months of fiscal 2008 decreased 1%, or $131,000, to $22,717,000 from $22,848,000 for the same period last year. Sales for the nine-month period of fiscal 2007 include $2.5 million in sales of products discontinued as part of our restructuring.

Gross Profit Margin

        Our gross profit margin for the third quarter of fiscal 2008 was 28.5% compared to 34.5% for the third quarter last year. The gross margin for the Protect and Direct segment declined due to inefficiencies related to the 10% decrease in sales volume and due to unfavorable product sales mix as a result of reduced sales of our high margin permanent crash cushion products. The gross margin for the Inform segment decreased due to a shift in product sales mix to increased sales of lower-margin weather sensing systems from higher- margin highway advisory radio products. In the Intersection Control segment, the gross margin was somewhat lower than the third quarter last year due to increased sales of traffic controllers and decreased sales of higher-margin traffic signals.

        Our gross profit margin for the first nine months of fiscal 2008 was 31.2%, essentially flat with 31.0% for the same period last year. Excluding the $3,620,000 in inventory write-offs that were recorded in cost of sales in the first quarter of fiscal 2007 as part of the restructuring, our consolidated gross margin for the first nine months of fiscal 2007 was 34.8% compared to 31.2% for the first nine months of fiscal 2008. This decline in gross margin was primarily due to unfavorable product sales mix across all segments.

Selling and Administrative Expenses

        Selling and administrative expenses for the third quarter of fiscal 2008 decreased $415,000, or 5%, to $8,056,000 from $8,471,000 for the third quarter last year. This was primarily due to decreased expenses related to the lower sales volume, offset in part by expenditures at our new Beijing facility. Selling and administrative expenses decreased as a percentage of sales to 27.0% for the third quarter of 2008 from 27.3% last year.

        Selling and administrative expenses for the first nine months of fiscal 2008 decreased $3,065,000, or 12%, to $22,788,000 from $25,853,000 for the same period last year. Selling and administrative expenses in the Intersection Control segment decreased $1,272,000, or 23% primarily due to savings as a result of the restructuring efforts. Selling and administrative expenses in the Protect and Direct and the Inform segments decreased due to lower bad debt expenses. Selling and administrative expenses decreased as a percentage of sales to 23.7% for the first nine months of 2008 from 27.0% last year.

Gain on Sale of Assets

        As further discussed in Note 10 to the financial statements, we recorded a net gain on the sale of assets of $598,000 in the third quarter of fiscal 2007, which included a gain of $148,000 resulting from final contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment and a gain of $450,000 resulting from final contingent proceeds relating to the sale of the automated enforcement product line within the Intersection Control segment.

        During the first nine months of fiscal 2007, we recorded a net gain on the sale of assets of $1,191,000, which included a gain of $236,000 related to the sale of a building formerly used by the Protect and Direct segment, a gain of $673,000 related to the sale of the automated traffic enforcement product line within the Intersection Control segment and a gain of $282,000 resulting from contingent proceeds relating to the sale of the weather forecasting product line within the Inform segment.

Loss on Legal Settlement

        The results for the third quarter and the first nine months of fiscal 2008 include an $185,000 loss on legal settlement related to a divested product line.

Restructuring Costs

        The first nine months of fiscal 2007 included $7,655,000 in restructuring costs for the Intersection Control segment. Included in the restructuring costs were $1,858,000 of employee severance costs, $1,968,000 of lease expense and $3,829,000 of shut-down and other related costs.

Research and Development

        Research and development expenditures increased to $1,404,000 for the third quarter of fiscal 2008 compared to $1,222,000 for the same period last year due to modest increases across all operating segments.

        Research and development expenditures increased to $3,892,000 for the first nine months of fiscal 2008, essentially flat with the $3,849,000 in expenditures for the same period last year.

Operating Profit (Loss)

        The operating loss for the third quarter of fiscal 2008 was $1,145,000 compared to operating profit of $1,578,000 for the third quarter of fiscal 2007. For the third quarter of fiscal 2008, the total operating loss was $960,000 excluding the loss on legal settlement of $185,000. For the third quarter last year, excluding the $598,000 gain on sale of assets, total operating profit was $980,000. For the third quarter of fiscal 2008, operating profit for the Protect and Direct Group decreased 61% to $1,383,000 from $3,549,000 due primarily to decreased sales, unfavorable product sales mix and expenses incurred in our new Beijing facility. Operating profit for the Inform segment decreased 97% to $12,000 compared to operating profit of $436,000 for the third quarter of last year, excluding the $148,000 gain on sale of assets, due to unfavorable product sales mix. The operating loss for the Intersection Control segment was $637,000 compared to an operating loss of $656,000 for the third quarter of last year excluding the $450,000 gain on sale of assets.

        Operating profit for the first nine months of fiscal 2008 was $3,073,000, compared to an operating loss of $6,480,000 for the first nine months of fiscal 2007. Excluding the $185,000 loss on legal settlement, operating profit was $3,258,000 in this year's nine-month period. Excluding special items including the $3,620,000 in inventory write-offs, the $7,655,000 of restructuring costs and the $1,191,000 gain on sale of assets, total operating profit was $3,604,000 in last year's nine-month period. The reduction in operating profit is primarily due to lower gross margins as a result of unfavorable product sales mix offset in part by lower selling and administrative costs across all segments.

Interest Income

        Interest income of $336,000 was recorded in the third quarter of fiscal 2008 as interest earned on a $2.6 million federal income tax refund received during the quarter.

        Interest income for the first nine months of fiscal 2008 increased to $338,000 from $17,000 for the same period last year due to interest earned on the income tax refund.

Interest Expense

        Interest expense for the third quarter of fiscal 2008 decreased slightly to $1,068,000 from $1,098,000 for the third quarter last year. The interest rate on our bank facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.2% as of March, 2008.

        Interest expense for the first nine months of fiscal 2008 decreased to $3,306,000 from $3,389,000 for the same period last year. The decrease was due to the lower interest rates offset somewhat by higher levels of debt outstanding during the current year.

Income Tax Provision (Benefit)

        The income tax benefit for the third quarter of fiscal 2008 was $713,000 representing a 38% effective income tax rate. The income tax provision for the third quarter of fiscal 2007 was $182,000 also representing a 38% effective income tax rate.

        The income tax provision for the first nine months of fiscal 2008 was $40,000 compared to a benefit of $3,744,000 for the same period last year.

Net Earnings (Loss)

        The net loss for the third quarter of fiscal 2008 was $1,164,000, or $0.13 cents per diluted share, compared to net earnings of $298,000, or $0.03 cents per diluted share, for the third quarter last year.

        Net earnings for the first nine months of fiscal 2008 were $65,000, or $0.01 cents per diluted share, compared to a net loss of $6,108,000, or $0.68 cents per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $913,000 as of March 31, 2008 and access to additional funds of approximately $6 million under a bank credit agreement. During November 2007, we amended our bank credit agreement. We believe that this bank credit facility is an important source of liquidity. The amended credit agreement provides for a $40 million secured revolving credit facility. The credit agreement includes both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, including a fixed charge coverage ratio, a maximum senior leverage ratio, and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We are currently in compliance with these covenants. The credit agreement currently expires in February 2010, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

        Our outstanding borrowings were $60,000,000, or 57.3% of total capitalization, as of March 31, 2008, of which $15,000,000 was outstanding related to the bank credit facility. This compares to $52,122,000, or 53.6% of total capitalization, as of June 30, 2007, of which $7,000,000 was outstanding related to the bank credit facility. Included in long-term debt as of March 31, 2008 and June 30, 2007 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025, which the noteholders may require us to repurchase beginning in 2010. Included in the current portion of long-term debt as of March 31, 2008 and June 30, 2007 is a $5 million subordinated promissory note which was paid when due on April 30, 2008. The amount of standby letters of credit outstanding was $1,150,000 as of March 31, 2008 and $1,294,000 as of June 30, 2007.

Cash Flows

        Cash flows provided by operations were $81,000 during the first nine months of fiscal 2008. This compares with $1,705,000 used in operations in the first nine months of fiscal 2007. Cash flow generated by operations is derived primarily from earnings before non-cash expenses such as depreciation and amortization. The cash provided by operations in the first nine months of fiscal 2008 was mostly offset by increased working capital needs, including increases in inventory and decreases in accounts payable and accrued expenses.

        Investing activities used cash of $4,269,000 during the first nine months of fiscal 2008, compared to using cash of $207,000 in the first nine months of the prior year. Expenditures during the first nine months of fiscal 2008 included $4,204,000 for capital expenditures primarily related to software development and the expansion of the engineering and test facility for our Protect and Direct segment. Proceeds from the sale of assets provided cash of $2,499,000 during the first nine months of fiscal 2007.

        Financing activities provided cash of $4,427,000 during the first nine months of fiscal 2008, compared to $1,495,000 during the first nine months of fiscal 2007. During the first nine months of 2008, we borrowed a net $8,000,000 against our outstanding revolving credit facility. The payments of our semi-annual cash dividend used cash of $3,533,000.

        For fiscal 2008, we anticipate needing approximately $5,000,000 in cash for capital expenditures including capital expenditures for our Beijing, China facility. We may require additional investments in working capital to support growth. We may also need additional funds to repurchase our own common stock from time to time or to acquire businesses that complement our existing operations. Future cash expenditures will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or proceeds from sales of assets or product lines to be discontinued. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may amend existing financing arrangements or may enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2007. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of March 31, 2008:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$60,000,000	$5,000,000	$40,000,000		$15,000,000
Estimated interest payments(2)	12,519,000	4,033,000	4,461,000	$2,477,000	1,548,000
Operating leases	10,709,000	3,184,000	2,656,000	1,084,000	3,785,000
Minimum royalty payments	1,410,000	510,000	600,000	300,000
Retirement award program	234,000	54,000	53,000	56,000	71,000
Purchase obligations	3,479,000	3,479,000

Total	$88,351,000	$16,260,000	$47,770,000	$3,917,000	$20,404,000

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

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under certain contracts. The total amount of bid and performance related bonds that were available and undrawn as of March 31, 2008 was $2,539,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of March 31, 2008 was $1,150,000.

FUTURE OUTLOOK

        Looking forward, we remain cautious about the effects of the economic environment on domestic spending due to state and municipal budgetary constraints. We believe the soft domestic economy will have a greater impact in the near term on overall sales for our Protect and Direct and Inform segments. In January 2007, our Intersection Control segment was awarded a $20 million contract from the New York City Department of Transportation for traffic controllers to be delivered over three years. Testing of the controller has been performed and we began shipping controllers to New York City in the third quarter of fiscal 2008. We currently expect to begin recording revenue relating to this contract in the fourth quarter of fiscal 2008. We estimate typical production levels to be about $750,000 in sales per month. However, the amount can vary depending on what New York City requests and, therefore, is difficult to predict at this time. Shortly after the close of the third quarter, we received an additional $4 million order for our advanced intersection traffic controllers for New York City. Overall, we believe that these awards and the implementation of the restructuring plan, which was completed in fiscal 2007, are important steps in reaching profitability for the Intersection Control segment. However, there is no guarantee that the segment will reach a sufficient level of sales or product sales mix to be profitable.

        International sales have been an important driver of our sales growth and we expect it will continue. We believe that the international markets present an opportunity for long-term growth and we plan to focus on these markets to reduce our exposure to the current domestic economic conditions in the near-term. To meet increasing international sales demands and further penetrate emerging markets, we are investing in international growth opportunities. Our recently formed company within the Protect and Direct segment located in China, Quixote (Beijing) Co., Ltd., recorded nearly $1 million in sales in the second quarter. However, we recorded negligible sales in China in the third quarter and we expect that sales from China will continue to be uneven, similar to our experience in the early stages of other international markets, which may require us to fund their operations for an indefinite period. To more fully utilize the capacity in our China facility during these uneven sales periods, we plan to have our China facility produce all of our Quest® crash cushion product line for non-U.S customers.

        We historically experience fluctuation in our gross profit margin from quarter to quarter primarily due to sales volume related to seasonality, variability in product mix and changes in our competitive environment. The gross profit margins of certain product lines, particularly in the Intersection Control segment and the weather sensing system product lines, are lower than gross profit margins of other products, which is adversely affecting our gross profit margin. We experience rigorous price competition in our Intersection Control segment and in the weather sensing system product line. We do not believe these trends will improve in the near future.

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

        In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS No. 157), "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS No. 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations", and FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal 2010. We are currently in the process of evaluating the impact, if any, that the adoption of FAS No. 141 (revised 2007) and FAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

        In March, 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133". FAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

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

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no significant transaction gains or losses during the first nine months of fiscal 2008 or in fiscal years 2007 and 2006 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. Although we continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes, we did not hold any material derivatives during 2008 or 2007. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

        Our management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

PART II—OTHER INFORMATION

        There is no information required to be reported under any items except as indicated below:

Item 1.    Legal Proceedings

        In January 2008 we were served in a lawsuit entitled Olga Mata, Individually as Representative of the Estate of Elpido Mata et al. vs. Energy Absorption Systems, Inc., Quixote Transportation Safety, Inc., William Brothers Construction, Keller Crash Cushions d/b/a Contractors Barricade Service, J.I.T. Distributing Inc. and Gustavo Reyes d/b/a Cerrito Trucking, State of Texas, District Court of Brazoria County, No. 44361. This case involves a tractor-trailer collision with a crash cushion. The plaintiffs allege various theories of liability against all defendants, including negligence, misrepresentations and breach of warranty. We have tendered the case to our insurance carrier and have answered the complaint. Discovery has begun.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Items 2(a) and (b) are not applicable.

  (c)
  Stock Repurchases

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs
January 1, 2008 - January 31, 2008
February 1, 2008 - February 29, 2008
March 1, 2008 - March 31, 2008	200	$8.06	200	499,800

	200		200	499,800

        On March 19, 2008, our Board of Directors authorized an increase in the Company's stock repurchase plan to up to 500,000 shares of the Company's common stock, which includes approximately 185,000 shares remaining under the previous authorization which was approved on October 2, 2001. The shares may be purchased in open market and privately negotiated transactions at prices not to exceed the market price.

Item 6.    Exhibits

  (a)
  Exhibits

  31
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: May 9, 2008	By:	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX