Form 10-K
period 2008-06-30
QUIXOTE CORP
filed 2008-09-15
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
For the fiscal year ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number 001-08123

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2675371 (I.R.S. Employer Identification No.)
THIRTY FIVE EAST WACKER DRIVE, CHICAGO, ILLINOIS (Address of principal executive offices)	60601 (Zip Code)
Registrant's telephone number including area code: (312) 467-6755
Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock ($.01 2/3 Par Value)	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

         State the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $159,407,760 as of December 31, 2007

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,217,073 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of September 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008 which will be filed with the Commission on or about October 2, 2008 is incorporated by reference at Part III.

PART I
THE COMPANY

Forward Looking Statements

        Various statements made within this report constitute "forward-looking statements" for purposes of the SEC's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Except for historical information, any statement that addresses expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures, financial results or changes in governmental legislation, policies and conditions, is a forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations.

Item 1.    Business

Overview of the Company and Its Financial Condition

        Quixote Corporation was originally incorporated under the laws of the State of Delaware in 1969 as Energy Absorption Systems, Inc. In June 1980, Energy Absorption Systems, Inc. changed its name to Quixote Corporation. When we use the terms "Quixote Corporation", "the Company", "we", "our" or "us" in this report, we refer to Quixote Corporation and its subsidiaries, unless otherwise provided by the context in which the term is used.

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sells products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. Accordingly, we have reflected the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment are classified as assets and liabilities held for sale within our consolidated balance sheets as of June 30, 2008 and for all prior periods presented.

        Through our subsidiaries, we develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists and highway workers in both domestic and international markets. Our two continuing reportable segments are: highway and transportation safety products that "Protect and Direct" by minimizing the severity of crashes or by directing or guiding traffic to avoid crashes; and highway and transportation safety products that "Inform" motorists, state and local highway personnel about dangerous or congested conditions or provide other useful information. Our products include energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, weather information systems, highway advisory radios, and other highway and transportation safety devices. Our products are sold worldwide through a distribution network, as well as by a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

        In the United States our business is directly affected by federal, state and municipal government funding for transportation safety, highway construction and maintenance, and other infrastructure projects. A significant part of our sales are ultimately financed by funds provided to the states by the federal government through the federal transportation funding bill. The current bill, SAFETEA-LU, enacted in August 2005, was delayed almost two years. Until the new legislation was enacted, the transportation safety allotment in federal and state budgets was uncertain and we believe that this prolonged funding uncertainty adversely impacted sales of our products and services in fiscal 2006 and our financial performance in that fiscal year. We believe that the passage of SAFETEA-LU provided a more predictable funding stream for our products in fiscal 2007. During fiscal 2008, we began to see a general economic slowdown in the United States causing many states and municipalities to face budgetary constraints and deficits. In addition, basic material costs including steel, asphalt and other materials for building and maintaining roads and bridges increased significantly. Facing these issues, many states postponed or cancelled many transportation projects which adversely impacted the domestic demand for our products. As international markets are not dependent on federal funding, our international sales have not been adversely impacted and continue to grow.

        As of June 30, 2008, we employed approximately 500 people in our continuing businesses. In addition, our discontinued segment employed approximately 134 people.

Description of Business

        Our continuing operations are comprised of two reportable segments:

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

        Financial information relating to industry segments appears in Note 14 of the notes to our consolidated financial statements incorporated by reference herein.

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

        We develop, manufacture and market lines of patented highway crash cushion systems, truck-mounted attenuators (TMA's) and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving highway construction vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

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

        Across both segments, we may provide product education, selection and application assistance. In limited cases, we perform site preparation and installation services for our products.

Discontinued Operations

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sells products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. Accordingly, we have reflected the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

Marketing and Competition

        Our products are sold in all 50 U.S. states and internationally. Domestically, we sell either through a distribution network or through a direct sales force. Regional managers supervise domestic distributors and make direct sales in areas not covered by distributors. We had approximately 31 domestic distributors on June 30, 2008. We sell our products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports. Although the federal government provides matching funds for the purchase of certain highway safety products by state and local governmental agencies, the federal government is usually not a direct purchaser of our domestic products. For certain products, we sell through catalogs and inside sales personnel.

        Many foreign governments are beginning to recognize the need for our products as a method of reducing traffic congestion and improving safety. Our products are sold outside of the U.S through a network of distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments. We had approximately 97 international distributors on June 30, 2008.

        Although we experience competition in many of our product lines, we believe that we are a leading U.S. manufacturer of transportation safety products. Within the Protect and Direct segment, we believe that no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as we do. However, many of our competitors in both of our business segments offer products similar to those supplied by us. We experience some competition in most product lines. We compete in the U.S. market for permanent and work-zone crash cushions with Barrier Systems, Inc. (a subsidiary of Lindsay Corporation (NYSE: LNN)), Trinity Industries, Inc. (NYSE: TRN), TrafFix Devices, Inc., and other smaller regional companies. A number of other companies manufacture flexible sign and guide post systems. Within the Inform segment, we experience competition in selling certain product lines, particularly our road weather information systems (RWIS), because they are generally sold through a bidding process. There are a few companies that compete with us in selling HAR systems. In addition, we compete with many different companies that sell sensors using different technologies, including microwave and infra-red sensors and machine-vision (video), with each technology offering its own advantages.

        Competition may have an adverse effect on our selling prices and profit margins of certain product lines, and depending on the product mix sold, can adversely affect our financial results. We believe that we compete effectively through our own in-house product development, patent protection, quality and price, and the effectiveness of our strong distribution network.

Government Policies and Funding

        The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies. Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. Funds are allocated and highway policy is developed through a six-year federal highway bill. A portion of our sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds cover 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. The current federal highway funding legislation, SAFETEA-LU, was enacted in August 2005. SAFETEA-LU, "Safe, Accountable, Flexible and Efficient Transportation Equity Act—A Legacy for Users", provides $286.4 billion in guaranteed funding for the federal highway, transit and safety programs through September 30, 2009. Unlike historical highway funding bills, SAFETEA-LU focuses on improving safety and relieving congestion as a priority, as well as on new highway construction and resurfacing projects. Several sections of SAFETEA-LU provide for increased funding and focus on products and systems within our Inform segment. While the current law does not include projects that specifically indicate our products by name and there can be no guarantee of increased sales, we expect there to continue to be market potential for applications of our sensors, counters, and audio and visual output displays due to this legislation. However, any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on our financial results. The federal highway trust fund relies on gasoline tax revenue. With the increased price of gasoline, the number of miles driven has decreased significantly which depleted the surplus in the federal highway trust fund. Legislation is currently in the process of being approved to transfer $8 billion from the general fund to the highway trust fund in an attempt to keep the fund solvent for the remainder of the term of the current federal funding legislation, SAFETEA-LU. However, driving patterns may impact the future solvency of the highway trust fund.

        SAFETEA-LU, currently expires September 30, 2009. Delays in the passage of a new highway bill may likely occur. SAFETEA-LU was delayed more than two years after the previous bill had expired. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. These factors may continue to negatively impact domestic spending on our products affecting our financial performance in the near term.

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

Backlog

        As of June 30, 2008, 2007 and 2006, our continuing businesses had a backlog of unfilled orders for our products of $17,390,000, $16,411,000 and $14,357,000, respectively. We generally fill an order for our products within two days to eight weeks of receipt depending on the type of product. However, some orders or awarded contracts included in backlog may not be completed for up to five years.

Research and Development; Patents

        Many of our products have patented features and we conduct our own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities on our continuing products were $3,650,000, $3,453,000 and $3,570,000 for the fiscal years 2008, 2007 and 2006, respectively. We maintain a crash test facility in California for Protect and Direct products.

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

        In fiscal 2008, 2007 and 2006 we were affected by increased prices for certain commodities, particularly steel, aluminum and resin, which can be a significant component of the cost of certain of our products. We attempt to reduce the negative impact of increasing prices by entering into fixed price arrangements and by passing along price increases to our customers. However, increased commodity prices have negatively impacted our gross margin for certain products. In addition, increasing fuel and freight costs adversely affected our results in fiscal 2008, 2007 and 2006. Material, fuel and freight costs may continue to increase in fiscal 2009.

Major Customers

        No single customer represents a significant portion of our total revenues. However, approximately 7%, 7% and 6% of our consolidated revenues resulted from sales to customers in the states of New York, Texas and California, respectively, in fiscal 2008. Our customers are typically distributors, contractors, departments of transportation, state agencies, local governments or municipalities and, therefore, a change in policy in state spending could materially affect our sales in that state. As of June 30, 2008, one customer represented 19% of our consolidated net accounts receivable.

Seasonality

        Our sales are historically seasonal with domestic highway construction and maintenance projects typically peaking in our fourth fiscal quarter.

Foreign and Domestic Operations and Revenues

        Our business is conducted principally in the United States, with sales outside of the United States as follows: $24,642,000, $20,432,000 and $16,914,000 in 2008, 2007 and 2006 respectively.

        Our assets outside of the United States (See Properties at Item 2) are not material except for our manufacturing facility in Beijing, China established during fiscal 2007. Our long-lived assets used in the leased Beijing facility are less than $200,000 as of June 30, 2008.

Available Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington D. C. Information about the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at sec.gov. We also maintain an internet website at http://www.quixotecorp.com that contains access to our public filings and other information regarding us. We make our public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of our filings will also be furnished free of charge upon request to our Corporate Secretary, Joan R. Riley, at our address listed on the cover of this Form 10-K.

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

        We depend substantially on federal, state and municipal funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization bill, SAFETEA-LU, became law in August 2005, after the prior law, which authorized federal spending through September 30, 2003, was extended at then current funding levels eleven times. Until the new law was passed, the transportation safety allotment in federal and state budgets was uncertain, and we believe this uncertainty negatively impacted spending on our products and services. The delayed passage of the new highway funding bill adversely affected our financial performance in fiscal year 2006.

        Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. With the increased price of gasoline, the number of miles driven has decreased significantly which depleted the surplus in the federal highway trust fund. Legislation is currently in the process of being approved to transfer $8 billion from the general fund to the highway trust fund in an attempt to keep the fund solvent for the remainder of the term of the current federal funding legislation, SAFETEA-LU. However, driving patterns may impact the future solvency of the highway trust fund.

        SAFETEA-LU, currently expires September 30, 2009. Delays in the passage of a new highway bill may likely occur. SAFETEA-LU was delayed more than two years after the previous bill had expired. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. Any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on our financial results.

        Constraints on state and local government budgets and decreases in state highway funding may adversely affect our financial performance.

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

        Like the federal highway trust fund which derives most of its money from gasoline tax revenue, state highway funds also are dependent on revenue from state gasoline taxes. A number of states also contribute a portion of their sales tax on new car purchases into their state highway funds. A decrease in miles driven or new car sales may adversely affect the ability of states to fund transportation projects.

        Downturns in domestic or foreign economies or the transportation safety and highway construction industries may adversely affect our results.

        General economic downturns, including downturns in the transportation safety and highway construction industries, could result in a material decrease in our revenues and operating results. We believe that the economic downturn and the related domestic funding uncertainty during fiscal years 2002 into 2006 and in fiscal year 2008 negatively affected our expected revenue growth. Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending. In addition, trends toward privatization of highways may impact the nature of spending on transportation safety products. Many of our costs are fixed and cannot be quickly reduced in response to decreased demand.

        We depend on principal customers.

        Although we depend on principal customers, no single customer of Quixote represents a significant portion of total revenues. In fiscal 2008, approximately 7%, 7% and 6% of our consolidated revenues resulted from sales to customers in the States of New York, Texas and California, respectively. Customers may include distributors, contractors, departments of transportation, state agencies, local governments or municipalities. A change in transportation safety spending policy could materially affect our sales in those states. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

        We have acquired complementary businesses in the past and, as a part of our strategy, may continue to acquire complementary businesses. The gross profit margins of certain acquired product lines are lower than our historical gross profit margin, which adversely affects our gross profit margin. Given competitive conditions, we may be unable to improve our gross profit margins for these products.

        We have been affected by increased prices for certain commodities, particularly steel, aluminum and resin, which are a significant component of the cost of certain of our products. Such price increases negatively impact our gross margin for certain products, if we are unable to pass along to our customers cost increases. Increasing fuel and freight costs adversely affected our performance in fiscal 2006 through 2008. We expect these trends will continue in fiscal 2009.

        Our products often are subject to government testing, inspection and approval.

        We frequently supply products and services pursuant to agreements with general contractors or government agencies. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance.

        Past and future acquisitions involve risks that could adversely affect our future financial results.

        We grow our Company by acquisitions and may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. We may incur additional costs and our management's attention may be diverted because of unforeseen expenses, complications, delays and other risks inherent in acquiring businesses, including the following:

  •
  we may have difficulty integrating the acquired businesses as planned, which may include integration of systems of internal controls over financial reporting and other financial and administrative functions;

  •
  acquisitions may divert management's attention from our existing operations;

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

        Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

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

        Historically, our principal sources of funds have been cash flows from operations and borrowings from banks. Our operating and financial performance may generate less cash and result in our failing to comply with our bank credit agreement covenants. We were either in compliance with these covenants or we received the necessary waivers from the bank through fiscal 2008. We expect to be in compliance with these covenants during fiscal 2009. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

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

        In fiscal year 2008, international sales were $24,642,000 or 24%, of our total sales and we believe international markets are an important source of growth. We plan to continue to increase our presence in these markets. In connection with an increase in international sales efforts, we need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Moreover, funding and government requirements vary by country with respect to transportation safety. In a number of countries there are no governmental requirements or funding for transportation safety and we must educate officials and demonstrate the need for and the benefits of our products. In addition, international revenues are subject to the following risks:

  •
  fluctuating currency exchange rates could reduce the demand for or profitability of foreign sales by affecting the pricing of our products;

  •
  the burden of complying with a wide variety of foreign laws and regulations, including the requirements for additional testing of our products;

  •
  dependence on foreign sales agents;

  •
  difficulty collecting foreign receivables,

  •
  political and economic instability of foreign governments; and

  •
  the imposition of protective legislation such as import or export barriers.

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

  •
  Receivables may be more difficult to collect in China;

  •
  Restrictions on currency exchange may limit our ability to receive and use our cash effectively; and

  •
  More restrictive rules on foreign investment could adversely affect our ability to expand our operation in China or repatriate any profits earned there.

        Our facilities or facilities of our customers and suppliers could be susceptible to natural disasters.

        One of our major manufacturing facilities is located in the Southeastern U.S. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage one of our major manufacturing facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

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

  •
  changes in securities analysts' estimates of our future earnings; and

  •
  loss of significant customers or significant business developments relating to us or our competitors.

        Our failure to meet analysts' expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock's market price. In the past, securities class action lawsuits have been instituted against companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that our principal plants are suitable and adequate for manufacturing and other activities performed by our continuing operations at those sites. In addition to the principal facilities listed below, we have other small facilities, including international locations, used primarily for sales activities.

Location	Available Space	Purpose	Owned or Leased
35 East Wacker Drive Chicago, Illinois	21,000 sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct transportation safety products	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Research and development facility for Protect and Direct transportation safety products	Owned
No. 16 Guanghua Road Township Zhangijawan, District Tongzhou, Beijing City, People's Republic of China	16,000 sq. ft.	Sale and manufacture of Protect and Direct transportation safety products	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale and manufacture of Inform products	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of Inform products	Owned
11612 Lilburn Park Road St. Louis, Missouri	17,000 sq. ft.	Sale and service of Inform products	Leased

        In addition to the above facilities used in our continuing operations, at June 30, 2008 our discontinued business leased facilities in Palmetto, Florida; Bedford, Pennsylvania; and Anaheim, California.

Item 3.    Legal Proceedings

        In January, 2008 we were served in a lawsuit entitled Olga Mata, Individually as Representative of the Estate of Elpido Mata et al. vs. Energy Absorption Systems, Inc., Quixote Transportation Safety, Inc., William Brothers Construction, Keller Crash Cushions d/b/a Contractors Barricade Service, J.I.T. Distributing Inc. and Gustavo Reyes d/b/a Cerrito Trucking, State of Texas, District Court of Brazoria County, No. 44361. This case involves a tractor-trailer collision with a crash cushion. The plaintiffs allege various theories of liability against all defendants, including negligence, misrepresentations and breach of warranty. We have tendered the case to our insurance carrier and have answered the complaint. Discovery is proceeding.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Market, under the symbol QUIX. Set forth are the daily high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2008:
High	$20.36	$20.25	$19.33	$12.70
Low	17.26	17.00	7.00	7.88
FISCAL 2007:
High	$18.43	$21.96	$21.46	$21.09
Low	15.40	15.92	18.35	17.92

        As of September 5, 2008, there were 927 shareholders of record.

Dividend Policy

        During 2008, we declared two semi-annual cash dividends of twenty cents per share. During 2007, we declared two semi-annual cash dividends of nineteen cents per share.

Issuer Purchases of Equity Securities

        During fiscal 2008, our Board of Directors authorized an increase in the Company's stock repurchase plan to up to 500,000 shares of the Company's common stock, which includes approximately 185,000 shares remaining under the previous authorization which was approved on October 2, 2001. The shares may be purchased in open market and privately negotiated transactions at prices not to exceed the market price. During fiscal 2008, we purchased 4,550 shares at an average price of $8.53. During fiscal 2006, we purchased 150,603 shares from the sellers of Peek Traffic for $20.62 per share, as further discussed in Note 15 to the consolidated financial statements. No shares were repurchased in fiscal 2007. Repurchases in the fourth quarter of fiscal year 2008 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs
April 1, 2008—April 30, 2008	4,350	$8.55	4,350	495,450
May 1, 2008—May 31, 2008
June 1, 2008—June 30, 2008

	4,350		4,350	495,450

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Non-Financial Index and the Russell 2000 Index for the five fiscal years ended June 30, 2008. The graph and table assume that $100 was invested on the last day of trading for the fiscal year ended June 30, 2003 in each of our common stock, the NASDAQ Non-Financial Index and the Russell 2000 Index, and that all dividends were reinvested.

	6/03	6/04	6/05	6/06	6/07	6/08
Quixote Corporation	100.00	80.15	79.83	74.71	79.12	35.84
Russell 2000	100.00	133.37	145.96	167.24	194.73	163.19
NASDAQ Non-Financial	100.00	127.91	124.07	128.84	154.44	133.79

Source: Research Data Group, Inc.

Item 6.    Selected Financial Data

	For the years ended June 30,
Dollar amounts in thousands, except share data	2008	2007	2006	2005	2004
Operating Results:
Net sales	$101,806	$107,774	$104,940	$94,738	$94,470
Gross profit	36,839	43,519	41,200	38,414	38,942
Selling and administrative expenses	24,845	28,346	27,044	28,452	26,571
Research and development expenses	3,650	3,453	3,570	3,198	2,421
Gain on sale of assets		518	846	1,126
Asset impairment charge					9,865
Operating profit	8,344	12,238	11,432	7,890	85
Other expense	(4,000)	(4,459)	(4,646)	(3,264)	(2,326)
Earnings (loss) from continuing operations	3,119	4,815	4,525	2,744	(307)
Loss from discontinued operations, net of income taxes	(2,648)	(8,394)	(14,627)	(3,394)	(16,720)
Net earnings (loss)	471	(3,579)	(10,102)	(650)	(17,027)
Cash dividends per common share	$0.40	$0.38	$0.37	$0.36	$0.34
Per Share Data:
Basic EPS:
Earnings (loss) from continuing operations	$0.34	$0.54	$0.51	$0.31	$(0.04)
Loss from discontinued operations, net of income taxes	(0.29)	(0.94)	(1.65)	(0.38)	(1.95)
Net earnings (loss)	$0.05	$(0.40)	$(1.14)	$(0.07)	$(1.99)
Weighted average common shares outstanding	9,092,139	8,945,855	8,850,884	8,800,421	8,567,741
Diluted EPS:
Earnings (loss) from continuing operations	$0.34	$0.54	$0.51	$0.31	$(0.04)
Loss from discontinued operations, net of income taxes	(0.29)	(0.94)	(1.65)	(0.38)	(1.95)
Net earnings (loss)	$0.05	$(0.40)	$(1.14)	$(0.07)	$(1.99)
Weighted average common and common equivalent shares outstanding	9,121,103	8,945,855	8,850,884	8,800,421	8,567,741
Financial Position:
Total assets	$121,543	$119,374	$125,203	$136,790	$139,882
Working capital	30,224	38,128	43,781	42,933	39,973
Property, plant and equipment, net	16,711	16,223	17,830	18,680	22,612
Long-term debt, net of current portion	40,000	47,000	51,122	49,587	47,014
Shareholders' equity	43,837	45,208	48,946	61,846	63,907
Book value per common share	4.79	5.00	5.50	6.96	7.30

Note: The results of the Intersection Control segment are reflected as discontinued operations for all periods presented. The assets and liabilities of the segment are classified as assets and liabilities held for sale within our consolidated balance sheets as of June 30, 2008 and for all prior periods presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists, pedestrians and road workers in both domestic and international markets. Our continuing operations are comprised of two reportable segments within the highway and transportation safety industry. Our two reportable segments are: the manufacture and sale of highway and transportation safety products which Protect and Direct and the manufacture and sale of highway products and services which Inform motorists and highway personnel. The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and computerized highway advisory radio transmitting systems.

        Our products are sold worldwide primarily through a distribution network and supplemented by a direct sales force to customers in the highway construction and safety business, state and municipal departments of transportation, and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A portion of our domestic sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects our business with generally a higher level of sales in our fourth fiscal quarter.

DISCONTINUED OPERATIONS

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment and toll road monitoring systems. Accordingly, we reflect the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented. The sale of this business allowed us to strengthen our balance sheet and improve our financial flexibility as we focus on international markets for our Protect and Direct and Inform segments.

RESULTS OF CONTINUING OPERATIONS

Summary

        Sales decreased 6% to $101,806,000 for fiscal 2008 compared to $107,774,000 for fiscal 2007 due to decreased sales for the Protect and Direct and Inform segments. Overall, domestic sales decreased 12% to $77,164,000 for fiscal 2008 from $87,342,000 for fiscal 2007 due to decreases in both our Protect and Direct and our Inform segments. Domestic sales for the Protect and Direct segment decreased 11% and sales for the Inform segment decreased 14% for fiscal 2008 compared to fiscal 2007. During fiscal 2008, we began to see a general economic slowdown in the United States causing many states and municipalities to face budgetary constraints and deficits. In addition, basic material costs including steel, asphalt and other materials for building and maintaining roads and bridges increased significantly. Facing these issues, many states postponed or cancelled many transportation projects which adversely impacted the domestic demand for our products.

        Given the softness in the domestic economy, we focused our efforts on international sales opportunities during fiscal 2008. International sales increased 21% to $24,642,000 for fiscal 2008 compared to $20,432,000 for fiscal 2007. International sales for the Protect and Direct segment increased 22% and increased 11% for the Inform segment for fiscal 2008 compared to fiscal 2007. The increases in international sales were driven by growth in both the Asia-Pacific and European regions.

        The overall lower sales volumes in fiscal 2008, unfavorable product sales mix and increased raw materials costs resulted in lower gross profit margin for both segments in fiscal 2008. As a result, operating profit also decreased in fiscal 2008, offset somewhat by decreased selling and administrative expenses. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the financial results of our continuing operations:

	For the Years Ended June 30
(Dollar amounts in thousands, except per share data)	2008	2007	2006
Revenues by Segment:
Protect and Direct	$80,523	$83,593	$80,806
Inform	21,283	24,181	24,134

	$101,806	$107,774	$104,940

Geographic Revenues:
Domestic	$77,164	$87,342	$88,026
International	24,642	20,432	16,914

	$101,806	$107,774	$104,940

Operating Income (Loss) by Segment:
Protect and Direct	$14,165	$16,965 (1)	$15,539
Inform	1,441	3,445 (2)	3,403 (3)
Unallocated Corporate	(7,262)	(8,172)	(7,510)

	$8,344	$12,238	$11,432

Gross profit percentage	36.2%	40.4%	39.3%
Selling and administrative expenses as a percentage of sales	24.4%	26.3%	25.8%

Diluted earnings per share	$0.34	$0.54	$0.51

(1)
Includes a $236 gain on sale of assets.

(2)
Includes a $282 gain on sale of assets.

(3)
Includes a $846 gain on sale of assets.

Revenues

        Our net sales for fiscal 2008 decreased 6% to $101,806,000 from $107,774,000 for 2007 due to lower sales in both segments as described below. Our net sales for fiscal 2007 increased 3% to $107,774,000 from $104,940,000 for 2006 due to sales increases across both operating segments.

        Geographic—International sales for fiscal 2008 increased by $4,210,000, or 21%, to $24,642,000 compared to $20,432,000 for fiscal 2007, primarily due to increases in the Protect and Direct segment, where international sales increased 22% to $22,236,000 for fiscal 2008 from $18,273,000 for fiscal 2007.

The increase in international sales in the Protect and Direct segment was primarily due to increased sales of Triton® water-filled barriers and crash cushions in the Asia-Pacific region, including China, and to increased sales in Europe. International sales for the Inform segment increased 11% to $2,406,000 primarily due to increased sales of sensing products in Europe and Latin America. Domestic sales for fiscal 2008 decreased 12% to $77,164,000 from $87,342,000 due to an 11% decrease in the Protect and Direct segment and a 14% decrease in the Inform segment.

        International sales for fiscal 2007 increased by $3,518,000, or 21%, to $20,432,000 compared to $16,914,000 for fiscal 2006, primarily due to increases in the Protect and Direct segment, where international sales increased $3,169,000, or 21%, to $18,273,000. The increase in international sales in the Protect and Direct segment was primarily due to increased sales of Triton® water-filled barriers and crash cushions in the Asia-Pacific region. International sales for the Inform segment increased 19% to $2,159,000 primarily due to increased sales of sensing products in Canada. Domestic sales for fiscal 2007 decreased 1% to $87,342,000 from $88,026,000 with decreases in both of our segments.

        Protect and Direct—Net sales for the Protect and Direct segment for fiscal 2008 decreased 4% to $80,523,000 from $83,593,000 for fiscal 2007 due principally to lower domestic sales of permanent crash cushions, truck-mounted attenuators (TMA's) and barrels, offset somewhat by increased sales of parts and delineators. The domestic sales decreases of certain product lines were attributable to decreased spending on highway safety projects due to funding issues related to the soft economy. In addition, fiscal 2007 included a $3 million order from the state of Illinois for TMA's which was not repeated in fiscal 2008. The segment had strong sales internationally in fiscal 2008 as those markets are increasingly recognizing the importance of our safety devices. The Quest crash cushion product line reached targeted record sales aided by $1.2 million in sales in China. Sales of Triton® water-filled barriers to international markets were also at record levels in fiscal 2008.

        Net sales for the Protect and Direct segment for fiscal 2007 increased 3% to $83,593,000 from $80,806,000 for fiscal 2006 due principally to strong sales internationally. Domestically sales were flat with increased sales of TMA's offset somewhat by decreased sales of permanent crash cushions. The sales increases of certain product lines were attributable to increased spending on workzone and other highway safety projects since the enactment of the federal highway bill. In addition, we saw increased spending on new products such as the SST Safestop® trailer TMA.

        Inform—Net sales for the Inform segment for fiscal 2008 decreased 12% to $21,283,000 from $24,181,000 for fiscal 2007, due to lower domestic sales of highway advisory radios, offset somewhat by increased sales of sensing products. Sales of highway advisory radios were at record levels in fiscal 2007 and included several large contracts.

        Net sales for the Inform segment for fiscal 2007 increased slightly to $24,181,000 from $24,134,000 for fiscal 2006. Excluding $1,831,000 in sales related to the weather forecasting product line which was sold at the end of fiscal 2006, sales for the Inform segment increased 8% due to record sales of highway advisory radio products and increased sales of traffic sensing products.

Gross Profit Margin

        Our gross profit margin for fiscal 2008 was 36.2% compared to 40.4% for fiscal 2007. The gross margin in the Protect and Direct segment decreased due to volume-related inefficiencies related to the fixed nature of certain expenses, increased raw material costs, higher freight costs and unfavorable product sales mix as sales of higher-margin permanent crash cushions decreased and sales of lower-margin products such as the Triton barriers and delineators increased. The gross margin for the Inform segment decreased due to volume-related inefficiencies and unfavorable product sales mix as sales of higher-margin highway advisory radio products decreased and sales of lower-margin weather sensing products increased.

        Our gross profit margin for fiscal 2007 was 40.4% compared to 39.3% for fiscal 2006. The gross margin in the Protect and Direct segment improved due to volume-related efficiencies offset somewhat by increased raw material costs, higher freight costs and unfavorable product sales mix. The gross margin for the Inform segment decreased due to unfavorable product sales mix.

Selling and Administrative Expenses

        Selling and administrative expenses for fiscal 2008 decreased $3,501,000, or 12%, to $24,845,000 from $28,346,000 for fiscal 2007. This was primarily due to decreased selling costs related to our lower sales volume along with decreased bad debt expense in both segments. Selling and administrative expenses in the Protect and Direct segment increased $924,000 relating to our new facility in Beijing, China, opened near the end of fiscal 2007. Selling and administrative expenses decreased as a percentage of sales to 24.4% for fiscal 2008 compared to 26.3% for 2007.

        Selling and administrative expenses for fiscal 2007 increased $1,302,000, or 5%, to $28,346,000 from $27,044,000 for fiscal 2006. Selling and administrative expenses in the Protect and Direct segment increased due to variable expenses related to the increased level of sales and to expenses incurred in establishing our new facility in Beijing, China. Selling and administrative costs for the Inform segment decreased primarily due to lower personnel-related expenses. Selling and administrative expenses increased as a percentage of sales to 26.3% for fiscal 2007 compared to 25.8% for 2006.

Research and Development

        Research and development expenditures increased 6% to $3,650,000 for fiscal 2008 from $3,453,000 for fiscal 2007, due to increases in both segments for new product extensions.

        Research and development expenditures decreased 3% to $3,453,000 for fiscal 2007 from $3,570,000 for fiscal 2006 due to decreases in both segments.

Gain on Sale of Assets

        As further discussed in Note 3 to the consolidated financial statements, we recorded a gain on the sale of assets of $518,000 in fiscal 2007. This gain included a gain of $236,000 on the sale of a former manufacturing facility of the Protect and Direct segment and a gain of $282,000 resulting from final contingent proceeds relating to the sale of the weather forecasting product line in the Inform segment.

        We recorded a gain of $846,000 in fiscal 2006 in the Inform segment related to the sale of the assets of the weather forecasting product line.

Operating Profit

        Operating profit decreased to $8,344,000 for fiscal 2008 from operating profit of $12,238,000 for fiscal 2007. The decreased operating profit was primarily due to the lower sales levels, offset somewhat by lower selling and administrative costs in fiscal 2008 as discussed above. The fiscal 2007 operating profit included gains on sales of assets of $518,000. Operating profit for the Protect and Direct segment decreased $2,800,000 to $14,165,000 from $16,965,000 for fiscal 2007, which included a gain on sale of assets of $236,000, primarily due to lower gross margins, offset somewhat by lower selling and administrative expenses as discussed above. Operating profit for the Inform segment decreased $2,004,000 to $1,441,000 for fiscal 2008 due to lower gross margins, offset somewhat by lower selling and administrative costs as discussed above. The fiscal 2007 operating profit included a $282,000 gain on sale of assets.

        Operating profit increased to $12,238,000 for fiscal 2007 from operating profit of $11,432,000 for fiscal 2006. The increased operating profit was primarily due to improved gross profit margin, offset somewhat by higher selling and administrative costs in fiscal 2007 as discussed above. The fiscal 2007 operating profit included gains on sales of assets of $518,000. The fiscal 2006 operating profit included a gain on the sale of assets of $846,000. Operating profit for the Protect and Direct segment increased $1,426,000 to $16,965,000 for fiscal 2007, which included a gain on sale of assets of $236,000, from $15,539,000 for fiscal 2006 primarily due to improved gross margins as discussed above. Operating profit for the Inform segment increased $42,000 to $3,445,000 for fiscal 2007, including a $282,000 gain on sale of assets, from $3,403,000 for fiscal 2006, which included an $846,000 gain on sale of assets, primarily due to the reduction in selling and administrative costs as discussed above.

Net Interest Expense

        Net interest expense for fiscal 2008 decreased to $4,000,000 from $4,459,000 in fiscal 2007. The decrease was due primarily to lower interest rates on our revolving bank debt and due to interest income received on an income tax refund in fiscal 2008. The interest rate on our bank credit facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.0% as of June 30, 2008 compared to our weighted average rate of 6.9% as of June 30, 2007. The interest rate on the Company's convertible debt issued during fiscal 2005 is 7%. The Company expects the average interest rate during fiscal 2009 on all debt to be approximately 7%.

        Net interest expense for fiscal 2007 decreased slightly to $4,459,000 from $4,646,000 in fiscal 2006. The decrease was due primarily to our lower level of average long-term debt outstanding during fiscal 2007 and partially due to lower interest rates on our revolving bank debt.

Income Taxes

        The income tax provision for fiscal 2008 was $1,225,000, reflecting a 28% effective tax rate due to the utilization of R&D credits. We expect to provide for income taxes at a rate of 38% for fiscal 2009. However, this rate may be negatively impacted based on management's ongoing evaluation as to whether it is more likely than not that some or all of the deferred tax assets recorded are realizable.

        The income tax provision for fiscal 2007 was $2,964,000, reflecting a 38% effective tax rate.

Earnings from continuing operations

        Earnings from continuing operations for fiscal 2008 were $3,119,000, or $0.34 per diluted share, compared to earnings of $4,815,000, or $0.54 per diluted share, for 2007.

        Earnings from continuing operations for fiscal 2007 were $4,815,000, or $0.54 per diluted share, compared to earnings of $4,525,000, or $0.51 per diluted share, for 2006.

Loss from discontinued operations, net of income taxes

        The loss from discontinued operations, net of income taxes for fiscal 2008 was $2,648,000, or $0.29 per diluted share, compared to a loss of $8,394,000, or $0.94 per diluted share, for 2007. Included in the loss for fiscal 2008 was a $1,326,000 loss from the write-down of assets held for sale, net of income taxes. Included in the net loss for fiscal 2007 was a gain on sales of assets, restructuring costs and related inventory write-offs totaling $6,566,000, net of income taxes.

        The loss from discontinued operations, net of income taxes for fiscal 2007 was $8,394,000, compared to a loss of $14,627,000 for fiscal 2006. Included in the net loss for fiscal 2007 was a gain on sales of assets, restructuring costs and related inventory write-offs totaling $6,566,000, net of income taxes. Included in the net loss for fiscal 2006 were asset impairment charges, restructuring costs and legal settlement gains totaling $10,620,000, net of income taxes.

Net Earnings

        Net earnings for fiscal 2008 were $471,000, or $0.05 per diluted share, compared to a net loss of $3,579,000, or $0.40 per diluted share, for 2007.

        The net loss for fiscal 2007 was $3,579,000, or $0.40 per diluted share, compared to a net loss of $10,102,000, or $1.14 per diluted share, for 2006.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $408,000 as of June 30, 2008. We believe that our bank credit facility is an important source of liquidity. The amended credit agreement provides for a $40 million secured revolving credit facility. The credit agreement includes both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, including a fixed charge coverage ratio, a maximum senior leverage ratio and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We were either in compliance with these covenants or we received the necessary waivers from the bank through fiscal 2008. Subsequent to June 30, 2008, we used the proceeds from the sale of the Intersection Control business to pay down substantially all of our bank debt and accordingly we reclassified the amount outstanding against the revolving credit facility as current as of June 30, 2008. The agreement currently expires in February 2010, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank. Our outstanding borrowings were $57,600,000, or 56.8% of total capitalization, as of June 30, 2008, of which $17,600,000 was outstanding on our bank credit facility. This compares to $52,122,000, or 53.6% of total capitalization, as of June 30, 2007, of which $7,000,000 was outstanding on our bank credit facility. Included in long-term debt as of June 30, 2008 and June 30, 2007 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025. Included in the current portion of long-term debt as of June 30, 2007 was a $5 million five-year subordinated promissory note, which was paid on its due date in April 2008. The amount of standby letters of credit outstanding was $1,012,000 as of June 30, 2008 and $1,294,000 as of June 30, 2007.

        During February 2005, we sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. The net proceeds were used to pay off our bank term loan and reduce the amount outstanding on our revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of our stock on the close of the transaction. If fully converted, the notes would convert into approximately 1,544,000 shares of our common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share. The notes are fully redeemable by the Company at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest. The investors may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020.

Cash Flows

        Cash flows provided by continuing operations were $8,949,000 during fiscal 2008. This compares with $7,176,000 in fiscal 2007 and $7,421,000 in fiscal 2006. In each of the past three years, cash flow from operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization and share-based compensation expense. The increase in cash generated from operating activities in fiscal 2008 is primarily due to changes in income taxes payable.

        Cash flows used in discontinued operations were $6,546,000 during fiscal 2008. This compares with $5,683,000 used in fiscal 2007 and $2,333,000 used in fiscal 2006. In each of the past three years, cash used in discontinued operations was primarily due to losses before non-cash expenses such as depreciation, amortization, non-cash inventory disposals and asset impairment charges.

        Investing activities of continuing operations used cash of $3,453,000 during fiscal 2008, compared to $967,000 in fiscal 2007 and $1,099,000 in fiscal 2006. We made expenditures during fiscal 2008 of $3,453,000 for capital and patent expenditures. Expenditures during fiscal 2007 were $2,672,000 for capital and patent expenditures, which were offset somewhat by proceeds received from the sale of assets.

        Investing activities of discontinued operations used cash of $1,437,000 for capital expenditures during fiscal 2008. In fiscal 2007, discontinued operations generated $484,000 in cash as capital expenditures of $310,000 were more than offset by cash received from the sale of the automated traffic enforcement product line. In fiscal 2006, discontinued operations generated $791,000 in cash as the $1,500,000 in cash proceeds from the sale of the portable variable message sign, tunnel lighting and illuminated street sign product lines more than offset capital expenditures of $709,000.

        Financing activities generated cash of $2,047,000 during fiscal 2008, compared to cash used of $1,615,000 during fiscal 2007 and cash used of $3,483,000 in fiscal 2006. During fiscal 2008, we borrowed a net $10,600,000 on our outstanding revolving credit facility and paid $5,122,000 on other notes payable. The payment of our semi-annual cash dividend used cash of $3,533,000. During fiscal 2007, we borrowed a net $1,000,000 on our outstanding revolving credit facility and paid $465,000 on other notes payable. We received cash of $970,000 from the exercise of common stock options in fiscal 2007. The payment of our semi-annual cash dividend used cash of $3,381,000.

        For 2009, we anticipate spending approximately $3,000,000 in cash for capital expenditures. We may require additional investments in working capital to maintain growth. We may also need additional funds to repurchase our common stock from time to time or if we acquire product lines or businesses that complement our existing operations. These expenditures will be financed either through our cash on-hand, cash generated from our operations or from borrowings available under our bank credit facility. We currently expect cash generated from operations to be higher in fiscal year 2009 compared to fiscal 2008. However, there can be no assurance that this will occur, or to what extent this will occur. We believe that our existing cash, cash generated from operations and funds available under our existing credit facility are sufficient for all planned operating and capital requirements in the near term. If needed and available on favorable terms, we may also enter into other debt or equity financing arrangements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2008:

(Dollar amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$57,600	$17,600	$40,000
Estimated interest payments(2)	5,400	3,400	2,000
Operating leases, net	3,524	1,461	2,047	16
Minimum royalty payments	1,410	510	600	300
Uncertain tax benefits	227	109	118
Retirement award program(3)	175	175
Purchase obligations(4)	1,908	1,908

Total	$70,244	$25,163	$44,765	$316	$—

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

(3)
Retirement award is a fixed number of Quixote Corporation shares for both of the participants for which the income tax obligation is paid in cash.

(4)
Purchase obligations include non-cancellable orders with suppliers in the normal course of business on a short-term basis.

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contracts. The total amount of bid and performance related bonds that was available and undrawn as of June 30, 2008 was $2,684,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of June 30, 2008 was $1,012,000.

FUTURE OUTLOOK

        Looking forward, the domestic marketplace will remain challenging due to the difficult domestic economic environment, uncertain federal highway funding, state and municipal budgetary constraints and higher commodity prices. The federal highway trust fund which funds spending on transportation projects relies on gasoline tax revenue. With the increased price of gasoline, the number of miles driven has decreased significantly which depleted the surplus in the federal highway trust fund. Legislation is currently in the process of being approved to transfer $8 billion from the general fund to the highway trust fund in an attempt to keep the fund solvent for the remainder of the term of the current federal funding legislation, SAFETEA-LU. However, driving patterns may impact the future solvency of the highway trust fund.

        SAFETEA-LU, currently expires September 30, 2009. Delays in the passage of a new highway bill may likely occur. SAFETEA-LU was delayed more than two years after the previous bill had expired. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. These factors may continue to negatively impact domestic spending on our products affecting our financial performance in the near term. However, both segments have introduced new products during fiscal 2008 and we believe we have positioned our business for growth once domestic infrastructure spending increases the demand for our products.

        We expect international sales to continue to be an important driver of our sales growth and we plan to continue to focus on these markets to reduce our exposure to the current domestic economic conditions in the near term. To meet increasing international sales demands and further penetrate emerging markets, we are investing in international growth opportunities. In fiscal 2008, we opened a new office in Dubai to take advantage of the developing opportunities in the Middle East, which is experiencing a construction boom. We also are expanding our distributor base in Europe. Near the end of last year, we opened a new sales and manufacturing facility in Beijing, China to capitalize on its growing infrastructure needs. We expect that sales from China will be uneven, similar to our experience in the early stages of other international markets, which may require us to fund their operations for an indefinite period.

        In summary, we believe our near-term domestic sales growth will be limited, if any. We believe we will continue to see growth in international sales similar to the growth we've seen in the past. However, it is difficult to predict when and to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will increase.

SIGNIFICANT ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets, health care liabilities and determining stock-based compensation expense. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2008 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management. In the opinion of management, we do not have any individual accounting policy or use any individual estimate that is critical to the preparation of its consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by the Company are the most important to the presentation of our financial statements:

        Discontinued Operations and Assets Held for Sale: We consider businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale. At June 30, 2008, the Intersection Control business is classified as held for sale and as a discontinued operation.

        Revenue Recognition: Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. We ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. The majority of our sales are for standard products and services with customer acceptance occurring upon shipment of the product or performance of the service. We also enter into agreements that contain multiple elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, we recognize revenue for a delivered element when it has stand-alone value to the customer, the fair values of undelivered elements are known, customer acceptance of the delivered element has occurred and there are only customary refund or return rights related to the delivered element. In addition, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Provision for estimated uncollectible amounts and credits is made base upon management's analysis of bad debts, credit and returns.

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

        Long-Lived Assets: Long-lived assets include such items as goodwill, patents, product rights, other intangible assets and property, plant and equipment. For purposes of evaluating the recoverability of long-lived assets, we assess the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. In performing our impairment assessments, we first assess our indefinite-lived intangibles; second, assess our amortized long-lived assets (including amortized intangible assets and property, plant and equipment); and third, assess our goodwill. Additionally, we reassess the remaining useful lives of our amortized long-lived assets.

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

        Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit's fair value to determine the implied fair value of the reporting unit's goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written down to its implied fair value. Fair values are determined using discounted cash flow methodologies.

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

        Restructuring Charges: We account for restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, costs associated with the exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

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

        On July 1, 2007 we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" as required under U.S. generally accepted accounting principles. We recognize a tax position in the financial statements only if it has been determined that the position is more likely than not to be sustained upon examination. The tax benefit for each position that meets this threshold is then measured as the largest amount that is at least 50% likely of being realized when ultimately settled. Consistent with prior practice, we will continue to record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions are now recorded as part of the income tax expense during the period incurred. The tax liability under FIN 48 is recorded in accrued expenses.

        Stock-based Compensation: We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment" as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2008 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Our stock option plans are more fully described in Note 7 to the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS No. 157), "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS No. 157 is effective for our fiscal year beginning July 1, 2008. FSP 157-2 delays the effective date for certain items to July 1, 2009. We do not expect the adoption of FAS No. 157 to have a material effect on our results of operations or financial position.

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

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS No. 159 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133". FAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets" and the period cash flows used to measure the fair value of the asset under FAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for FAS 142's entity-specific factors. The effective date for FAS 142-3 is the beginning of fiscal 2010. We are currently evaluating the impact, if any, that the adoption of this statement will have on our results of operations and financial position.

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not currently expect the adoption of FAS No. 162 to have a material effect on our consolidated results of operations or financial position.

        In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The effective date for FSP APB 14-1 is the beginning of fiscal 2010. We are currently evaluating the impact, if any, that the adoption of FSP APB 14-1 will have on our results of operations and financial position.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes either two or more classes of common stock or commons stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The effective date for FSP EITF 03-6-1 is the beginning of fiscal 2010. We are currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on our results of operations and financial position.

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

        Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; competitive and pricing pressures; the ability to generate sufficient future cash flows to be in compliance with financing agreements; the introduction and acceptance of our products and services; an unfavorable change in product sales mix; seasonality along with the extent and timing of the award of large contracts; the cyclical nature of our governmental markets; increasing raw material costs; excess manufacturing capacity; weather conditions and natural disasters; the successful completion, integration and rationalization of acquisitions; acts of war and terrorist activities; the possible impairment of goodwill and other intangible assets; and general economic conditions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from fluctuations in interest rates on our revolving credit facility and to a very limited extent, currency exchange rates. Since the third quarter of fiscal 2005, our exposure to interest rate fluctuations has been significantly reduced by our issuing convertible debt and using the proceeds to pay down the debt issued pursuant to the revolving credit agreement. Due to the lower exposure to rate fluctuations, the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk are no longer utilized. As described in Note 6 to the consolidated financial statements, the amount of long-term debt outstanding as of June 30, 2008 and 2007 was $57,600,000 and $47,000,000, respectively, of which $40,000,000 was convertible debt. A hypothetical 1% increase in interest rates on our revolving credit facility would have adversely affected our 2008 and 2007 net earnings by approximately $92,000 and $61,000, respectively, and our cash flows by approximately $149,000 and $99,000, respectively.

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no significant transaction gains or losses during 2008, 2007 or 2006 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. Although we continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes, we did not hold such derivatives during 2008 or 2007. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

        We have audited the accompanying consolidated balance sheets of Quixote Corporation (a Delaware corporation) and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II—Valuation and Qualifying Accounts as of June 30, 2008, 2007 and 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quixote Corporation as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 9 to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 as of July 1, 2007.

        We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quixote Corporation's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/S/ GRANT THORNTON LLP
Chicago, Illinois
September 15, 2008

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
Dollar amounts in thousands, except share data	2008	2007	2006
Net sales	$101,806	$107,774	$104,940
Cost of sales	64,967	64,255	63,740

Gross profit	36,839	43,519	41,200

Operating (income) expenses:
Selling and administrative	24,845	28,346	27,044
Research and development	3,650	3,453	3,570
Gain on sale of assets		(518)	(846)

	28,495	31,281	29,768

Operating profit	8,344	12,238	11,432
Other income (expense):
Interest income	338	19	62
Interest expense	(4,338)	(4,478)	(4,708)

	(4,000)	(4,459)	(4,646)

Earnings from continuing operations before income taxes	4,344	7,779	6,786
Income tax provision	1,225	2,964	2,261

Earnings from continuing operations	3,119	4,815	4,525
Discontinued operations:
Loss from operations, net of income taxes	(1,322)	(8,394)	(14,627)
Loss from write-down of assets held for sale, net of income taxes	(1,326)

Loss from discontinued operations, net of income taxes	(2,648)	(8,394)	(14,627)

Net earnings (loss)	$471	$(3,579)	$(10,102)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.34	$0.54	$0.51

Loss from discontinued operations	$(0.29)	$(0.94)	$(1.65)

Net earnings (loss)	$0.05	$(0.40)	$(1.14)

Weighted average common shares outstanding	9,092,139	8,945,855	8,850,884

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.34	$0.54	$0.51

Loss from discontinued operations	$(0.29)	$(0.94)	$(1.65)

Net earnings (loss)	$0.05	$(0.40)	$(1.14)

Weighted average common and common equivalent shares outstanding	9,121,103	8,945,855	8,850,884

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
Dollar amounts in thousands, except share data	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$408	$848
Accounts receivable, net of allowance for doubtful accounts of $418 in 2008 and $957 in 2007	23,801	25,896
Refundable income taxes		2,508
Inventories, net	19,389	17,926
Deferred income taxes	2,608	2,798
Other current assets	504	650
Current assets of business held for sale	20,161	13,623

Total current assets	66,871	64,249

Property, plant and equipment at cost:
Land	988	988
Buildings and improvements	14,835	13,989
Machinery and equipment	14,730	13,726
Furniture and fixtures	1,928	1,665
Computer equipment and software	8,780	8,212
Leasehold improvements	1,710	1,638
Construction in progress	902	384

	43,873	40,602
Less: accumulated depreciation	(27,162)	(24,379)

	16,711	16,223

Goodwill	17,385	17,385
Intangible assets, net	2,206	2,441
Deferred income taxes	13,371	12,815
Other assets	890	1,460
Assets of business held for sale	4,109	4,801

	$121,543	$119,374

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,600	$5,122
Accounts payable	5,950	7,164
Dividends payable	1,829	1,715
Accrued expenses:
Accrued payroll and commissions	1,289	2,819
Accrued insurance	1,347	1,150
Accrued interest	1,065	1,142
Other accrued expenses	2,047	2,403
Current liabilities of business held for sale	5,520	4,606

Total current liabilities	36,647	26,121

Long-term debt, net of current portion	40,000	47,000
Other long-term liabilities	1,059	1,045
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 30,000,000 shares; issued 11,051,815 shares—2008 and issued 10,997,129 shares—2007	184	183
Capital in excess of par value of stock	66,498	65,230
(Accumulated deficit) retained earnings	(49)	3,238
Accumulated comprehensive income		109
Treasury stock, at cost, 1,893,552 shares—2008 and 1,958,119 shares—2007	(22,796)	(23,552)

Total shareholders' equity	43,837	45,208

	$121,543	$119,374

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value of Stock		Retained Earnings (Accum Deficit)	Treasury Stock
				Accumulated Comprehensive Income(Loss)				Comprehensive Income (Loss)
Dollar amounts in thousands, except share data	Shares	Dollars				Shares	Dollars
BALANCES, JULY 1, 2005	10,799,784	$180	$59,382	$345	$23,605	1,915,353	$(21,666)
Exercise of options, net of tax	94,100	2	1,234
Net loss—2006					(10,102)			$(10,102)
Other comprehensive income				(118)				(118)
Declaration of semi-annual cash dividends ($0.18 and $0.19 per share)					(3,277)
Issuance of shares for 401K plan			575			(57,320)	648
FAS 123R stock compensation expense			1,027
Shares for settlement of legal issue						150,603	(3,105)
Issuance of shares pursuant to the stock retirement plan	10,794		216

BALANCES, JUNE 30, 2006	10,904,678	$182	$62,434	$227	$10,226	2,008,636	$(24,123)	$(10,220)

Exercise of options, net of tax	81,657	1	1,231
Net loss—2007					(3,579)			$(3,579)
Other comprehensive income				(118)				(118)
Declaration of semi-annual cash dividends ($0.19 per share)					(3,409)
Issuance of shares for 401K plan			392			(50,517)	571
FAS 123R stock compensation expense			970
Issuance of shares pursuant to the stock retirement plan	10,794		203

BALANCES, JUNE 30, 2007	10,997,129	$183	$65,230	$109	$3,238	1,958,119	$(23,552)	$(3,697)

Exercise of options, net of tax	14,790		141
Net earnings—2008					471			$471
Adoption of FIN 48					(110)
Other comprehensive income				(109)				(109)
Declaration of semi-annual cash dividends ($0.20 per share)					(3,648)
Issuance of shares for 401K plan			251			(69,117)	795
Issuance of restricted stock	29,100	1
Repurchase of shares						4,550	(39)
FAS 123R stock compensation expense			773
Issuance of shares pursuant to the stock retirement plan	10,796		103

BALANCES, JUNE 30, 2008	11,051,815	$184	$66,498	$—	$(49)	1,893,552	$(22,796)	$362

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
Dollar amounts in thousands	2008	2007	2006
OPERATING ACTIVITIES:
Net earnings (loss)	$471	$(3,579)	$(10,102)
Loss from discontinued operations, net of tax	1,322	8,394	14,627
Loss from write-down of assets held for sale, net of tax	1,326

Income from continuing operations, net of tax	3,119	4,815	4,525
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY CONTINUING OPERATIONS:
Depreciation	2,883	2,870	3,017
Amortization	778	829	860
Gain on sale of assets		(518)	(846)
Deferred income taxes	271	4,369	(1,334)
Provisions for losses on accounts receivable	(539)	508	181
Issuance of stock retirement plan shares	103	203	216
Issuance of stock to 401K plan	1,046	963	1,223
Share-based stock compensation expense	773	970	1,027
Changes in operating assets and liabilities:
Accounts receivable	2,634	(681)	(3,646)
Inventories	(1,463)	(3,413)	(1,738)
Other assets	146	(462)	3
Accounts payable and accrued expenses	(3,229)	(965)	3,077
Income taxes payable/refundable	2,413	(2,270)	822
Other	14	(42)	34

Net cash provided by operating activities—continuing operations	8,949	7,176	7,421
Net cash used in operating activities—discontinued operations	(6,546)	(5,683)	(2,333)

Net cash provided by operating activities	2,403	1,493	5,088

INVESTING ACTIVITIES:
Capital expenditures	(3,371)	(2,143)	(2,339)
Patent expenditures	(82)	(529)	(326)
Proceeds from sale of assets		1,705	1,566

Net cash used in investing activities—continuing operations	(3,453)	(967)	(1,099)
Net cash provided by (used in) investing activities—discontinued operations	(1,437)	484	791

Net cash used in investing activities	(4,890)	(483)	(308)

FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	36,000	25,650	39,350
Payments on revolving credit agreement	(25,400)	(24,650)	(37,350)
Payments on notes payable	(5,122)	(465)	(427)
Payment of semi-annual cash dividends	(3,533)	(3,381)	(3,185)
Proceeds from exercise of common stock options	83	970	1,031
Income tax benefit from employee stock options	58	261	203
Repurchase of common stock for treasury	(39)		(3,105)

Net cash provided by (used in) financing activities	2,047	(1,615)	(3,483)

Net change in cash and cash equivalents	(440)	(605)	1,297
Cash and cash equivalents at beginning of year	848	1,453	156

Cash and cash equivalents at end of year	$408	$848	$1,453

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Quixote Corporation and its subsidiaries (the Company, we, our or us) develop, manufacture and market, to both domestic and international markets, energy-absorbing highway crash cushions, flexible post delineators, electronic wireless measuring and sensing devices, computerized highway advisory radio transmitting systems and other highway and transportation safety products to protect, direct and inform motorists and highway workers.

2. ACCOUNTING POLICIES

        CONSOLIDATION

        The consolidated financial statements include the accounts of Quixote Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        We consider businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.

        At June 30, 2008, the Intersection Control business is classified as held for sale and as a discontinued operation.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACCOUNTING POLICIES (Continued)

        PROPERTY, PLANT AND EQUIPMENT

        We capitalize expenditures for major renewals and improvements and charge current earnings with the cost of maintenance and repairs. Provisions for depreciation have been computed on a straight-line or other systematic methods based on the expected useful lives of the assets as indicated below:

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

        COMPUTER SOFTWARE

        We capitalize certain costs incurred in connection with developing computer software which will be used in our products once we achieve technological feasibility. During 2008 and 2007, approximately $679,000 and $406,000, respectively, of computer software was capitalized, relating to software embedded in new products being developed by the Inform segment.

        LONG-LIVED ASSETS

        Long-lived assets include such items as goodwill, patents, product rights, other intangible assets and property, plant and equipment. For purposes of evaluating the recoverability of long-lived assets, we assess the possibility of obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of these assets. In performing our impairment assessments, we first assess our indefinite-lived intangibles; second, assess our amortized long-lived assets (including amortized intangible assets and property, plant and equipment); and third, assess our goodwill. Additionally, we reassess the remaining useful lives of our amortized long-lived assets.

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

        Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written-down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACCOUNTING POLICIES (Continued)

allocation based on the reporting unit's fair value to determine the implied fair value of the reporting unit's goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written-down to its implied fair value. Fair values are determined using discounted cash flow methodologies.

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

        DERIVATIVES

        Until the issuance of fixed rate convertible debt in the third quarter of fiscal 2005, we managed our exposure to interest rate fluctuations through the use of derivative instruments in the form of non-trading interest rate swaps. The objective of the swap was to fix the interest rate on certain variable rate debt to stabilize interest rates and to more effectively balance our long-term borrowing costs and interest rate risk. During July 2003, we entered into a five-year interest rate swap agreement (the Agreement) to set a fixed interest rate relating to $20 million of its outstanding debt at variable interest rates. The terms of the Agreement matched the terms of the underlying debt. In addition, the Agreement was designated as, and was effective as, a cash-flow hedge of an outstanding debt obligation. Changes in fair value of the Agreement were reported as other comprehensive income and were recognized into earnings when the hedge transaction affected earnings. Our derivative instrument was liquidated during February 2005 and we received $394,000 in cash. The current market value of the

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACCOUNTING POLICIES (Continued)

interest rate swap arrangement as of the date of liquidation was included in accumulated other comprehensive income was amortized over the remaining life of the originally forecasted transaction.

        CONCENTRATION OF CREDIT RISK

        Our customers consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. No single customer represents a significant portion of our total revenues. In fiscal 2008, approximately 7%, 7% and 6% of revenues were from customers in the states of New York, Texas and California, respectively. In fiscal 2007, approximately 9%, 8% and 7% of revenues were from customers in the states of Texas, Illinois and New York, respectively. In fiscal 2006, approximately 8%, 4% and 4% of revenues were from customers in the states of Texas, New York and California, respectively. As of June 30, 2008, one customer represented 19% of our consolidated net accounts receivable.

        REVENUE RECOGNITION

        Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. We ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. The majority of our sales are for standard products and services with customer acceptance occurring upon shipment of the product or performance of the service. We also enter into agreements that contain multiple elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, we recognize revenue for a delivered element when it has stand-alone value to the customer, the fair values of undelivered elements are known, customer acceptance of the delivered element has occurred and there are only customary refund or return rights related to the delivered element. In addition, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Provision for estimated uncollectible amounts and credits is made base upon management's analysis of bad debts, credit and returns.

        SHIPPING AND HANDLING

        Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by us are included in cost of sales.

        RESEARCH AND DEVELOPMENT

        Research and development (R&D) costs are expensed as incurred.

        SHARE-BASED COMPENSATION

        We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment" as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2008 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Additional information is included in the footnote on share-based compensation.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACCOUNTING POLICIES (Continued)

        RESTRUCTURING CHARGES

        We account for restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, costs associated with the exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

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

        RECENT ACCOUNTING PRONOUCEMENTS

        In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS No. 157), "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS No. 157 is effective for our fiscal year beginning July 1, 2008. FSP 157-2 delays the effective date for certain items to July 1, 2009. We do not expect the adoption of FAS No. 157 to have a material effect on our results of operations or financial position.

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

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACCOUNTING POLICIES (Continued)

has been elected are reported in earnings at each subsequent reporting date. FAS No. 159 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133". FAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets" and the period cash flows used to measure the fair value of the asset under FAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for FAS 142's entity-specific factors. The effective date for FAS 142-3 is the beginning of fiscal 2010. We are currently evaluating the impact, if any, that the adoption of this statement will have on our results of operations and financial position.

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not currently expect the adoption of FAS No. 162 to have a material effect on our consolidated results of operations or financial position.

        In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The effective date for FSP APB 14-1 is the beginning of fiscal 2010. We are currently evaluating the impact, if any, that the adoption of FSP APB 14-1 will have on our results of operations and financial position.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACCOUNTING POLICIES (Continued)

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes either two or more classes of common stock or commons stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The effective date for FSP EITF 03-6-1 is the beginning of fiscal 2010. We are currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on our results of operations and financial position.

3. DISPOSITIONS

        On July 25, 2008, subsequent to our fiscal 2008 year end, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sells products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. Accordingly, we have reflected the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods.

        In conjunction with classifying the assets as held for sale, we recognized a loss of $1,326,000, net of income taxes, as of June 30, 2008 to write down the related carrying amounts to their fair values less estimated costs to sell. The sale of this segment allowed us to strengthen our balance sheet and improve financial flexibility as we focus on international sales growth for our Protect and Direct and Inform segments.

        The results of discontinued operations for fiscal years 2008, 2007 and 2006, consist of the following:

(Dollar amounts in thousands)	2008	2007	2006
Net sales	$32,031	$29,704	$56,194

Loss from operations of discontinued operations before income taxes	$(2,044)	$(2,286)	$(3,211)
Restructuring and impairment charges		(11,275)	(19,149)
Loss from write-down of assets held for sale	(2,138)

Loss before taxes	(4,182)	(13,561)	(22,360)
Income tax benefit	(1,534)	(5,167)	(7,733)

Loss from discontinued operations, net of income tax benefit	$(2,648)	$(8,394)	$(14,627)

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISPOSITIONS (Continued)

        Assets and liabilities expected to be sold were reclassified to assets and liabilities of business held for sale, respectively, and consist of the following as of June 30:

(Dollar amounts in thousands)	2008	2007
Current assets of business held for sale
Receivables	$6,270	$5,518
Inventories	13,134	7,665
Other current assets	757	440

Total current assets	20,161	13,623
Property, plant and equipment	2,474	1,437
Other assets	1,635	3,364

Total assets of business held for sale	$24,270	$18,424

Total liabilities of business held for sale	$5,520	$4,606

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISPOSITIONS (Continued)

        During the fourth quarter of fiscal 2006, our Board of Directors approved a restructuring plan for our Intersection Control segment in order to reduce costs through the reduction of overhead by closing two facilities and through the reduction of headcount. Under the plan, we divested and discontinued some product lines and moved production of other lines to other existing facilities. The implementation of the restructuring plan was completed during the second quarter of fiscal 2007. Activity related to the restructuring plan was as follows:

(Dollar amounts in thousands)	Employee Severance and Related Costs	Lease Obligations	Asset Sales and Write-offs	Facility Exit Costs, Legal and Other	Total
Accrual balance July 1, 2005	$—	$—	$—	$—	$—
Costs incurred	179	90	4,571	935	5,775
Cash proceeds (payments)	(179)	(90)	1,500	(601)	630
Non-cash charges			(5,908)		(5,908)

Accrual balance June 30, 2006	—	—	163	334	497
Costs incurred	1,792	1,903	3,620	3,960	11,275
Cash proceeds (payments)	(1,688)	(1,213)	(163)	(4,176)	(7,240)
Non-cash charges			(3,620)		(3,620)

Accrual balance June 30, 2007	104	690	—	118	912
Costs incurred
Cash proceeds (payments)	(104)	(690)		(118)	(912)
Non-cash charges

Accrual balance June 30, 2008	$—	$—	$—	$—	$—

Remaining expected plan costs	$—	$—	$—	$—	$—

Total expected plan costs	$1,971	$1,993	$8,191	$4,895	$17,050

        During our impairment review in the fourth quarter of fiscal 2006, we determined that the carrying amounts of certain long-lived assets of the Intersection Control segment were no longer recoverable based on estimated future operating cash flows to be generated by those assets, which were lower than previously projected as a result of the poor performance of the Intersection Control business in fiscal 2006. We recorded asset impairment charges in the segment of $13,374,000, or $8,723,000 net of income tax benefits. The charges included $10,225,000 for goodwill and $3,149,000 for fixed assets.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES

        Inventories, net, consist of the following at June 30:

(Dollar amounts in thousands)	2008	2007
Finished goods	$10,439	$8,833
Work-in-process	5,007	4,524
Raw materials	3,943	4,569

	$19,389	$17,926

5. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following as of June 30:

	2008			2007
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,746	$2,160	$1,586	$3,664	$1,942	$1,722
Technology and installed base	1,271	849	422	1,271	783	488
Customer relationships	200	200	0	200	200	0
Trade names	330	132	198	330	99	231
Other	20	20	0	20	20	0

Total	$5,567	$3,361	$2,206	$5,485	$3,044	$2,441

        We paid $82,000 for patents and licenses during fiscal 2008. We paid $529,000 for patents and licenses during fiscal 2007, including $494,000 for a patent relating to a sensor product line in the Inform segment. Intangible amortization expense was $317,000, $291,000 and $324,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The estimated amortization expense for the five fiscal years subsequent to 2008 is as follows: $321,000 in 2009, $321,000 in 2010, $321,000 in 2011, $312,000 in 2012 and $310,000 in 2013. Intangible assets are amortized over their useful lives, which is four to seventeen years for patents and licenses, five to fifteen years for technology and installed base, five to ten years for customer relationships, ten years for trade names and one to two years for other intangible assets.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

        The following table displays a roll-forward of the carrying amount of goodwill from July 1, 2006 to June 30, 2008 by business segment:

	2008		2007
(Dollar amounts in thousands)	Protect and Direct Segment	Inform Segment	Protect and Direct Segment	Inform Segment
Beginning balance	$8,139	$9,246	$8,139	$9,246
Acquired
Adjustments
Sale of product lines

Ending balance	$8,139	$9,246	$8,139	$9,246

6. LONG-TERM DEBT

        Long-term debt consists of the following at June 30:

(Dollar amounts in thousands)	2008	2007
Convertible debt 7% interest rate due February 15, 2025	$40,000	$40,000
Revolving credit note due February 1, 2010, interest at variable rates, ranging between 3.7% and 5.0%	17,600	7,000
Subordinated promissory note		5,000
Note payable, net of discount of $3—2007		122

Total long-term debt	57,600	52,122
Less current portion	17,600	5,122

Long-term debt, net	$40,000	$47,000

        During February 2005, we sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. Debt issue costs representing direct costs incurred related to the issuance of the Notes in the amount of $2,605,000 were recorded in other assets and are being amortized into interest expense over five years, the effective term of the Notes. The net proceeds were used to pay off our bank term loan and reduce the amount of our revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of our stock on the close of the transaction. The Notes are fully redeemable by us at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest. The investors may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020. Interest is payable semi-annually on February 15 and August 15 of each year.

        During November, 2007, we amended our bank credit agreement. The amended credit agreement provides for a $40 million secured revolving credit facility. The credit agreement includes both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, including a fixed charge coverage ratio, a maximum senior leverage ratio

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We were either in compliance with these covenants or we received the necessary waivers from the bank through fiscal 2008. We used the proceeds from the sale of the Intersection Control segment, discussed in Note 3, to pay down substantially all of our bank debt subsequent to June 30, 2008 and accordingly we reclassified the amount outstanding against the revolving credit facility as current as of June 30, 2008.

        The subordinated promissory note was a five-year note, which was paid at the end of its term in April 2008. It was entered into in May 2003 in connection with the acquisition of the assets of U.S. Traffic Corporation (UST), part of the discontinued Intersection Control segment, and was payable to the former owners of that business. The note payable was entered into in connection with the acquisition of Roadway Safety Service, Inc. and was payable to a former owner of that business. The final payment on the note payable was made in September 2007.

        The aggregate amount of maturities of long-term debt for the years subsequent to 2008, assuming the effective maturity of the convertible debt, is as follows: $17,600,000 in 2009 and $40,000,000 in 2010.

7. SHARE-BASED COMPENSATION

        We adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment") as of July 1, 2005 using the modified prospective method. Under this transition method, share-based compensation cost recognized in the fiscal year ended June 30, 2008 includes compensation cost for all share-based awards which were unvested as of July 1, 2005 as well as compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of the options granted is being amortized on a straight-line basis over the requisite service period, which is generally the vesting period. We have two current share-based compensation plans, which are described below.

  Plan Descriptions

        Our 2001 Employee Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and restricted shares to our employees for up to 1,125,000 shares, of which 150,000 shares were reserved for the grant of restricted stock awards. We believe that grants of stock options and restricted stock to employees generate an increased incentive for the employees to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of our stockholders. The Plan provides for grants of stock options and restricted stock for employees as may be determined by the Compensation Committee of the Board of Directors. No grantee may receive awards, which include option grants and restricted stock awards, in excess of 100,000 shares per year. The stock options are granted with an exercise price equal to or greater than the fair market value of our stock at the time of grant. Employee options granted under the current plan expire not more than ten years from the grant date with vesting to be determined by the Committee. For grants currently outstanding, vesting is over a three year period, with one-third of the grant becoming exercisable at the end of each of the three years. Option and restricted stock awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

        Our 2001 Non-Employee Directors Stock Option Plan (the Director Plan), which is also shareholder-approved, permits the grant of share options to our non-employee directors for up to 235,000 shares. We believe that grants of stock options to non-employee directors encourage the directors to acquire a long term proprietary interest in the growth and performance of the Company, and generate an increased incentive for the directors to contribute to our future success and prosperity, thus enhancing the value of the Company for the benefit of our stockholders. The Director Plan provides for an annual grant of stock options for directors based on a fixed amount, which is currently 5,000 stock options per each non-employee director annually. The stock options are granted with an exercise price equal to the fair market value of our stock at the time of grant. Options granted under the Director Plan expire not more than seven years from the grant date. Vesting occurs after a six-month period. Option awards provide for accelerated vesting if there is a change in control, as defined in the Director Plan, or upon the death of a director optionee.

        A summary of the principal features of our current stock incentive plans, as well as copies of those plans are provided in our Proxy Statement for the Annual Meeting of Stockholders on November 18, 2004. Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from treasury stock or may be shares purchased on the open market. We believe that we currently have adequate treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2009. The authorization for issuance will terminate on November 1, 2011 for both the Plan and the Director Plan.

        We also have a retirement stock award program for certain of our key executives that was authorized under the 1993 Long-Term Stock Ownership Incentive Plan, which has since been replaced by the Plan. The award consists of shares of our common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year's stock award, the executive must remain employed with us through the end of fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by us or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if our stock price appreciates at a sustained target rate. The retirement stock award program resulted in a charge to share-based compensation expense of $103,000 in 2008, $340,000 in 2007 and $357,000 in 2006. On July 25, 2008, the Compensation Committee of the Board of Directors approved the issuance of the 32,362 shares remaining in the retirement stock award program, resulting in a charge to share-based compensation expense of $269,000 in 2009. There are no other outstanding retirement award obligations or participants under the retirement stock award program.

  Share-based Compensation Expense

        The share-based compensation cost that has been charged to Selling and Administrative expense for stock options and restricted stock awards under the Plan and the Director Plan was $773,000, $970,000 and $1,027,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $190,000, $191,000 and $215,000 for those periods, respectively, and the net expense recorded was $583,000, $779,000 and $812,000, which was $0.06 per basic and diluted share outstanding in 2008 and $0.09 per basic and diluted share outstanding in 2007 and 2006.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

        As of June 30, 2008, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $561,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures. The 120,158 unvested options outstanding at June 30, 2008 have a weighted-average fair value of $5.15. The 29,100 shares of restricted stock unvested at June 30, 2008 had a fair value of $19.52.

  Determining Fair Value

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for fiscal years 2008, 2007 and 2006. Expected volatilities are based on historical volatility of the Company's stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants. The following summarizes the assumptions used in determining the fair value of stock options for the years ended June 30:

	2008	2007	2006
Risk free interest rate	3.8%	4.5 - 4.8%	4.0 - 4.5%
Expected dividend yield	2.11%	2.28%	1.73%
Weighted average expected volatility	37%	39%	42%
Expected term	6.0 years	3.9 - 5.8 years	3.7 - 6.0 years
Weighted average expected term	6.0 years	4.4 years	4.5 years
Weighted average grant-date fair value	$6.35	$4.95	$7.32

        We apply a forfeiture rate, estimated based on historical data, of up to 5% to the option fair value calculated by the Black-Scholes option pricing model. This estimated forfeiture rate may be revised in subsequent periods if actual forfeitures differ from this estimate.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

  Stock Option Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,009,971	$18.19
Granted	114,200	$21.02
Exercised	(165,036)	$15.41
Cancelled or expired	(14,233)	$20.77

Outstanding at June 30, 2006	944,902	$18.98	3.1 Years	$1,660,000

Granted	187,000	$18.65
Exercised	(82,500)	$11.99
Cancelled or expired	(190,199)	$23.65

Outstanding at June 30, 2007	859,203	$18.54	3.2 Years	$1,451,000

Granted	20,000	$18.93
Exercised	(20,000)	$8.34
Cancelled or expired	(28,533)	$20.88

Outstanding at June 30, 2008	830,670	$18.72	2.4 Years	—

Vested at June 30, 2008	710,512	$18.62	2.3 Years	—

        Options outstanding at June 30, 2008 are exercisable as follows: 710,512 currently, 72,825 within one year and 47,333 in two years. Options outstanding as of June 30, 2007 and 2006 included 608,870 and 714,013 which were exercisable as of those dates, respectively. As of June 30, 2008, we have 611,996 common shares reserved for our option and award plans available for future grants.

        The following stock option activity occurred during the last three fiscal years:

(Dollar amounts in thousands)	2008	2007	2006
Total intrinsic value of stock options exercised	$153	$686	$1,267
Total fair value of stock options vested	$874	$750	$1,143

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

        Information with respect to restricted stock activity under our plans is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2007	—	—
Granted	29,100	$19.52
Vested	—	—
Cancelled or expired	—	—

Outstanding at June 30, 2008	29,100	$19.52

8. INCENTIVE SAVINGS PLAN

        We have an incentive savings plan covering substantially all of our employees. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). We contribute a matching contribution based upon a percentage of the participants' contributions which is invested directly in our common stock. During fiscal 2005, we began contributing most of our matching contributions under the incentive savings plan by issuing common stock from our treasury stock. Additional discretionary company contributions may be made at the option of our Board of Directors. The expense for the plan was $1,120,000 in 2008, $1,160,000 in 2007 and $1,224,000 in 2006.

9. INCOME TAXES

        The income tax provision (benefit) consists of the following:

(Dollar amounts in thousands)	2008	2007	2006
Current:
Federal and international	$729	$(1,219)	$3,224
State	225	(186)	371

	954	(1,405)	3,595

Deferred:
Federal and international	254	4,280	(1,085)
State	17	89	(249)

	271	4,369	(1,334)

Total income tax provision from continuing operations	1,225	2,964	2,261
Total income tax benefit from discontinued operations	(1,534)	(5,167)	(7,733)

Total income tax provision (benefit)	$(309)	$(2,203)	$(5,472)

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The components of the net deferred tax asset (liability) are as follows:

(Dollar amounts in thousands)	2008	2007
Deferred tax assets:
Accounts receivable allowance	$265	$551
Warranty reserve	311	330
Goodwill and intangible assets	8,001	7,085
Inventory valuation	734	758
Compensated absences and medical claims	354	358
Stock option expense	499	374
Other liabilities and reserves	457	713
Net operating loss and R&D credits	7,877	7,702
Valuation allowance	(1,262)	(1,115)

	17,236	16,756
Deferred tax liabilities:
Book over tax basis of fixed assets	(1,257)	(1,143)

Net deferred tax assets	$15,979	$15,613

        At June 30, 2008, we have approximately $11,163,000 of federal and $14,298,000 of state net operating losses that can be carried forward for tax purposes. These carryforwards expire in years from 2009 through 2027. We received approximately $2.6 million of income tax refunds in fiscal 2008. Limitations on the future utilization of certain foreign, state and acquired federal net operating loss carryforwards are present and realization of a portion of the carryforwards is uncertain. The valuation allowance relates principally to deferred tax assets relating to these carryforwards that we estimate may not be realizable. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

        The net deferred tax assets from continuing operations consist of the following at June 30:

(Dollar amounts in thousands)	2008	2007
Current deferred tax assets	$2,608	$2,798
Noncurrent deferred tax assets	13,371	12,815

Total net deferred tax assets	$15,979	$15,613

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The income tax provision (benefit) from continuing operations differed from the taxes calculated at the statutory federal tax rate as follows:

(Dollar amounts in thousands)	2008	2007	2006
Taxes at statutory rate	$1,477	$2,645	$2,307
State income taxes	144	193	371
R & D credits	(476)	(190)	(381)
Goodwill			736
Change in valuation allowance	147	670
Other	(67)	(354)	(772)

Income tax benefit	$1,225	$2,964	$2,261

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

        The cumulative effect of adopting FIN 48 resulted in a $110,000 reduction of beginning retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2008
Unrecognized tax benefits at July 1, 2007	$327
Additions
Current year tax positions	—
Prior year tax positions	—
Reductions for prior year tax positions	—
Lapses of statutes of limitations	(100)
Settlements	—

Unrecognized tax benefits at June 30, 2008	$227

        At July 1, 2007, we had gross unrecognized tax benefits of $327,000, of which $289,000, if recognized, would favorably affect our effective income tax rate. Included in the $227,000 balance of gross unrecognized tax benefits at June 30, 2008 are $189,000 of tax benefits that, if recognized, would favorably affect the effective income tax rate.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        Consistent with prior practice, we will continue to record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, were recorded as part of selling and administrative expense prior to adoption of FIN 48, but are now recorded as part of the income tax expense during the period incurred. We recorded $37,000 and $5,000, respectively for the potential payment of interest and penalties at June 30, 2008, and $47,000 and $8,000, respectively for the potential payment of interest and penalties at July 1, 2007. The liabilities under FIN 48 are recorded in accrued expenses.

        We file income tax returns in jurisdictions of operation, including federal, state and international jurisdictions. At times, we are subject to audits in these jurisdictions. The final resolution of any such tax audit could result in either a reduction in our accruals or an increase in our income tax provision, both of which could have an impact on consolidated results of operations in any given period. U.S. federal income tax returns have been audited through fiscal 2004. The tax years 2004 through 2008 remain open to examination by the other major taxing authorities to which we are subject. We currently have no audits in process. We do not anticipate changes in the unrecognized tax benefits within the next twelve months as the result of examinations or lapse of statues of limitations to be material to our results of operations or financial position.

10. ACCUMULATED COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) consists of the following as of June 30:

(Dollar amounts in thousands)	2008	2007
Unrealized gain on derivative instrument (Note 2):
Beginning balance	$109	$227
Amortization to earnings and other	(109)	(118)

Ending balance	—	109

Accumulated comprehensive income—June 30	$—	$109

        The market value of the interest rate swap arrangement liquidated during fiscal 2005 was amortized over the remaining life of the originally forecasted transaction.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS (LOSS) PER SHARE

        The computation of basic and diluted earnings (loss) per share is as follows:

(Dollar amounts in thousands, except share data)	2008	2007	2006
Numerator:
Earnings from continuing operations	$3,119	$4,815	$4,525
Loss from discontinued operations	(1,322)	(8,394)	(14,627)
Loss on write-down of assets held for sale	(1,326)

Net earnings (loss)	$471	$(3,579)	$(10,102)

Denominator:
Weighted average shares outstanding—basic	9,092,139	8,945,855	8,850,884
Effect of dilutive securities—common stock options	28,964	—	—

Weighted average shares outstanding—diluted	9,121,103	8,945,855	8,850,884

Earnings (loss) per share of common stock—basic:
Continuing operations	$0.34	$0.54	$0.51
Earnings (loss) from discontinued operations	(0.14)	(0.94)	(1.65)
Loss on write-down of assets held for sale	(0.15)

Net earnings (loss)	$0.05	$(0.40)	$(1.14)

Earnings (loss) per share of common stock—basic:
Continuing operations	$0.34	$0.54	$0.51
Loss from discontinued operations	(0.14)	(0.94)	(1.65)
Loss on write-down of assets held for sale	(0.15)

Net earnings (loss)	$0.05	$(0.40)	$(1.14)

        Employee stock options totaling 80,491 shares for the year ended June 30, 2007 and 126,399 shares for the year ended June 30, 2006 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the statement of operations period. These options have been excluded from the computation of diluted loss per share and are as follows:

	2008	2007	2006
Average exercise price per share	$19.98	$21.40	$24.22
Number of shares	675,670	486,867	350,800

        As discussed in Note 6, if the Convertible Senior Subordinated Notes are fully converted at the conversion price of $25.90 per share, the Notes would convert into approximately 1,544,000 shares of our common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share.

12. GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES

        Disclosures about each group of similar guarantees and commitments are provided below.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

LEASE COMMITMENTS

        We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $1,681,000 in 2008, $1,623,000 in 2007 and $1,427,000 in 2006 for our continuing operations. These operating leases include options for renewal. Annual minimum future rentals for non-cancellable leases are approximately $1,461,000 in 2009, $2,004,000 in 2010, $43,000 in 2011 and $16,000 in 2012. These lease commitments do not include commitments for leases entered into by our discontinued operations which were sold on July 25, 2008.

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

        Our estimated product warranty liability for the years ended June 30 is as follows:

(Dollar amounts in thousands)	2008	2007
Beginning balance	$231	$155
Warranties issued	159	270
Repairs, replacements and settlements	(210)	(194)
Changes in liability for pre-existing warranties, including expirations	(50)

Ending balance	$130	$231

        The amount of $50,000 for fiscal 2008 includes amounts previously reserved for claims from customers which were resolved favorably or warranty exposures which expired during the year.

LEGAL

        We record loss contingencies where appropriate within the guidelines established by FASB Statement No. 5 "Accounting for Contingencies". We are involved in several pending judicial proceedings for product liability and other damages arising out of the normal conduct of our business. We have indemnified the purchaser of the Intersection Control business against losses that may be incurred, including certain health, environmental, state and local tax and other matters. We have also indemnified the purchaser against losses that might be incurred relative to existing litigation. While the outcome of litigation and other matters is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

EXECUTIVE AGREEMENTS

        We have agreements with certain named executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, of approximately $4.4 million. A portion of these benefits will fluctuate based upon the share price at the time of a triggering event. We also have employment agreements with certain key executives which are designed to retain the services of those key employees. Upon occurrence of a triggering event under these agreements, we would be liable for payment of certain benefits under these agreements of approximately $1.9 million. We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at our request in such capacities. The term of the indemnification period is for the director's or officer's lifetime. We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles. Historically, we have not made payments under these executive agreements, and no amount has been accrued in the accompanying consolidated financial statements.

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

BID AND PERFORMANCE BONDS

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,684,000 as of June 30, 2008. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

OTHER COMMITMENTS

        We have standby letters of credit primarily covering potential workers' compensation liabilities. The total standby exposure at June 30, 2008 was $1,012,000. We have included $757,000 in accrued liabilities for potential workers' compensation liabilities as of June 30, 2008.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,410,000 through fiscal year 2012. We have included $151,000 in accrued liabilities for royalties as of June 30, 2008.

13. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

        Cash paid for interest was $4,075,000 in 2008, $4,384,000 in 2007 and $4,226,000 in 2006. Net cash received from income taxes was $2,638,000 in 2008, $243,000 in 2007 and $774,000 in 2006. We

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES (Continued)

declared dividends that were payable at year end of $1,829,000 in 2008, $1,715,000 in 2007 and $1,688,000 in 2006.

14. INDUSTRY SEGMENT INFORMATION

        We have two continuing reportable segments, one of which manufactures and sells products that Protect and Direct and one of which manufactures and sells products that Inform. In July, 2008, subsequent to our fiscal 2008 year end, our Intersection Control segment was divested. The operations from this business segment have been included in discontinued operations, and are discussed in more detail in Note 3 on dispositions. The segment information included below has been reclassified to reflect such discontinued operations.

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

        The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States as follows: $24,642,000 in 2008, $20,432,000 in 2007, and $16,914,000 in 2006. Inter-company sales between segments represented less than one percent of consolidated net sales in fiscal 2008, 2007 and 2006.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INDUSTRY SEGMENT INFORMATION (Continued)

        The following table presents financial information about our continuing operations by segment as of and for the years ended June 30, 2008, 2007 and 2006 comprising the totals reported in the consolidated financial statements.

(Dollar amounts in thousands)	2008	2007	2006
Revenues:
Protect and Direct	$80,523	$83,593	$80,806
Inform	21,283	24,181	24,134

Total	$101,806	$107,774	$104,940

Depreciation and amortization:
Protect and Direct	$2,431	$2,592	$2,601
Inform	769	680	746

Total segment depreciation and amortization	3,200	3,272	3,347
Unallocated corporate	461	540	538

Total	$3,661	$3,812	$3,885

Income (loss) before income taxes:
Protect and Direct	$14,165	$16,965 (1)	$15,539
Inform	1,441	3,445 (2)	3,403 (3)

Total segment operating profit	15,606	20,410	18,942
Unallocated corporate	(7,262)	(8,172)	(7,510)

Total operating profit (loss)	8,344	12,238	11,432
Unallocated interest and other	(4,000)	(4,459)	(4,646)

Total	$4,344	$(7,779)	$6,786

Identifiable assets:
Protect and Direct	$57,455	$57,228	$55,415
Inform	22,384	23,121	22,301

Total segment identifiable assets	79,839	80,349	77,716
Assets held for sale	24,270	18,424	27,581
Unallocated corporate	17,434	20,601	19,906

Total	$121,543	$119,374	$125,203

Capital expenditures:
Protect and Direct	$2,029	$1,642	$1,538
Inform	1,342	501	801

Total segment capital expenditures	3,371	2,143	2,339
Unallocated corporate
Total	$3,371	$2,143	$2,339

(1)
Includes a $236 gain on sale of assets.

(2)
Includes a $282 gain on sale of assets.

(3)
Includes a $846 gain on sale of assets.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEGAL SETTLEMENTS

        During the fourth quarter of fiscal 2006, we settled all outstanding litigation with the sellers of UST, part of the Intersection Control segment. The sellers paid us $3 million in cash, and the parties agreed to waive all claims arising from the original purchase and related agreements dated in May 2003. We also terminated some of these agreements and modified the terms of the non-competition covenant with the sellers. Specifically, the sellers agreed to refrain from selling uninterruptible power supply products for use in intersection control to the cities of New York and Chicago until May 2008. We guaranteed payments pursuant to the lease of the Tecate, Mexico facility, although we were released from that obligation during fiscal 2007 when the facility was leased to a third party. During the fourth quarter of fiscal 2006, we recorded a gain of $2,348,000, net of legal and other directly related expenses of which $336,000 were recorded in fiscal 2006 prior to the fourth quarter. The gain on this legal settlement is included in discontinued operations.

        During the first quarter of fiscal 2006, we settled all claims arising from our 2003 acquisition of Peek Traffic Corporation (Peek Traffic), part of the Intersection Control segment, by releasing all claims arising under the purchase agreement. As part of the settlement, the sellers of that business paid us $627,000 in cash, net of legal expenses, and sold to us 150,603 shares of our common stock that they initially acquired as part of the purchase price for $3,105,000, or $20.62 per share. The gain on this legal settlement is included in discontinued operations. We had claimed damages from the sellers of Peek Traffic arising from the sellers' breaches of representations and warranties in the asset purchase agreement and from certain liabilities of Peek Traffic that we did not specifically assume or were misrepresented to us.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data for fiscal years 2008 and 2007 follows:

	Three months ended
(Dollar amounts in thousands, except per share data)	9/30	12/31	3/31	6/30
FISCAL 2008
Net sales(1)	$24,504	$25,879	$22,869	$28,554
Gross profit(1)	8,419	9,985	7,149	11,286
Operating profit(1)	2,017	2,693	(323)	3,957
Earnings (loss) from continuing operations	574	961	(655)	2,239
Loss from discontinued operations, net of income taxes	(104)	(202)	(509)	(1,833	)(2)
Net earnings (loss)	470	759	(1,164)	406
Basic earnings (loss) per share:
Continuing operations	.06	.10	(.07)	.24
Net earnings (loss)	.05	.08	(.13)	.04
Diluted earnings (loss) per share:
Continuing operations	06.10		(.07)	.24
Net earnings (loss)	.05	.08	(.13)	.04

	9/30	12/31	3/31	6/30
FISCAL 2007
Net sales(1)	$24,772	$23,466	$24,705	$34,831
Gross profit(1)	10,230	9,213	9,424	14,652
Operating profit(1)	2,288	2,415	1,784	5,751
Earnings (loss) from continuing operations	747	759	425	2884
Loss from discontinued operations, net of income taxes	(6,642)	(1,270)	(127)	(355)
Net earnings (loss)	(5,895)	(511)	298	2,529
Basic earnings (loss) per share:
Continuing operations	.09	.08	.05	.32
Net earnings (loss)	(.66)	(.06)	.03	.28
Diluted earnings (loss) per share:
Continuing operations	09.08		.05	.32
Net earnings (loss)	(.66)	(.06)	.03	.28

(1)
Excludes discontinued operations.

(2)
The loss from discontinued operations included a loss on write-down of assets held for sale of $1,326, net of income tax benefits of $812.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

        Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008 our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Grant Thornton, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Grant Thornton's attestation report on our internal control over financial reporting is included herein.

Attestation of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Quixote Corporation

        We have audited Quixote Corporation's (a Delaware corporation) and Subsidiaries (the "Company") internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Quixote Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2008 and 2007 and the related consolidated statements of income, shareholders' equity, and cash flows for the three years in the year ended June 30, 2008 and the accompanying Schedule II—Valuation and Qualifying Accounts as of June 30, 2008, 2007, and 2006, and our report dated September 15, 2008 expressed an unqualified opinion on those financial statements and schedule.

/s/ GRANT THORNTON LLP
Chicago, Illinois
September 15, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Some of the information required in response to this item regarding our Directors is set forth in the section "Corporate Governance", "Information Concerning Nominees for Director and Directors Continuing in Office" and "Compliance with Section 16 of the Securities Exchange Act of 1934" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008 and is incorporated herein by reference.

        We maintain a Code of Conduct, which is applicable to all employees and directors, and is available on our website at www.quixotecorp.com by clicking "Investor Info" and then "Corporate Governance". Any amendment or waiver to the Code of Conduct that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Conduct is available free of charge in print to any stockholder who requests a copy by writing to Joan R. Riley, Vice President and General Counsel, at 35 East Wacker Drive, Suite 1100, Chicago Illinois 60601.

        The executive officers of the Company, their ages and offices held by each are as follows:

Leslie J. Jezuit	62	Chairman & Chief Executive Officer
Daniel P. Gorey	57	Chief Financial Officer, Vice President & Treasurer
Joan R. Riley	55	Vice President, General Counsel & Secretary

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

Item 11.    Executive Compensation

        The information required in response to this item is set forth under the caption "Executive Compensation" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Some of the information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008 and is incorporated herein by reference.

Equity Compensation Plan Information

        As of June 30, 2008, we have two outstanding stock option plans which were approved by our shareholders in November 2001. Additional information relating to our stock option plans appears in Note 7 to our consolidated financial statements included herein.

        The following table details information regarding our equity compensation plans as of June 30, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	830,670	$18.72	611,996
Equity compensation plans not approved by security holders	—	—	—

	830,670	$18.72	611,996

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" and the subsections entitled "Director Independence" and "Related Person Transactions" under the caption "Corporate Governance" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008 and is incorporated herein by reference.

Item14.    Principal Accountant Fees and Services

        The information required in response to this item is set forth under the caption "Audit and Other Fees Paid to Grant Thornton LLP" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

Item Number		Page Number in This Report
(a).1.	Financial Statements
	Reports of Independent Registered Public Accounting Firm	33
	Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006	34
	Consolidated Balance Sheets as of June 30, 2008 and 2007	35
	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2008, 2007 and 2006	36
	Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006	37
	Notes to Consolidated Financial Statements	38-63
(a).2.	Financial Statement Schedule

	The financial statement schedule listed under Item 15(d) is filed as part of this annual report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.
(b).	Exhibits
*	Management contract or compensatory plan or agreement
2.1
	Stock Purchase Agreement by and among Signal Group, Inc., Quixote Corporation and Quixote Transportation Safety, Inc. relating to the purchase and sale of all of the issued and outstanding capital stock of Quixote Traffic Corporation, U.S. Traffic Corporation and Peek Traffic Corporation dated July 25, 2008, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 24, 2008 and filed on July 28, 2008, File No. 001-08123, and incorporated herein by reference.
3.(a)
	Restated Certificate of Incorporation as amended November 22, 2005 filed as Exhibit 3(a) to the Company's Form 10-Q Report for the quarter ended December 31, 2005, File No. 001-08123, and incorporated herein by reference; Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock dated July 24, 1998, filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated July 23, 1998, File No. 001-08123, and incorporated herein by reference.
(b)
	Amended and Restated By-Laws of the Company as amended through July 24, 2008, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated July 24, 2008 and filed on July 28, 2008, File No. 001-08123, and incorporated herein by reference.
4.(a)
	Indenture dated as of February 9, 2005 between Quixote Corporation and LaSalle Bank National Association, as Trustee, filed on February 10, 2005 as Exhibit 4(a) to the Company's Current Report on Form 8-K, File No. 001-08123, dated February 9, 2005, and incorporated herein by reference.

Item Number
4.(b)	Form of 7% Convertible Senior Subordinated Note Due 2025, filed on February 10, 2005 as Exhibit 4(b) to the Company's Current Report on Form 8-K, File No. 001-08123, dated February 9, 2005 and incorporated herein by reference.
4.(c)

Registration Rights Agreement dated as of February 9, 2005 by and among Quixote Corporation, and the Buyers as defined therein, filed on February 10, 2005 as Exhibit 4(c) to the Company's Current Report on Form 8-K, dated February 9, 2005, File No. 001-08123, and incorporated herein by reference.
10(a)
Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the "Borrower") and LaSalle Bank National Association as lender (the "Lender"); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 2005, File No. 001-08123, and incorporated herein by reference; First Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of December 1, 2006 filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 2006, File No. 001-08123, and incorporated herein by reference; Second Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of March 15, 2007 and Revolving Loan Note dated as of March 15, 2007 filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 2007, File No. 001-08123, and incorporated herein by reference; Third Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2007 by and between Quixote Corporation and certain Subsidiaries thereof and LaSalle Bank National Association and Revolving Loan Note dated as of November 7, 2007 from Quixote Corporation to LaSalle Bank National Association filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 2007, File No. 001-08123, and incorporated herein by reference.
(b)*
1991 Director Stock Option Plan, as amended through August 16, 2000, filed as Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 001-08123, and incorporated herein by reference.
(c)*
2001 Employee Stock Incentive Plan, as amended November 18, 2004 and filed as Exhibit F to the Company's DEF Schedule 14A Proxy Statement, File No. 001-08123, filed on October 6, 2004 and incorporated herein by reference; Form of Employee Stock Option Agreement and Form of Restricted Stock Award Agreement, filed as Exhibits 99(d) and 99(e), respectively, to the Company's Form S-8, File No. 333-120852, filed on November 30, 2004 and incorporated herein by reference.

Item Number
(d)*	2001 Non-Employee Directors Stock Option Plan as amended November 22, 2007 and filed as Appendix B to the Company's DEF Schedule 14A Proxy Statement, File No. 001-08123, filed on October 3, 2007 and incorporated herein by reference; Form of Director Non-Qualified Stock Option Agreement filed on November 19, 2004 as Exhibit 10(c) to the Company's Current Report on Form 8-K, File No. 001-08123, dated November 18, 2004, and incorporated herein by reference.
(e)

Office Lease between the Company and TDC Canada, Inc. and Wacker GP, Inc. (collectively "Landlord") dated August 30, 2003, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended March 31, 2004, File No. 001-08133, and incorporated herein by reference; First Amendment to Office Lease dated as of July 1, 2004 between the Company and Landlord, filed as Exhibit 10(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 2004, File No. 001-08123, and incorporated herein by reference; Second Amendment to Office Lease dated as of July 30, 2007, filed herewith; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 001-08123, and incorporated herein by reference; Office/Warehouse Lease dated August, 2002 between Teduke Investment Company c/o Bakewell Corporation and Surface Systems, Inc., filed as Exhibit 10 (f) to the Company's 10-K Report for the fiscal year ended June 30, 2002, File No. 001-08123, and incorporated herein by reference.
(f)*
Amended and restated Change of Control Agreement between Quixote Corporation and Leslie J. Jezuit dated July 25, 2008, Amended and restated Change of Control Agreement between Quixote Corporation and Daniel P. Gorey dated July 25, 2008 and Amended and restated Change of Control Agreement between Quixote Corporation and Joan R. Riley dated July 25, 2008, filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K dated July 24, 2008 and filed on July 28, 2008, File No. 001-08123, and incorporated herein by reference; Severance and Non-Competition Agreement between Quixote Corporation and Leslie J. Jezuit dated July 25, 2008, Severance and Non-Competition Agreement between Quixote Corporation and Daniel P. Gorey dated July 25, 2008, Severance and Non-Competition Agreement between Quixote Corporation and Joan R. Riley, filed as Exhibits 10.4, 10.5 and 10.6, respectively, to the Company's Current Report on Form 8-K dated July 24, 2008 and filed on July 28, 2008, File No. 001-08123, and incorporated herein by reference.
(g)
Exclusive License Agreement made October 10, 1997, and effective October 1, 1997, by and between Robert A. Mileti, Roadway Safety Systems, Inc., Quixote Corporation and TranSafe Corporation, filed as Exhibit 2.2 to the Company's Form 8-K Report dated October 10, 1997, File No. 001-08123, and incorporated herein by reference.
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

QUIXOTE CORPORATION (Registrant)
Dated: September 15, 2008	By:	/s/ LESLIE J. JEZUIT Leslie J. Jezuit Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE J. JEZUIT Leslie J. Jezuit	Chairman and Director (President, Chief Executive Officer)	September 15, 2008
/s/ DANIEL P. GOREY Daniel P. Gorey	Vice President, Chief Financial Officer, Treasurer and Director	September 15, 2008
/s/ JOAN R. RILEY Joan R. Riley	Vice President, General Counsel and Secretary	September 15, 2008
/s/ JAMES H. DEVRIES James H. DeVries	Director	September 15, 2008
/s/ LAWRENCE C. MCQUADE Lawrence C. McQuade	Director	September 15, 2008
/s/ DUANE M. TYLER Duane M. Tyler	Director	September 15, 2008
/s/ ROBERT D. VAN ROIJEN, JR. Robert D. van Roijen, Jr.	Director	September 15, 2008

QUIXOTE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended June 30, 2008, 2007 and 2006

Column A	Column B	Column C	Column D(a)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserve for Doubtful Accounts and Credit Memos:
Year ended June 30, 2008	$957,000	$(539,000)	$—	$418,000

Year ended June 30, 2007	$985,000	$508,000	$(536,000)	$957,000

Year ended June 30, 2006	$804,000	$181,000	$—	$985,000

NOTE:

(a)
Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER		EXHIBITS
10	(e)	Second Amendment to Office Lease dated as of July 30, 2007
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a))
32		Certifications Pursuant to 18 U.S.C. Section 1350