Form 10-Q
period 2008-09-30
QUIXOTE CORP
filed 2008-11-10
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-08123

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2675371 (IRS Employer Identification No.)
35 East Wacker Drive Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

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

        As of October 31, 2008, there were 9,223,457 shares of the registrant's common stock ($.01 2/3 par value) outstanding.

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net sales	$25,139,000	$24,504,000
Cost of sales	16,901,000	16,085,000

Gross profit	8,238,000	8,419,000

Operating expenses:
Selling & administrative	5,974,000	5,513,000
Research & development	922,000	889,000

	6,896,000	6,402,000
Operating profit	1,342,000	2,017,000

Other income (expense):
Interest income		2,000
Interest expense	(917,000)	(1,095,000)

	(917,000)	(1,093,000)

Earnings from continuing operations before income taxes	425,000	924,000
Income tax provision	162,000	350,000

Earnings from continuing operations	263,000	574,000
Discontinued operations:
Loss from operations, net of income taxes	(46,000)	(104,000)
Loss on sale, net of income taxes	(712,000)

Loss from discontinued operations, net of income taxes	(758,000)	(104,000)

Net earnings (loss)	$(495,000)	$470,000

Per share data—basic:
Earnings from continuing operations	$0.03	$0.06
Loss from discontinued operations	(0.08)	(0.01)

Net earnings (loss)	$(0.05)	$0.05

Weighted average common shares outstanding	9,188,195	9,057,365

Per share data—diluted:
Earnings from continuing operations	$0.03	$0.06
Loss from discontinued operations	(0.08)	(0.01)

Net earnings (loss)	$(0.05)	$0.05

Weighted average common shares outstanding	9,188,195	9,127,167

Cash dividends declared per share of common stock	$—	$—

See Notes to Consolidated Financial Statements.

 QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$207,000	$408,000
Accounts receivable, net of allowance for doubtful accounts of $392,000 at September 30 and $418,000 at June 30	22,180,000	23,801,000
Inventories, net:
Raw materials	3,567,000	3,943,000
Work in process	5,142,000	5,007,000
Finished goods	11,627,000	10,439,000

	20,336,000	19,389,000

Deferred income tax assets	2,608,000	2,608,000
Other current assets	1,267,000	504,000
Current assets of business held for sale		20,161,000

Total current assets	46,598,000	66,871,000

Property, plant and equipment, at cost	44,284,000	43,873,000
Less accumulated depreciation	(27,890,000)	(27,162,000)

	16,394,000	16,711,000

Goodwill	17,385,000	17,385,000
Intangible assets, net	2,147,000	2,206,000
Deferred income tax assets	13,508,000	13,371,000
Other assets	678,000	890,000
Assets of business held for sale		4,109,000

	$96,710,000	$121,543,000

See Notes to Consolidated Financial Statements.

 QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	June 30, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$900,000	$17,600,000
Accounts payable	5,997,000	5,950,000
Accrued expenses	4,858,000	7,577,000
Current liabilities of business held for sale		5,520,000

Total current liabilities	11,755,000	36,647,000

Long-term debt, net of current portion	40,000,000	40,000,000
Other long-term liabilities	1,045,000	1,059,000

	52,800,000	77,706,000

Commitments and contingent liabilities (Note 10)
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 30,000,000 shares; issued 11,082,377 shares at September 30 and 11,051,815 at June 30	185,000	184,000
Capital in excess of par value of common stock	66,726,000	66,498,000
Accumulated deficit	(545,000)	(49,000)
Treasury stock, at cost, 1,865,304 shares at September 30 and 1,893,552 shares at June 30	(22,456,000)	(22,796,000)

Total shareholders' equity	43,910,000	43,837,000

	$96,710,000	$121,543,000

See Notes to Consolidated Financial Statements.

 QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Operating activities:
Net earnings (loss)	$(495,000)	$470,000
Loss on sale, net of tax	712,000
Loss from discontinued operations, net of tax	46,000	104,000

Income from continuing operations, net of tax	263,000	574,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	728,000	712,000
Amortization	241,000	212,000
Provisions for losses on accounts receivable	(26,000)	(213,000)
Issuance of stock retirement plan shares	268,000
Issuance of stock to 401K plan	225,000	299,000
Share-based compensation expense	75,000	186,000
Changes in operating assets and liabilities:
Accounts receivable	1,647,000	4,486,000
Inventories	(947,000)	(1,251,000)
Other assets	(710,000)	(698,000)
Income taxes	(386,000)	350,000
Accounts payable and accrued expenses	(1,032,000)	(4,160,000)
Other long-term liabilities	(14,000)	(11,000)

Net cash provided by operating activities—continuing operations	332,000	486,000
Net cash used in operating activities—discontinued operations	(1,545,000)	(2,622,000)

Net cash used in operating activities	(1,213,000)	(2,136,000)

Investing activities:
Capital expenditures	(411,000)	(870,000)
Patent expenditures	(23,000)	(10,000)
Proceeds from sale of business	20,000,000

Net cash provided by (used in) investing activities—continuing operations	19,566,000	(880,000)
Net cash used in investing activities—discontinued operations	(25,000)	(414,000)

Net cash provided by (used in) investing activities	19,541,000	(1,294,000)

Financing activities:
Proceeds from revolving credit agreement	8,450,000	12,000,000
Payments on revolving credit agreement	(25,150,000)	(7,000,000)
Payment of semi-annual cash dividend	(1,829,000)	(1,715,000)

Net cash (used in) provided by financing activities	(18,529,000)	3,285,000

Decrease in cash and cash equivalents	(201,000)	(145,000)
Cash and cash equivalents at beginning of period	408,000	848,000

Cash and cash equivalents at end of period	$207,000	$703,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

        1.     The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2008 consolidated balance sheet as presented was derived from the audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

        Certain balances in fiscal 2008 have been reclassified to conform to the 2009 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Intersection Control segment.

Recently Adopted and Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 157 (FAS No. 157), "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active", which clarifies the application of FAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. Staff Position No. FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FAS No. 157 related to financial assets and liabilities on July 1, 2008, as discussed further in footnote 11 and it did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that FAS No. 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted FAS No. 159 on July 1, 2008. We did not adopt the fair value option permitted under this statement and therefore the adoption of this statement had no effect on our results of operations or financial position.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The effective date for FSP APB 14-1 is the beginning of fiscal 2010. We are currently evaluating the impact that the adoption of FSP APB 14-1 will have on our results of operations and financial position.

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

        2.     On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment,

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

toll road monitoring systems and parking detection devices. We have reflected the results of those operations as discontinued operations. We recognized a loss on sale of the Intersection Control segment of $712,000, net of income taxes of $436,000, in the first quarter of fiscal 2009.

        The results of discontinued operations are as follows:

	Three months ended September 30
	2008	2007
Net sales	$1,732,000	$7,515,000

Loss from operations of discontinued operations before income taxes	$(75,000)	$(166,000)
Loss from sale of assets of business	(1,148,000)	—

Loss before taxes	(1,223,000)	(166,000)
Income tax benefit	(465,000)	(62,000)

Loss from discontinued operations, net of income tax benefit	$(758,000)	$(104,000)

        Assets and liabilities of the Intersection Control segment were classified as assets and liabilities held for sale within our consolidated balance sheet as of June 30, 2008 and consisted of the following:

June 30
Assets:
Current assets
Receivables	$6,270,000
Inventories	13,134,000
Other current assets	757,000

Total current assets	20,161,000
Property, plant and equipment	2,474,000
Other assets	1,635,000

Total assets of business held for sale	$24,270,000

Liabilities:
Total liabilities of business held for sale	$5,520,000

        As of September 30, 2008, there were no assets or liabilities of the Intersection Control segment due to the sale of the segment on July 25, 2008.

        3.     Share-based compensation cost recognized in the three-month periods ended September 30, 2008 and 2007 includes compensation cost for share-based awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As of September 30, 2008, we have 466,593 common shares reserved for future grants from our stock option and award plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2008.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Share-based Compensation Expense

        The share-based compensation cost that has been charged to Selling and Administrative Expense for stock options and restricted stock awards under our stock option and award plans was $75,000 and $186,000 for the three-month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $681,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. The 169,433 unvested stock options outstanding at September 30, 2008 had a weighted-average fair value of $2.45. The 18,198 shares of restricted stock unvested at September 30, 2008 had a fair value of $19.52.

Determining Fair Value

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for the first three months of fiscal 2009. No options were granted in the first three months of fiscal 2008. Expected volatilities are based on historical volatility of the Company's stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

Fiscal 2009
Risk free interest rate	2.9%
Expected dividend yield	5.0%
Weighted average expected volatility.	38%
Expected term	3.9 – 4.1 yrs
Weighted average expected term	4.0 yrs
Weighted average grant date fair value	$1.74

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Stock Option and Restricted Stock Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	859,203	$18.54
Granted
Exercised
Cancelled or expired	(18,601)	$21.71

Outstanding at September 30, 2007	840,602	$18.47	3.0 Years	$1,914,000

Outstanding at July 1, 2008	830,670	$18.72
Granted	127,100	$8.05
Exercised
Cancelled or expired	(23,030)	$19.01

Outstanding at September 30, 2008	934,740	$17.26	2.5 Years	$19,065

Vested at September 30, 2008	765,307	$18.69	2.0 Years	$0

        Options outstanding at September 30, 2008 are exercisable as follows: 765,307 currently, 84,702 within one year, 42,363 in two years and 42,368 in three years. As of September 30, 2007, 718,045 options were exercisable. During the three-month periods ended September 30, 2008 and 2007, the following stock option activity occurred under our plans:

	Three Months Ended September 30,
	2008	2007
Total intrinsic value of stock options exercised	—	—
Total fair value of stock options vested	$356,000	$73,000

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Information with respect to restricted stock activity under our plans is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2007	—	—
Restricted stock granted	29,100	$19.52
Restricted stock vested	—	—
Cancelled or expired	—	—

Unvested at September 30, 2007	29,100	$19.52

Outstanding at July 1, 2008	29,100	$19.52
Restricted stock granted	—	—
Restricted stock vested	(9,102)	$19.52
Cancelled or expired	(1,800)	$19.52

Unvested at September 30, 2008	18,198	$19.52

Vested at September 30, 2008	9,102	$19.52

        We also have a retirement stock award program for certain of our key executives which ended with the final issuance of shares in July 2008. The retirement stock award program resulted in a charge to earnings for compensation expense of $268,000 for the three months ended September 30, 2008 and $54,000 for the three months ended September 30, 2007.

        4.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

        On July 1, 2007 we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" as required under U.S. generally accepted accounting principles. We had unrecognized tax benefits of $227,000 as of September 30, 2008 and June 30, 2008, of which $189,000, if recognized, would favorably affect our income tax rate. The tax liability under FIN 48 is recorded in accrued expenses.

        We record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, are recorded as part of the income tax expense during the period incurred. In accrued expenses, we had accrued $38,000 for interest and $5,000 for penalties as of September 30, 2008 and $37,000 for interest and $5,000 for penalties as of June 30, 2008.

        We file income tax returns in jurisdictions of operation, including federal, state and international jurisdictions. At times, we are subject to audits in these jurisdictions. The final resolution of any such tax audit could result in either a reduction in our accruals or an increase in our income tax provision, both of which could have an impact on consolidated results of operations in any given period. U.S. federal income tax returns have been audited through fiscal 2004. The tax years 2005 through 2008 remain open to examination by the other major taxing authorities to which we are subject. We currently have no audits in process. We do not anticipate changes in the unrecognized tax benefits within the next twelve months as the result of examinations or lapse of statues of limitations to be material to our results of operations or financial position.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        5.     Operating results for the first three months of fiscal 2009 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

        6.     The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,
	2008	2007
Numerator:
Earnings from continuing operations	$263,000	$574,000
Loss from discontinued operations	(46,000)	(104,000)
Loss on sale of discontinued operation	(712,000)	—

Net earnings (loss)	$(495,000)	$470,000

Denominator:
Weighted average shares outstanding—basic	9,188,195	9,057,365
Effect of dilutive securities—common stock options		69,802

Weighted average shares outstanding—diluted	9,188,195	9,127,167

Earnings (loss) per share of common stock—basic:
Earnings from continuing operations	$0.03	$0.06
Loss from discontinued operations	(0.01)	(0.01)
Loss on sale of discontinued operations	(0.07)	—

Net earnings (loss)	$(0.05)	$0.05

Earnings (loss) per share of common stock—diluted:
Earnings from continuing operations	$0.03	$0.06
Loss from discontinued operations	(0.01)	(0.01)
Loss on sale of discontinued operations	(0.07)	—

Net earnings (loss)	$(0.05)	$0.05

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month period ended September 30, 2008 and 2007 and are as follows:

	Three Months Ended September 30,
	2008	2007
Average exercise price per share	$18.71	$21.37
Number of shares	806,440	470,266

        In addition, employee stock options totaling 470 shares for the three-month period ending September 30, 2008 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        7.     Accumulated other comprehensive income consists of the following:

	September 30, 2008	September 30, 2007
Unrealized gain on derivative instrument:
Beginning balance—July 1	$—	$109,000
Amortization to earnings		(30,000)

Total accumulated comprehensive income	$—	$79,000

        8.     We have two continuing reportable segments, one of which manufactures and sells products that Protect and Direct and one of which manufactures and sells products that Inform. In July, 2008, our Intersection Control segment was divested. The operations from this business segment have been included in discontinued operations, and are discussed in more detail in Note 2 on dispositions. The segment information included below has been reclassified to reflect such discontinued operations.

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

        The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States of $7,958,000 in the first quarter of fiscal 2009 and $5,049,000 in the first quarter of fiscal 2008. Inter-company sales between segments represented less than one percent of consolidated net sales in the first quarters of fiscal 2009 and 2008.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table presents financial information about our continuing operations by segment for the three-month periods ended September, 2008 and 2007 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2008
THREE MONTHS
Net sales from external customers	$19,982,000	$5,157,000		$25,139,000
Operating profit (loss)	$2,372,000	$420,000	$(1,450,000)	$1,342,000
Unallocated interest and other			(917,000)	(917,000)

Total earnings (loss) from continuing operations before taxes	$2,372,000	$420,000	$(2,367,000)	$425,000

Identifiable assets	$55,779,000	$22,877,000	$18,054,000	$96,710,000
2007
THREE MONTHS
Net sales from external customers	$19,725,000	$4,779,000		$24,504,000
Operating profit (loss)	$3,229,000	$345,000	$(1,557,000)	$2,017,000
Unallocated interest and other			(1,093,000)	(1,093,000)

Total earnings (loss) from continuing operations before taxes	$3,229,000	$345,000	$(2,650,000)	$924,000

Identifiable assets	$55,563,000	$21,832,000	$20,369,000	$97,764,000
Assets held for sale			20,291,000	20,291,000

Total identifiable assets	$55,563,000	$21,832,000	$40,660,000	$118,055,000

        9.     Intangible assets consist of the following:

	September 30, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,770,000	$2,217,000	$1,553,000	$3,746,000	$2,160,000	$1,586,000
Technology and installed base	1,271,000	866,000	405,000	1,271,000	849,000	422,000
Customer relationships	200,000	200,000		200,000	200,000
Trade names	330,000	141,000	189,000	330,000	132,000	198,000
Other	20,000	20,000		20,000	20,000

Total	$5,591,000	$3,444,000	$2,147,000	$5,567,000	$3,361,000	$2,206,000

        Intangible amortization expense was $82,000 for the three-month periods ended September 30, 2008 and 2007, respectively. The estimated amortization expense for this fiscal year ended June 30,

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2009 and for the five fiscal years subsequent to 2009 is as follows: $321,000, $321,000, $320,000, $267,000, $264,000 and $252,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of September 30, 2008 and June 30, 2008.

        10.   Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

        We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $1,506,000 in fiscal year 2009, a total of $2,057,000 in fiscal years 2010 to 2011 and a total of $16,000 in fiscal year 2012, for an aggregate of $3,579,000.

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

	2008	2007
Beginning Balance—July 1	$130,000	$231,000
Warranties issued	44,000	48,000
Repairs, replacements and settlements	(48,000)	(79,000)
Changes in liability for pre-existing warranties, including expirations	—	—

Ending balance—September 30	$126,000	$200,000

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

Executive Agreements

        We have agreements with certain named executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, of approximately $4.4 million. A portion of these benefits will fluctuate based upon the share price at the time of the triggering event. We also have employment agreements with certain key executives which are designed to retain the services of those key employees. Upon occurrence of a triggering event under these agreements, we would be liable for payment of certain benefits under these agreements of approximately $2.1 million.

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

Bid and Performance Bonds

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,923,000 as of September 30, 2008 and $2,684,000 as of June 30, 2008. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

        We have standby letters of credit covering potential workers' compensation liabilities. The total amount of standby letters of credit that were outstanding was $902,000 as of September 30, 2008 and $1,012,000 as of June 30, 2008. We have included $752,000 in accrued liabilities for potential workers' compensation liabilities as of September 30, 2008.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,410,000 through fiscal year 2012. We have included $247,000 in accrued liabilities for current obligations relating to royalty agreements as of September 30, 2008.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        11.   On July 1, 2008, we adopted FAS No. 157, "Fair Value Measurements", related to financial assets and liabilities. In accordance with FASB Staff Position No. FAS 157-2, "Effective Date of SFAS 157", we deferred the adoption of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, which include goodwill, intangible assets and fixed assets, for one year. The effect of adoption of FAS No. 157 was not material, resulting only in increased disclosures.

        FAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

    Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

    Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

    Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

        We chose not to elect the fair value option as prescribed by FAS No. 159 for our financial assets and liabilities. Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost. The carrying value of our cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The carrying value of our short-term debt approximates fair value due to the variable-rate nature of the respective borrowings. The fair value of the company's convertible notes as of September 30, 2008 was estimated at $37,600,000, determined based on the closing price of the convertible debt traded in the limited trade market. The convertible notes are recorded on the balance sheet at $40,000,000 as of September 30, 2008.

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

        Due to the recent market events that have adversely affected most industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the collectibility of accounts receivables and our liquidity. If the future economic environment continues to deteriorate, the company could experience difficulties due to the financial viability of certain of its customers and suppliers. In addition, the volatility in the company's stock price and declines in its market capitalization could put pressure on the carrying value of goodwill and other long-lived assets if these conditions persist for an extended time. At this point in time, there has not been a material impact on our assets and liquidity. Management will continue to monitor the risks associated with the current economic environment and their impact on our results.

DISCONTINUED OPERATIONS

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment and toll road monitoring systems. Accordingly, we reflect the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment were classified as assets and liabilities held for sale within our consolidated balance sheets until the sale. In the quarter ended September 30, 2008, we recorded a loss on the sale of this business of $712,000, net of income taxes. The sale of this business allowed us to strengthen our balance sheet and improve our financial flexibility by reducing the amount outstanding against our revolving credit facility.

RESULTS OF OPERATIONS

        For the current first quarter, sales increased 3% compared to the first quarter of fiscal 2008 due to increased sales in both the Protect and Direct and the Inform segments offset somewhat by decreased domestic sales in the Protect and Direct segment. International sales for the first quarter of fiscal 2009 increased 58%, or $2,909,000, compared to the first quarter last year as sales increased across all major non-US regions, particularly in Europe. Domestic sales decreased 12%, or $2,274,000, compared to the first quarter of fiscal 2008 due to state and municipal budgetary constraints. Sales for the Protect and Direct segment increased 1% compared to the first quarter of last year due to increased international sales which were mostly offset by decreased domestic sales. Sales in the Inform segment increased 8% driven by strong international sales. For the first quarter, operating profit decreased primarily due to unfavorable product sales mix in the Protect and Direct segment. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the financial results of our continuing operations:

	Three Months Ended September,
	2008	2007
Revenues by Segment:
Protect and Direct	$19,982,000	$19,725,000
Inform	5,157,000	4,779,000

	$25,139,000	$24,504,000

Geographic Revenues:
Domestic	$17,181,000	$19,455,000
International	7,958,000	5,049,000

	$25,139,000	$24,504,000

Operating Income (Loss) by Segment:
Protect and Direct	$2,372,000	$3,229,000
Inform	420,000	345,000
Unallocated Corporate	(1,450,000)	(1,557,000)

	$1,342,000	$2,017,000

Gross profit percentage	32.8%	34.4%

Selling and administrative expenses as a percentage of sales	23.8%	22.5%

Diluted earnings from continuing operations per share	$0.03	$0.06

Revenues

        Our net sales for the first quarter of fiscal 2009 increased $635,000, or 3%, to $25,139,000 from $24,504,000 for the first quarter last year. This was due to increased international sales in both segments, which were partially offset by decreased domestic sales in the Protect and Direct segment.

         Geographic—International sales for the first quarter of fiscal 2009 increased $2,909,000, or 58%, to $7,958,000, compared to $5,049,000 for the first quarter last year with increases across all regions, particularly in Europe. International sales for the Protect and Direct segment increased 55%, or $2,565,000, primarily due to increased sales of ABC Terminal products in Europe and Latin America. International sales for the Inform segment increased 90%, or $344,000, from last year primarily in Canada and the Asia Pacific region. Domestic sales for the first quarter of fiscal 2009 decreased 12% to $17,181,000 from $19,455,000 due to decreased sales in the Protect and Direct segment which we believe is due to the current economic uncertainty and state and municipal budgetary constraints. Domestic sales in the Inform segment increased 1% over the first quarter last year.

         Protect and Direct—Net sales for the Protect and Direct segment for the first quarter of fiscal 2009 increased 1% to $19,982,000 from $19,725,000 for the first quarter last year due to increases in international sales, partially offset by decreases in domestic sales compared to last year. The increase in international sales was across most regions, but most significant in Europe, where we added several new distributors late last fiscal year; in the Mideast/Africa region, where we opened a new sales office in Dubai late last year; and in Latin America. Sales of our ABC Terminal products are up $2,127,000 over the prior year, primarily in Europe and Latin America. Sales of Triton Barriers® and permanent crash cushions also increased over the prior year, while sales of truck mounted attenuators, parts and delineators decreased from last year.

         Inform—Net sales for the Inform segment for the first quarter of fiscal 2009 increased 8%, or $378,000, to $5,157,000 from $4,779,000 for the first quarter last year primarily due to increased international sales. Sales of weather and traffic sensing systems increased, offset somewhat by decreased sales of highway advisory radio products.

Gross Profit Margin

        Our gross profit margin for the first quarter of fiscal 2009 was 32.8% compared to 34.4% for the first quarter last year. The gross margin for the Protect and Direct segment declined primarily due to unfavorable product sales mix as a result of increased sales of our lower margin ABC Terminal products. The gross margin for the Inform segment increased somewhat due partially to volume efficiencies and partially due to a favorable product sales mix with increased sales of higher-margin traffic sensing systems.

Selling and Administrative Expenses

        Selling and administrative expenses for the first quarter of fiscal 2009 increased $461,000, or 8%, to $5,974,000 from $5,513,000 for the first quarter last year. This was primarily due to increased legal and marketing promotion expenses in our Protect and Direct segment and due to decreased bad debt expense for both segments for the first quarter last year. Selling and administrative expenses increased as a percentage of sales to 23.8% for the first quarter of 2009 from 22.5% last year.

Research and Development

        Research and development expenditures increased to $922,000 for the first quarter of fiscal 2009 compared to $889,000 for the same period last year as we continue our development of new products.

Operating Profit

        Operating profit for the first quarter of fiscal 2009 was $1,342,000 compared to operating profit of $2,017,000 for the first quarter of fiscal 2008. For the first quarter of fiscal 2009, operating profit for the Protect and Direct segment decreased 27% to $2,372,000 from $3,229,000 due primarily to unfavorable product sales mix and increased legal and marketing promotion expenses. Operating profit for the Inform segment increased 22% to $420,000 compared to operating profit of $345,000 for the first quarter of last year related to their increased sales this year.

Interest Expense

        Interest expense for the first quarter of fiscal 2009 decreased to $917,000 from $1,095,000 for the first quarter last year, primarily due to the lower average level of borrowings outstanding. The majority of our interest expense relates to $40 million in convertible debentures at a fixed rate of 7.0%. The interest rate on our bank revolving credit facility, against which $900,000 is outstanding as of September 30, 2008, is based on prime or LIBOR plus a margin. Our overall weighted average interest rate was 7.0% as of September 30, 2008.

Income Tax Provision

        The income tax provision for the first quarter of fiscal 2009 was $162,000 representing a 38% effective income tax rate. The income tax provision for the first quarter of fiscal 2008 was $350,000 also representing a 38% effective income tax rate.

Earnings from Continuing Operations

        Earnings from continuing operations for the first quarter of fiscal 2009 were $263,000, or $0.03 cents per diluted share, compared to earnings of $574,000, or $0.06 cents per diluted share, for the first quarter last year.

Loss from Discontinued Operations, net of income taxes

        The loss from discontinued operations, net of income taxes, for the first quarter of fiscal 2009 was $758,000, or $0.08 per diluted share, compared to a loss of $104,000, or $0.01 per diluted share for the first quarter last year. Included in the loss was a $712,000 loss on the sale of the Intersection Control segment in the first quarter of fiscal 2009.

Net Earnings (Loss)

        The net loss for the first quarter of fiscal 2009 was $495,000, or $0.05 per diluted share, compared to net earnings of $470,000, or $0.05 per diluted share for the first quarter last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of cash historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $207,000 as of September 30, 2008. Our secured bank credit agreement provides for $40 million in borrowings under which we have access to additional funds of approximately $15 million as of September 30, 2008. The credit agreement includes both fixed and floating interest rate options, at the prime rate or LIBOR rate, plus a margin. The credit agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, including a fixed charge coverage ratio, a maximum senior leverage ratio, and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements. We were either in compliance with these covenants or we received the necessary waivers from the bank through the first quarter of fiscal 2009. The credit agreement currently expires in February 2010, but may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank.

        Our outstanding borrowings were $40,900,000, or 48.2% of total capitalization, as of September 30, 2008, of which $900,000 was outstanding against our bank credit facility. This compares to outstanding borrowings of $57,600,000, or 56.8% of total capitalization, as of June 30, 2008, of which $17,600,000 was outstanding against our bank credit facility. We used $20 million in proceeds from the sale of the Intersection Control segment in the first quarter to pay down substantially all of our revolving bank debt. Included in long-term debt as of September 30, 2008 and June 30, 2008 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025, which the noteholders may require us to repurchase in February 2010. The amount of standby letters of credit outstanding was $902,000 as of September 30, 2008 and $1,012,000 as of June 30, 2008.

        Although the variable interest rates under our revolving credit facility have been volatile due to the current difficult credit environment, the financial effect on us has not been significant as the amount outstanding against the facility was only $900,000 as of September 30, 2008. Currently, we do not believe that our operating cash flow needs would require us to significantly increase our bank borrowings in the near term. The majority of our outstanding debt as of September 30, 2008, $40 million of the $40.9 million, represents convertible debentures at a fixed rate of 7.0%.

Cash Flows

        Cash flows provided by continuing operations were $332,000 during the first three months of fiscal 2009. This compares with $486,000 provided by continuing operations in the first three months of fiscal 2008. Cash flow generated by operations is derived primarily from earnings before non-cash expenses such as depreciation and amortization. Non-cash expenses of $1,551,000 were nearly offset by a net decrease in cash of $1,442,000 used to fund working capital, primarily representing decreased accounts payable and accrued expenses.

        Cash flows used in discontinued operations were $1,545,000 during the first three months of fiscal 2009 compared with $2,622,000 used in the first three months of fiscal 2008 primarily representing decreased accounts payable and accrued expenses.

        Investing activities of continuing operations provided cash of $19,566,000 during the first three months of fiscal 2009, compared to using cash of $880,000 in the first three months of the prior year. Proceeds from the sale of the Intersection Control segment provided cash of $20 million in the first quarter of fiscal 2009. Expenditures during the first quarter of fiscal 2009 included $411,000 for capital expenditures compared with $870,000 for the first quarter last year.

        Financing activities used cash of $18,529,000 during the first quarter of fiscal 2009, compared with $3,285,000 of cash provided during the first quarter of fiscal 2008. The $20 million in proceeds from the sale of the Intersection Control segment was used to pay down substantially all of our bank debt in the first quarter of this year. Also during the first quarter of fiscal 2009, we borrowed a net $3,300,000, excluding the $20 million, against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,829,000 during the first quarter of fiscal 2009.

        For fiscal 2009, we anticipate needing approximately $3,000,000 in cash for capital expenditures. We may require additional investments in working capital to support growth. The credit markets have recently experienced adverse conditions. Continuing volatility in the credit markets may increase costs associated with borrowing and issuing debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, we currently believe that future cash needs will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or from proceeds resulting from the sale of assets. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. Management will continue to closely monitor our liquidity and the credit markets. However, management cannot predict the impact to our company related to any further disruption in the credit environment.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2008. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2008:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$40,900,000	$900,000	$40,000,000
Estimated interest payments(2)	5,800,000	3,000,000	2,800,000
Operating leases	3,579,000	1,506,000	2,057,000	16,000
Minimum royalty payments	1,410,000	510,000	600,000	300,000
Uncertain tax benefits	227,000	109,000	118,000
Purchase obligations	1,706,000	1,706,000

Total	$53,622,000	$7,731,000	$45,575,000	$316,000

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

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under certain contracts. The total amount of bid and performance related bonds that were available and undrawn as of September 30, 2008 was $2,923,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of September 30, 2008 was $902,000.

FUTURE OUTLOOK

        Looking forward, we remain cautious due to domestic state and municipal budgetary constraints and the difficult financial market. The domestic marketplace also remains challenging due to the economic environment and higher commodity prices. Although the near-term outlook for domestic spending remains uncertain, recent developments may lead to an improvement in current market conditions. Recent legislation has injected $8.0 billion into the federal highway trust fund that will ensure full federal funding until September 2009. In addition, the current trend towards lower gasoline prices may positively impact state and federal gasoline tax collections as drivers return to the road. There is also the prospect of a possible economic stimulus package aimed at increasing jobs through infrastructure projects. Although we remain cautious, these factors provide us with guarded optimism that prospects for domestic sales of our products may improve in the near term.

        We expect international sales to continue to be an important driver of our sales growth and we plan to continue to focus on these markets to reduce our exposure to the domestic market. We continue to invest in our international operations, which is enabling us to further diversify our geographic coverage and increase our exposure to marketplaces where demand for our products continues to grow. We expect that international sales will be an increasing part of our business and may continue to offset the softness in domestic sales this fiscal year. However, there can be no assurance that either international or domestic sales will increase.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made, including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2008 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management during this fiscal year except for the adoption of accounting pronouncements as described in Note 1 in the Notes to Consolidated Financial Statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 1 in the Notes to Consolidated Financial Statements.

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

        Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include uncertainties related to continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; economic conditions; market demand; pricing and competitive factors, among others which are set forth in the "Risk Factors" of Part I, Item 1A, to our Annual Report on Form 10-K for the year ended June 30, 2008, which are hereby incorporated by reference.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        Part I, Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2008 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from fluctuations in interest rates on our revolving credit facility, and, to a very limited extent, currency exchange rates. The majority of our debt is outstanding at a fixed interest rate. Given that our exposure to interest rate fluctuations with respect to amounts borrowed against our revolving credit facility is lower, we currently believe that the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk is not necessary.

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no significant transaction gains or losses during the first three months of fiscal 2009 or in fiscal year 2008 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We will continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

        Our management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Item 6.    Exhibits

  (a)
  Exhibits

10(a)	Fourth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2008 by and between Quixote Corporation and certain Subsidiaries thereof and Bank of America, N.A.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED: November 7, 2008	By:	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Vice President and Treasurer (Chief Financial & Accounting Officer)

 EXHIBIT INDEX

Exhibits:

10(a)	Fourth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2008 by and between Quixote Corporation and certain Subsidiaries thereof and Bank of America, N.A.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Operations
Consolidated Balance Sheets
QUIXOTE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX