Form 10-Q
period 2008-12-31
QUIXOTE CORP
filed 2009-02-09
CIK 32870

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of January 31, 2009, there were 9,248,179 shares of the registrant's common stock ($.01-2/3 par value) outstanding.

ITEM 1.    FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended December 31,
	2008	2007
Net sales	$45,196,000	$50,383,000
Cost of sales	31,855,000	31,979,000

Gross profit	13,341,000	18,404,000

Operating expenses:
Selling & administrative	12,855,000	11,966,000
Research & development	1,720,000	1,728,000
Severance costs	843,000

	15,418,000	13,694,000

Operating profit (loss)	(2,077,000)	4,710,000
Other income (expense):
Interest income		2,000
Interest expense	(1,782,000)	(2,238,000)

	(1,782,000)	(2,236,000)

Earnings (loss) from continuing operations before income taxes	(3,859,000)	2,474,000
Income tax provision (benefit)	(1,466,000)	939,000

Earnings (loss) from continuing operations	(2,393,000)	1,535,000
Discontinued operations:
Loss from operations, net of income taxes	(46,000)	(306,000)
Loss on sale, net of income taxes	(712,000)

Loss from discontinued operations, net of income taxes	(758,000)	(306,000)

Net earnings (loss)	$(3,151,000)	$1,229,000

Per share data—basic:
Earnings (loss) from continuing operations	$(0.26)	$0.17
Loss from discontinued operations	(0.08)	(0.03)

Net earnings (loss)	$(0.34)	$0.14

Weighted average common shares outstanding	9,209,672	9,073,849

Per share data—diluted:
Earnings (loss) from continuing operations	$(0.26)	$0.16
Loss from discontinued operations	(0.08)	(0.03)

Net earnings (loss)	$(0.34)	$0.13

Weighted average common shares outstanding	9,209,672	9,141,063

Cash dividends declared per share of common stock	$0.00	$0.20

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Net sales	$20,057,000	$25,879,000
Cost of sales	14,954,000	15,894,000

Gross profit	5,103,000	9,985,000

Operating expenses:
Selling & administrative	6,881,000	6,453,000
Research & development	798,000	839,000
Severance costs	843,000

	8,522,000	7,292,000

Operating profit (loss)	(3,419,000)	2,693,000
Other income (expense):
Interest expense	(865,000)	(1,143,000)

	(865,000)	(1,143,000)

Earnings (loss) from continuing operations before income taxes	(4,284,000)	1,550,000
Income tax provision (benefit)	(1,628,000)	589,000

Earnings (loss) from continuing operations	(2,656,000)	961,000
Discontinued operations:
Loss from operations, net of income taxes		(202,000)
Loss on sale, net of income taxes

Loss from discontinued operations, net of income taxes		(202,000)

Net earnings (loss)	$(2,656,000)	$759,000

Per share data—basic:
Earnings (loss) from continuing operations	$(0.29)	$0.10
Loss from discontinued operations		(0.02)

Net earnings (loss)	$(0.29)	$0.08

Weighted average common shares outstanding	9,231,149	9,090,333

Per share data—diluted:
Earnings (loss) from continuing operations	$(0.29)	$0.10
Loss from discontinued operations		(0.02)

Net earnings (loss)	$(0.29)	$0.08

Weighted average common shares outstanding	9,231,149	9,155,950

Cash dividends declared per share of common stock	$0.00	$0.20

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$985,000	$408,000
Accounts receivable, net of allowance for doubtful accounts of $718,000 at December 31 and $418,000 at June 30	17,458,000	23,801,000
Inventories, net:
Raw materials	3,903,000	3,943,000
Work in process	5,470,000	5,007,000
Finished goods	11,540,000	10,439,000

	20,913,000	19,389,000

Deferred income tax assets	2,608,000	2,608,000
Other current assets	1,110,000	504,000
Current assets of business held for sale		20,161,000

Total current assets	43,074,000	66,871,000

Property, plant and equipment, at cost	44,638,000	43,873,000
Less accumulated depreciation	(28,541,000)	(27,162,000)

	16,097,000	16,711,000

Goodwill	17,385,000	17,385,000
Intangible assets, net	2,093,000	2,206,000
Deferred income tax assets	15,185,000	13,371,000
Other assets	565,000	890,000
Assets of business held for sale		4,109,000

	$94,399,000	$121,543,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2008	June 30, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,750,000	$17,600,000
Accounts payable	4,956,000	5,950,000
Dividends payable		1,829,000
Accrued expenses	5,142,000	5,748,000
Current liabilities of business held for sale		5,520,000

Total current liabilities	11,848,000	36,647,000

Long-term debt, net of current portion	40,000,000	40,000,000
Other long-term liabilities	1,031,000	1,059,000

	52,879,000	77,706,000

Commitments and contingent liabilities (Note 10)
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 30,000,000 shares; issued 11,082,377 shares at December 31 and 11,051,815 at June 30	185,000	184,000
Capital in excess of par value of common stock	66,712,000	66,498,000
Accumulated deficit	(3,200,000)	(49,000)
Treasury stock, at cost, 1,842,099 shares at December 31 and 1,893,552 shares at June 30	(22,177,000)	(22,796,000)

Total shareholders' equity	41,520,000	43,837,000

	$94,399,000	$121,543,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Operating activities:
Net earnings (loss)	$(3,151,000)	$1,229,000
Loss on sale, net of tax	712,000
Loss from discontinued operations, net of tax	46,000	306,000

Income (loss) from continuing operations, net of tax	(2,393,000)	1,535,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	1,490,000	1,430,000
Amortization	489,000	430,000
Deferred income taxes	(1,931,000)	753,000
Provisions for losses on accounts receivable	299,000	(182,000)
Issuance of stock retirement plan shares	268,000
Issuance of stock to 401K plan	381,000	507,000
Share-based compensation expense	185,000	386,000
Changes in operating assets and liabilities:
Accounts receivable	6,044,000	3,364,000
Inventories	(1,524,000)	(2,313,000)
Other assets	(606,000)	(560,000)
Income taxes	(132,000)	26,000
Accounts payable and accrued expenses	(1,789,000)	(4,333,000)
Other long-term liabilities	(28,000)	(22,000)

Net cash provided by operating activities—continuing operations	753,000	1,021,000
Net cash used in operating activities—discontinued operations	(1,545,000)	(3,734,000)

Net cash used in operating activities	(792,000)	(2,713,000)

Investing activities:
Capital expenditures	(876,000)	(1,887,000)
Patent expenditures	(51,000)	(41,000)
Proceeds from sale of business	20,000,000

Net cash provided by (used in) investing activities—continuing operations	19,073,000	(1,928,000)
Net cash used in investing activities—discontinued operations	(25,000)	(886,000)

Net cash provided by (used in) investing activities	19,048,000	(2,814,000)

Financing activities:
Proceeds from revolving credit agreement	14,800,000	19,000,000
Payments on revolving credit agreement	(30,650,000)	(11,500,000)
Payments on notes payable		(122,000)
Payment of semi-annual cash dividend	(1,829,000)	(1,715,000)

Net cash (used in) provided by financing activities	(17,679,000)	5,663,000

Increase in cash and cash equivalents	577,000	136,000
Cash and cash equivalents at beginning of period	408,000	848,000

Cash and cash equivalents at end of period	$985,000	$984,000

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not currently expect the adoption of FAS No. 162 to have a material effect on our consolidated results of operations or financial position.

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

        The results of discontinued operations are as follows:

	Three months ended December 31,	Six months ended December 31,
	2007	2008	2007
Net sales	$8,201,000	$1,732,000	$15,716,000

Loss from operations of discontinued operations before income taxes	$(326,000)	$(75,000)	$(492,000)
Loss from sale of assets of business		(1,148,000)

Loss before taxes	(326,000)	(1,223,000)	(492,000)
Income tax benefit	(124,000)	(465,000)	(186,000)

Loss from discontinued operations, net of income tax benefit	$(202,000)	$(758,000)	$(306,000)

        Assets and liabilities of the Intersection Control segment were classified as assets and liabilities held for sale within our consolidated balance sheet as of June 30, 2008 and consisted of the following:

Assets:
Current assets
Accounts Receivable, net	$6,270,000
Inventories	13,134,000
Other current assets	757,000

Total current assets	20,161,000
Property, plant and equipment	2,474,000
Other assets	1,635,000

Total assets of business held for sale	$24,270,000

Liabilities:
Total liabilities of business held for sale	$5,520,000

        As of December 31, 2008, there were no assets of the Intersection Control segment due to the sale of the segment on July 25, 2008.

        3.     Share-based compensation cost recognized in the six and three-month periods ended December 31, 2008 and 2007 includes compensation cost for share-based awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As of December 31, 2008, we have 484,997 common shares reserved for future grants from our stock option and award

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2008.

Share-based Compensation Expense

        The share-based compensation cost that has been charged to Selling and Administrative Expense for stock options and restricted stock awards under our stock option and award plans was $185,000 and $386,000 for the six-month periods ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $673,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. The 194,433 unvested stock options outstanding at December 31, 2008 had a weighted-average fair value of $2.32. The 18,198 shares of restricted stock unvested at December 31, 2008 had a fair value of $19.52.

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

	Six Months Ended December 31,
	2008	2007
Risk free interest rate	2.9%	3.8%
Expected dividend yield	5.17%	2.11%
Weighted average expected volatility.	38%	37%
Expected term	3.9 - 6.0 yrs	6.0 yrs
Weighted average expected term	4.4 yrs	6.0 yrs
Weighted average grant date fair value	$1.69	$6.35

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Stock Option and Restricted Stock Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	859,203	$18.54
Granted	20,000	$18.93
Exercised
Cancelled or expired	(26,800)	$21.06

Outstanding at December 31, 2007	852,403	$18.47	2.9 Years	$1,595,000

Outstanding at July 1, 2008	830,670	$18.72
Granted	152,100	$7.79
Exercised
Cancelled or expired	(102,434)	$17.39

Outstanding at December 31, 2008	880,336	$16.98	2.6 Years	$1,250

Vested at December 31, 2008	685,903	$18.89	2.0 Years	$0

        Options outstanding as of December 31, 2008 are exercisable as follows: 685,903 currently, 109,702 within one year, 42,363 in two years and 42,368 in three years. As of December 31, 2007, 710,512 options were exercisable. During the six-month periods ended December 31, 2008 and 2007, the following stock option activity occurred under our plans:

	Six Months Ended December 31,
	2008	2007
Total intrinsic value of stock options exercised	—	—
Total fair value of stock options vested	$356,000	$39,000

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Information with respect to restricted stock activity under our plans is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at July 1, 2007	—	—
Restricted stock granted	29,100	$19.52
Restricted stock vested	—	—
Cancelled or expired	—	—

Unvested at December 31, 2007	29,100	$19.52

Outstanding at July 1, 2008	29,100	$19.52
Restricted stock granted	—	—
Restricted stock vested	(9,102)	$19.52
Cancelled or expired	(1,800)	$19.52

Unvested at December 31, 2008	18,198	$19.52

Vested at December 31, 2008	9,102	$19.52

        We also had a retirement stock award program for certain of our key executives which ended with the final issuance of shares in July 2008. The retirement stock award program resulted in a charge to earnings for compensation expense of $268,000 for the six months ended December 31, 2008 and $173,000 for the six months ended December 31, 2007.

        4.     The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

        On July 1, 2007 we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" as required under U.S. generally accepted accounting principles. We had unrecognized tax benefits of $227,000 as of December 31, 2008 and June 30, 2008, of which $189,000, if recognized, would favorably affect our income tax rate. The tax liability under FIN 48 is recorded in accrued expenses.

        We record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, are recorded as part of the income tax expense during the period incurred. In accrued expenses, we had accrued $38,000 for interest and $5,000 for penalties as of December 31, 2008 and $37,000 for interest and $5,000 for penalties as of June 30, 2008.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        5.     Operating results for the first six months of fiscal 2009 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

        6.     The computation of basic and diluted earnings per share is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Earnings (loss) from continuing operations	$(2,393,000)	$1,535,000	$(2,656,000)	$961,000
Loss from discontinued operations	(46,000)	(306,000)	—	(202,000)
Loss on sale of discontinued operations	(712,000)	—	—	—

Net earnings (loss)	$(3,151,000)	$1,229,000	$(2,656,000)	$759,000

Denominator:
Weighted average shares outstanding—basic	9,209,672	9,073,849	9,231,149	9,090,333
Effect of dilutive securities—common stock options	—	67,214	—	65,617

Weighted average shares outstanding—diluted	9,209,672	9,141,063	9,231,149	9,155,950

Earnings (loss) per share of common stock—basic:
Earnings (loss) from continuing operations	$(0.26)	$0.17	$(0.29)	$0.10
Loss from discontinued operations	—	(0.03)	—	(0.02)
Loss on sale of discontinued operations	(0.08)	—	—	—

Net earnings (loss)	$(0.34)	$0.14	$(0.29)	$0.08

Earnings (loss) per share of common stock—diluted:
Earnings (loss) from continuing operations	$(0.26)	$0.16	$(0.29)	$0.10
Loss from discontinued operations	—	(0.03)	—	(0.02)
Loss on sale of discontinued operations	(0.08)	—	—	—

Net earnings (loss)	$(0.34)	$0.13	$(0.29)	$0.08

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and six-month periods ended December 31, 2007 and 2006 and are as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Average exercise price per share	$17.29	$21.37	$17.29	$21.27
Number of shares	855,000	468,000	855,000	488,000

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        In addition, employee stock options totaling 235 shares for the six-month period ending December 31, 2008 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

        7.     Accumulated other comprehensive income consisted of the following as of December 31, 2007:

Unrealized gain on derivative instrument:
Beginning balance—July 1	$109,000
Amortization to earnings	(56,000)

Total accumulated comprehensive income	$53,000

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

        The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States of $13,406,000 and $12,004,000 for the six months ended December 31, 2008 and 2007, respectively, and $5,448,000 and $6,956,000 for the three months ended December 31, 2008 and 2007, respectively. Inter-company sales between segments represented less than one percent of consolidated net sales in each of those periods.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table presents financial information about our continuing operations by segment for the six and three-month periods ended December 31, 2008 and 2007 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total
2008
SIX MONTHS
Net sales from external customers	$35,003,000	$10,193,000		$45,196,000
Operating profit (loss)	$1,958,000	$75,000	$(4,110,000)	$(2,077,000)
Unallocated interest and other			(1,782,000)	(1,782,000)

Total earnings (loss) from continuing operations before taxes	$1,958,000	$75,000	$(5,892,000)	$(3,859,000)

Identifiable assets	$53,049,000	$21,721,000	$19,629,000	$94,399,000

THREE MONTHS
Net sales from external customers	$15,021,000	$5,036,000		$20,057,000
Operating loss	$(414,000)	$(345,000)	$(2,660,000)	$(3,419,000)
Unallocated interest and other			(865,000)	(865,000)

Total loss from continuing operations before taxes	$(414,000)	$(345,000)	$(3,525,000)	$(4,284,000)

2007
SIX MONTHS
Net sales from external customers	$39,062,000	$11,321,000		$50,383,000
Operating profit (loss)	$7,000,000	$1,324,000	$(3,614,000)	$4,710,000
Unallocated interest and other			(2,236,000)	(2,236,000)

Total earnings (loss) from continuing operations before taxes	$7,000,000	$1,324,000	$(5,850,000)	$2,474,000

Identifiable assets	$56,499,000	$23,193,000	$19,807,000	$99,499,000
Assets held for sale			22,085,000	22,085,000

Total identifiable assets	$56,499,000	$23,193,000	$41,892,000	$121,584,000

THREE MONTHS
Net sales from external customers	$19,337,000	$6,542,000		$25,879,000
Operating profit (loss)	$3,771,000	$979,000	$(2,057,000)	$2,693,000
Unallocated interest and other			(1,143,000)	(1,143,000)

Total earnings (loss) from continuing operations before taxes	$3,771,000	$979,000	$(3,200,000)	$1,550,000

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        9.     Intangible assets consist of the following:

	December 31, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,797,000	$2,274,000	$1,523,000	$3,746,000	$2,160,000	$1,586,000
Technology and installed base	1,271,000	883,000	388,000	1,271,000	849,000	422,000
Customer relationships	200,000	200,000		200,000	200,000
Trade names	330,000	148,000	182,000	330,000	132,000	198,000
Other	20,000	20,000		20,000	20,000

Total	$5,618,000	$3,525,000	$2,093,000	$5,567,000	$3,361,000	$2,206,000

        Intangible amortization expense was $164,000 and $147,000, respectively, in the six-month periods ended December 31, 2008 and 2007. The estimated amortization expense for this fiscal year ended June 30, 2009 and for the five fiscal years subsequent to 2009 is as follows: $325,000, $324,000, $322,000, $268,000, $264,000 and $254,000. The carrying amount of goodwill consists of $9,246,000 for the Inform segment and $8,139,000 for the Protect and Direct segment as of December 31, 2008 and June 30, 2008.

        10.   Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

        We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $1,516,000 in fiscal year 2009, a total of $2,280,000 in fiscal years 2010 to 2011, a total of $239,000 in fiscal years 2012 to 2013 and $106,000 thereafter, for an aggregate of $4,141,000.

Product Warranty Liability

        We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties vary by product, the majority of which range from 90 days to 5 years. We accrue for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made. Our estimated product warranty liability for the six-month periods ended December 31 is as follows:

	2008	2007
Beginning Balance—July 1	$130,000	$231,000
Warranties issued	72,000	303,000
Repairs, replacements and settlements	(88,000)	(320,000)
Changes in liability for pre-existing warranties, including expirations	—	—

Ending balance—December 31	$114,000	$214,000

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Executive Agreements

        We have agreements with certain named executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, of approximately $4.1 million. A portion of these benefits will fluctuate based upon the share price at the time of the triggering event. We also have employment agreements with certain key executives which are designed to retain the services of those key employees. Upon occurrence of a triggering event under these agreements, we would be liable for payment of certain benefits under these agreements of approximately $1.6 million.

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

Bid and Performance Bonds

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,180,000 as of December 31, 2008 and $2,684,000 as of June 30, 2008. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Other Commitments

        We have standby letters of credit covering potential workers' compensation liabilities. The total amount of standby letters of credit that were outstanding was $890,000 as of December 31, 2008 and $1,012,000 as of June 30, 2008. We have included $520,000 in accrued liabilities for potential workers' compensation liabilities as of December 31, 2008.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,110,000 through fiscal year 2012. We have included $143,000 in accrued liabilities for current obligations relating to royalty agreements as of December 31, 2008.

        11.   On July 1, 2008, we adopted FAS No. 157, "Fair Value Measurements", related to financial assets and liabilities. In accordance with FASB Staff Position No. FAS 157-2, "Effective Date of SFAS 157", we deferred the adoption of FAS No. 157 for nonfinancial assets and nonfinancial liabilities for one year. The effect of adoption of FAS No. 157 was not material, resulting only in increased disclosures.

        FAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that assets and liabilities carried at fair value be classified and disclosed in categories.

  Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

  Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

  Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

        We chose not to elect the fair value option as prescribed by FAS No. 159 for our financial assets and liabilities. Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost. The carrying value of our cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The carrying value of our short-term debt approximates fair value due to the variable-rate nature of the respective borrowings. There is very limited trading of the company's convertible notes payable. The fair value of the company's convertible notes is estimated at $34,400,000, based on the most recent data available, which was at 86% of par value. The convertible notes are recorded on the balance sheet at par value of $40,000,000 as of December 31, 2008.

        12.   We recorded $843,000 in severance costs in the second quarter of fiscal 2009 related to the retirement of our former chief executive officer and a senior executive within the Protect and Direct segment.

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

        Due to the effects of the global economic downturn on infrastructure spending worldwide and the recent events that have adversely affected the credit markets, management has placed increased emphasis on reducing costs and monitoring the risks associated with the current environment, particularly the collectibility of accounts receivable and our liquidity. If the future economic environment continues to deteriorate, we could experience difficulties due to the financial viability of certain of our customers and suppliers. Increased costs and imposition of more stringent terms and conditions by our suppliers as well as delays in payment and higher default rates by our customers could affect our financial performance. In addition, the volatility of our stock price and declines in our market capitalization could put pressure on the carrying value of goodwill and other long-lived assets if these conditions persist for an extended time. See Significant Accounting Policies and Critical Estimates for further information. The holders of our $40,000,000 of convertible notes may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as early as February 15, 2010. If that occurs, there can be no assurance that we can refinance our debt on a timely basis on satisfactory terms. Management will continue to monitor the risks associated with the current economic environment and their impact on our results. See FINANCIAL CONDITION for further information.

DISCONTINUED OPERATIONS

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment and toll road monitoring systems. Accordingly, we reflect the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment were classified as assets and liabilities held for sale within our consolidated balance sheets until the sale. In the first quarter of fiscal 2009, we recorded a loss on the sale of this business of $712,000, net of income taxes. The sale of this business allowed us to strengthen our balance sheet and improve our financial flexibility by reducing the amount outstanding against our revolving credit facility.

RESULTS OF OPERATIONS

        Overall, we saw decreased sales and profitability for the first six months and the second quarter of fiscal 2009 compared with the same periods last year, primarily due to the effects of the global economic downturn on infrastructure spending that we experienced during the current second quarter. For the current second quarter, sales decreased 22% compared to the second quarter of last year due to decreased sales across both of our operating segments both domestically and internationally. These decreases in the second quarter offset the sales increases in the first quarter of fiscal 2009. International sales for the second quarter of fiscal 2009 decreased 22% compared to the second quarter last year primarily due to decreased sales in the Asia-Pacific region, particularly in China. However, for the first six months of fiscal 2009, international sales increased 12% compared to the first six months of fiscal 2008. Domestic sales decreased 23% compared to the second quarter of last year. Sales for the Protect and Direct segment decreased 22% and sales in our Inform segment decreased 23% compared to the second quarter of last year. The decreased sales volume resulted in an operating loss for both segments for the quarter. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the financial results of our continuing operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues by Segment:
Protect and Direct	$15,021,000	$19,337,000	$35,003,000	$39,062,000
Inform	5,036,000	6,542,000	10,193,000	11,321,000

	$20,057,000	$25,879,000	$45,196,000	$50,383,000

Geographic Revenues:
Domestic	$14,609,000	$18,923,000	$31,790,000	$38,379,000
International	5,448,000	6,956,000	13,406,000	12,004,000

	$20,057,000	$25,879,000	$45,196,000	$50,383,000

Operating Income (Loss) by Segment:
Protect and Direct	$(414,000)	$3,771,000	$1,958,000	$7,000,000
Inform	(345,000)	979,000	75,000	1,324,000
Unallocated Corporate	(2,660,000)	(2,057,000)	(4,110,000)	(3,614,000)

	$(3,419,000)	$2,693,000	$(2,077,000)	$(4,710,000)

Gross profit percentage	25.4%	38.6%	29.5%	36.5%

Selling and administrative expenses as a percentage of sales	34.3%	24.9%	28.4%	23.8%

Diluted earnings (loss) from continuing operations per share	$(0.29)	$0.10	$(0.26)	$0.16

Revenues

        Our net sales for the second quarter of fiscal 2009 decreased $5,822,000, or 22%, to $20,057,000 from $25,879,000 for the second quarter last year, with decreases in both domestic and international sales, which we believe is primarily due to the effects of the global economic downturn on infrastructure spending worldwide.

        Our net sales for the first six months of fiscal 2009 decreased $5,187,000, or 10%, to $45,196,000 from $50,383,000 for the same period last year with sales decreases in both the Protect and Direct segment and the Inform segment. Sales increases during the first quarter of this year for both segments were offset by the sales decreases during the second quarter of this year.

        Geographic—Domestic sales for the second quarter of fiscal 2009 decreased 23% to $14,609,000 from $18,923,000, with decreased sales across both segments, due to the effects of the domestic economic downturn and state and municipal budgetary constraints. International sales for the second quarter of fiscal 2009 decreased $1,507,000, or 22%, to $5,448,000, compared to $6,956,000 for the second quarter last year, primarily due to decreased sales in the Asia-Pacific region. In that region, approximately $1,000,000 in sales in China during the second quarter last year were not repeated in the second quarter of fiscal 2009. International sales for the Protect and Direct segment decreased 20% primarily due to decreased sales of permanent crash cushions in Asia-Pacific, particularly in China. However, we continue to see strong interest in our Protect and Direct products in other regions including Europe, Latin America and the Mideast/Africa region, where sales increased 29% over the second quarter of fiscal 2008. International sales for the Inform segment decreased 32%, primarily due to decreased sales of weather sensors in Europe and Canada.

        International sales for the first six months of fiscal 2009 increased $1,402,000, or 12%, to $13,406,000, compared to $12,004,000 for the same period last year, primarily due to increased sales of Protect and Direct products in Europe, Latin America and the Mideast/Africa region. International sales for the Protect and Direct segment increased 13% over the first six months of last year. International sales for the Inform segment increased 4% primarily due to increased sales in Canada and the Asia Pacific region in the first quarter of fiscal 2009. Domestic sales for the first six months of fiscal 2009 decreased 17% to $31,790,000 from $38,379,000 due to decreased sales in both segments.

        Protect and Direct—Net sales for the Protect and Direct segment for the second quarter of fiscal 2009 decreased 22% to $15,021,000 from $19,337,000 for the second quarter last year with decreases in both domestic and international sales. The decrease in sales was due to decreased sales of permanent crash cushions, truck mounted attenuators, Triton® water-filled barriers, delineators and parts, which were partially offset by increased sales of ABC terminals and barrels.

        Net sales for the Protect and Direct segment for the first six months of fiscal 2009 decreased 10% to $35,003,000 from $39,062,000 for the same period last year. Increased international sales in the first quarter of this year were offset by decreased domestic and international sales in the second quarter of this year. The decrease in sales for the first six months of this year was across most major product lines, particularly truck mounted attenuators and permanent crash cushions, which were offset somewhat by increased sales of ABC terminals and Triton® water-filled barriers.

        Inform—Net sales for the Inform segment for the second quarter of fiscal 2009 decreased 23%, or $1,506,000, to $5,036,000 from $6,542,000 for the second quarter last year. The decrease in sales in the current second quarter compared to the second quarter of fiscal 2008 was primarily due to decreased sales of weather sensors and highway advisory radios, partially offset by increased sales of traffic sensors.

        Net sales for the Inform segment for the first six months of fiscal 2009 decreased 10%, or $1,128,000, to $10,193,000 from $11,321,000 for the same period last year. Increased international sales in the first quarter of this year were offset by decreased domestic and international sales in the second quarter of this year. Increased sales of traffic sensors in the first six months of this year were more than offset by decreased sales of weather sensing products and highway advisory radio products.

Gross Profit Margin

        Our gross profit margin for the second quarter of fiscal 2009 was 25.4% compared to 38.6% for the second quarter last year. The gross margin for the Protect and Direct segment declined due to manufacturing inefficiencies related to the lower sales volume and the fixed nature of many of our expenses and in part due to unfavorable product sales mix with higher sales of ABC terminals, which have lower gross margins than some other product lines. The gross margin for the Inform segment declined due to inefficiencies related to the lower sales volume and in part due to unfavorable product sales mix with lower sales of higher margin highway advisory radios.

        Our gross profit margin for the first six months of fiscal 2009 was 29.5% compared to 36.5% primarily due to manufacturing inefficiencies related to the lower sales volume and the fixed nature of many of our expenses and in part due to unfavorable product sales mix.

Selling and Administrative Expenses

        Selling and administrative expenses for the second quarter of fiscal 2009 increased $428,000, or 7%, to $6,881,000 from $6,453,000 for the second quarter last year. This was primarily due to increased bad debt expenses in both our Protect and Direct and Inform segments. Selling and administrative expenses increased as a percentage of sales to 34.3% for the second quarter of 2009 from 24.9%.

        Selling and administrative expenses for the first six months of fiscal 2009 increased $889,000, or 7%, to $12,855,000 from $11,966,000 for the same period last year. Selling and administrative expenses in the Protect and Direct and the Inform segments increased due to higher bad debt expenses in both segments and to increased legal and marketing promotion costs in the Protect and Direct segment. Selling and administrative expenses increased as a percentage of sales to 28.4% for the first six months of 2009 from 23.8% last year.

Severance Costs

        We recorded $843,000 in severance costs in the second quarter of fiscal 2009 related to the retirement of our former chief executive officer and a senior executive within the Protect and Direct segment.

Research and Development

        Research and development expenditures for the second quarter of fiscal 2009 decreased $41,000, or 5%, to $798,000 from $839,000 for the same period last year due to decreases in the Inform segment.

        Research and development expenditures for the first six months of fiscal 2009 remained consistent with expenditures in the same period last year as we continue our development of new products.

Operating Profit (Loss)

        The operating loss for the second quarter of fiscal 2009 was $3,419,000, compared to operating profit of $2,693,000 for the second quarter of fiscal 2008. For the second quarter of fiscal 2009, the operating loss for the Protect and Direct Group was $414,000, compared to operating profit of $3,771,000 in the same period last year, primarily due to the lower sales volume, unfavorable product sales mix and increased selling and administrative expenses. The operating loss for the Inform segment was $345,000, compared to operating profit of $979,000 for the second quarter of last year due primarily to decreased sales and unfavorable product sales mix. The operating loss for the second quarter of fiscal 2009 also included severance costs of $843,000.

        The operating loss for the first six months of fiscal 2009 was $2,077,000, compared to operating profit of $4,710,000 for the first six months of fiscal 2008. For the first six months of fiscal 2009, operating profit for the Protect and Direct segment was $1,958,000 compared to $7,000,000 for the same period last year, due to the lower sales volume, unfavorable product sales mix and higher selling and administrative expenses. Operating profit for the Inform segment was $75,000 compared to operating profit of $1,324,000 for the first six months of last year, also due to the lower sales volume, unfavorable product sales mix and higher selling and administrative expenses.

Interest Expense

        Interest expense for the second quarter of fiscal 2009 decreased $278,000, or 24% to $865,000 from $1,143,000 for the second quarter last year, primarily due to the lower level of revolving debt outstanding and to the lower interest rates on our revolving debt. The interest rate on our bank facility is based on LIBOR or the British Bankers Association LIBOR, plus a margin. Our overall weighted average interest rate was 6.8% as of December 31, 2008, primarily due to the 7% interest rate on our $40,000,000 in convertible debt.

        Interest expense for the first six months of fiscal 2009 decreased to $1,782,000 from $2,238,000 for the same period last year. The decrease was primarily due to the lower level of revolving debt outstanding and to the lower interest rates on our revolving debt.

Income Tax Provision (Benefit)

        The income tax benefit for the second quarter of fiscal 2009 was $1,628,000 representing a 38% effective income tax rate. The income tax provision for the second quarter of fiscal 2008 was $589,000, also representing a 38% effective income tax rate.

        The income tax benefit for the first six months of fiscal 2009 was $1,466,000, compared to a provision of $939,000 for the same period last year, both representing a 38% effective income tax rate.

Earnings (Loss) from Continuing Operations

        The loss from continuing operations for the second quarter of fiscal 2009 was $2,656,000, or $0.29 per diluted share, compared to earnings from continuing operations of $961,000, or $0.10 per diluted share, for the second quarter last year. The current quarter loss includes severance costs of $843,000, or $0.06 per diluted share.

        The loss from continuing operations for the first six months of fiscal 2009 was $2,393,000, or $0.26 per diluted share, compared to earnings of $1,535,000, or $0.16 per diluted share, for the same period last year.

Loss from Discontinued Operations, Net of Income Taxes

        The loss from discontinued operations, net of income taxes, for the second quarter of fiscal 2008 was $202,000, or $0.02 per diluted share.

        The loss from discontinued operations, net of income taxes, for the first six months of fiscal 2009 was $758,000, or $0.08 per diluted share, compared to a net loss of $306,000, or $0.03 per diluted share, for the same period last year.

Net Earnings (Loss)

        The net loss for the second quarter of fiscal 2009 was $2,656,000, or $0.29 per diluted share, compared to net earnings of $759,000, or $0.08 per diluted share, for the second quarter last year.

        The net loss for the first six months of fiscal 2009 was $3,151,000, or $0.34 per diluted share, compared to net earnings of $1,229,000, or $0.13 per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of cash historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $985,000 as of December 31, 2008. As of December 31, 2008, we had $1,750,000 outstanding against our bank credit facility and $40,000,000 in 7% Convertible Senior Subordinated Notes due February 2025 (the "Convertible Notes").

        Our current secured bank credit agreement with our senior bank (the "Credit Agreement") includes both fixed and floating interest rate options, at the LIBOR and British Bankers Association LIBOR rate, plus a margin. The Credit Agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria, such as a fixed charge coverage ratio, a maximum senior leverage ratio, and a maximum total leverage ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements.

        We were in violation of certain covenants as of the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 and we received waivers from our senior bank for those violations. Accordingly, we also amended the Credit Agreement with an amendment dated November 7, 2008. As of December 31, 2008, we were in violation of the maximum total leverage ratio and the fixed charge ratio, for which we received a waiver and an amendment dated February 9, 2009. This amendment to the Credit Agreement reduced the amount of the revolver commitment from $40 million to $15 million, changed the expiration date from February 2010 to November 1, 2009, prohibited payments for dividends and the purchase of our common stock for the treasury and increased the interest rate margin and certain fees. The Credit Agreement may be renewed one additional year on each anniversary date upon mutual consent of the Company and the bank. We are currently working with our senior bank on an additional amendment to the Credit Agreement. We expect that the amendment will modify several financial covenants which would include the addition of a monthly borrowing base formula to restrict borrowings based on eligible accounts receivable, inventory and fixed assets in order to reduce the possibility that we may violate financial covenants in the future. However, there is no assurance that we will be able to obtain an amendment on terms that are mutually satisfactory to avoid a default. In the event of a default, our senior bank could elect to declare all amounts borrowed under the Agreement, $1,750,000 as of December 31, 2008, to be due and currently payable and could cancel the outstanding letters of credit, $890,000 as of December 31, 2008. We would then attempt to negotiate a new credit agreement. However, there can be no assurance that we would be able to negotiate a new credit agreement with satisfactory terms and conditions within an acceptable time period.

        The holders of our $40,000,000 of Convertible Notes may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, as early as February 15, 2010. We are working with our senior bank and are in the process of evaluating a variety of refinancing alternatives. We are also pursuing other strategic and financial alternatives, including the sale and leaseback of certain assets. We have also taken several actions to reduce our cost structure and we continue to investigate other potential cost savings alternatives. To conserve cash, we have suspended our semiannual dividend and we have reduced capital expenditures. However, even with these actions, given the continued weakness in the economy and in the credit markets, there can be no assurance that we can obtain the necessary capital on satisfactory terms to pay the Convertible Note holders, should they require payment in February 2010.

        Our ability to remain in compliance with the covenants of the Credit Agreement, as amended, and to modify our capital structure is dependent upon our future performance and may be affected in part by events beyond our control, including the current economic downturn. Reduced cash flows from operations, regardless of cause, will make it more difficult to comply with our bank covenants. Continuing uncertainty in the credit markets may affect our ability to access those markets and may increase costs associated with borrowing and issuing debt instruments. In the event of a default of our Credit Agreement, there are currently no default interest provisions. The provisions of our Credit Agreement and Convertible Notes each include cross-default provisions such that a default on any individual payment obligation greater than $5 million is a default under both agreements.

        Our outstanding borrowings were $41,750,000, or 50.1% of total capitalization, as of December 31, 2008, of which $1,750,000 was outstanding against our bank credit facility. This compares to outstanding borrowings of $57,600,000, or 56.8% of total capitalization, as of June 30, 2008, of which $17,600,000 was outstanding against our bank credit facility. We used $20 million in proceeds from the sale of the Intersection Control segment in the first quarter to pay down substantially all of our revolving bank debt. Included in long-term debt as of December 31, 2008 and June 30, 2008 was the $40 million of Convertible Notes. The amount of standby letters of credit outstanding was $890,000 as of December 31, 2008 and $1,012,000 as of June 30, 2008.

        Although the variable interest rates under our revolving credit facility have been volatile due to the current credit environment, the financial effect on us has not been significant as the amount outstanding against the facility was only $1,750,000 as of December 31, 2008. Currently, we do not believe that our operating cash flow needs will require us to significantly increase our bank borrowings in the near term. Our $40 million of 7% Convertible Notes accounted for the majority of our $41.8 million in outstanding debt as of December 31, 2008.

Cash Flows

        Cash flows provided by continuing operations were $753,000 during the first six months of fiscal 2009 compared with $1,021,000 provided by continuing operations in the first six months of fiscal 2008. For the first six months of fiscal 2009, cash used to fund the loss from continuing operations, net of tax, of $2,393,000 was offset by cash provided through a decrease in working capital. Decreased working capital provided $1,965,000 primarily representing decreased accounts receivable due to the lower level of our sales. Further offsetting the loss from continuing operations were non-cash expenses of $1,181,000, including depreciation and amortization expense. Although we are focused on reducing working capital, such as inventory levels, to provide cash, further losses from continuing operations would negatively impact cash flow provided by operations.

        Cash used in discontinued operations was $1,545,000 during the first six months of fiscal 2009 and $3,734,000 in the first six months of fiscal 2008 primarily representing increased working capital including increased inventory and decreased accounts payable.

        Investing activities of continuing operations provided cash of $19,073,000 during the first six months of fiscal 2009, compared to $1,928,000 used in the first six months of the prior year. Proceeds from the sale of the Intersection Control segment provided cash of $20 million in the first quarter of fiscal 2009. Expenditures during the first six months of fiscal 2009 included $876,000 for capital expenditures compared with $1,887,000 for the first six months last year as we manage our capital spending in this difficult environment.

        Financing activities used cash of $17,679,000 during the first six months of fiscal 2009, compared with $5,663,000 of cash provided during the first six months of fiscal 2008. The $20 million in proceeds from the sale of the Intersection Control segment was used to pay down substantially all of our bank debt in the first quarter of this year. Also during the first six months of fiscal 2009, we borrowed a net $4,150,000, excluding the $20 million, against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,829,000 during the first six months of fiscal 2009. Our recent decision to suspend payment of the semi-annual dividend will save nearly $4 million in annual cash expenditures.

        For fiscal 2009, we anticipate needing less than $2,000,000 in cash for capital expenditures compared to $3,371,000 for fiscal 2008 as we manage our capital spending in this difficult environment. As discussed above, we have undertaken a comprehensive examination of financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, the sale of assets and the restructuring of our current Convertible Notes and Credit Agreement. We currently believe that future cash needs will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or from proceeds resulting from the sale of assets. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. However, continued negative performance would negatively impact cash from operations and our cash flow accordingly. Management will continue to closely monitor our liquidity and the credit markets. However, management cannot predict the impact to our Company caused by any further disruption in the credit environment.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2008. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2008:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$41,750,000	$1,750,000	$40,000,000
Estimated interest payments(2)	5,800,000	3,000,000	2,800,000
Operating leases	4,141,000	1,516,000	2,280,000	239,000	106,000
Minimum royalty payments	1,110,000	510,000	600,000
Uncertain tax benefits	227,000	109,000	118,000
Purchase obligations	1,532,000	1,532,000

Total	$54,560,000	$8,417,000	$45,798,000	$239,000	106,000

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

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under certain contracts. The total amount of bid and performance related bonds that were available and undrawn as of December 31, 2008 was $2,180,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of December 31, 2008 was $890,000.

FUTURE OUTLOOK

        Looking forward, we remain cautious given the weakening global economic conditions and the difficult financial markets. This unfavorable market environment may continue to negatively affect demand for our products indefinitely. However, domestically we are optimistic about the benefits of the proposed federal funding for transportation projects as part of President Obama's economic recovery plan. In the Bill the House of Representatives approved in January 2009, $30 billion in federal funding, with no required state match, will be directed toward "shovel-ready" state infrastructure projects that can commence within 90 days of the allocation of funds. In addition, legislation enacted in September 2008 injected $8.0 billion into the federal highway trust fund that will ensure full federal funding until the current federal highway bill expires in September 2009. We also believe the stabilization of gasoline prices may positively impact state and federal gasoline tax collections as drivers return to the road. Although we remain cautious, these factors provide us with guarded optimism that prospects for domestic sales of our products may improve. However, even if the economic recovery package is enacted soon, there is no guarantee that it will have any favorable impact on our business or that domestic sales will increase.

        Although international sales decreased during the second quarter of this fiscal year, we expect international sales to continue to be an important driver of our sales growth and we plan to continue to focus on these markets to offset the softness in the domestic market. International sales during the second quarter decreased due to the weakening global economic conditions and these conditions may cause future international opportunities to be limited. However, we are currently cautiously optimistic that international sales in fiscal 2009 may modestly outpace last year's international sales of $24.6 million. We expect that international sales will be an increasing part of our business and may partially offset the softness in domestic sales this fiscal year. However, there can be no assurance that international sales will increase.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made, including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2008 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management during this fiscal year except for the adoption of accounting pronouncements as described in Note 1 in the Notes to Consolidated Financial Statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We are providing updated information for the following significant accounting policies:

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

        Goodwill and other indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit's fair value to determine the implied fair value of the reporting unit's goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written down to its implied fair value. Fair values are determined using discounted cash flow methodologies.

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

        During the fourth quarter of fiscal 2008, we performed the annual impairment review relative to goodwill and intangible assets and concluded that no impairment had occurred. Our common stock price declined significantly during fiscal 2008 and has continued to decline during fiscal 2009. Subsequent to December 31, 2008, our stock price declined such that our market value is currently lower than our book value. Management has considered the near-term effects of the weakening global economic conditions and the credit crisis including, but not limited to, lower near-term order levels in the Protect and Direct segment, operating losses in both segments for the second quarter of fiscal 2009 and our depressed stock price. We operate in a seasonal market, with sales highest in our fiscal fourth quarter. Sales in the second quarter are typically the lowest. Sharp rises and declines in demand occur regularly and are not necessarily indicative of a decline in the long-term value of a business. Both of our segments were profitable for the first six months of fiscal 2009. It is our belief that order levels within the Protect and Direct segment, profitability for both segments and our common stock price may rebound along with the eventual improvement in the domestic and world economies. For this and other reasons, management believes that the long-term economic outlook of our reporting segments is not materially different than assumed at the annual impairment analysis date, and therefore management did not perform interim impairment testing during the second quarter of fiscal 2009.

        Our stock price is a factor impacting the assessment of the fair value of our underlying reporting segments for purposes of performing a goodwill impairment assessment. Our stock price can be affected by, among other things, the relatively small public float of our stock, quarterly fluctuations in our operating results, and changes in estimates of our future earnings. We believe that the continued weakening of economic conditions globally and the significant turmoil in the financial markets contributed to the volatility of our stock price over the last 9 to 12 months. If our common stock price remains depressed and our market capitalization remains below our carrying value for a sustained period, it is possible that this may be an indicator of goodwill impairment, at which time we would perform a goodwill impairment test. Furthermore, higher than expected operating losses by either of our segments during the third quarter of fiscal 2009 or changes in expectations related to the depth and duration of the global economic downturn and the credit crisis could cause us to perform an interim goodwill impairment test prior to the next annual testing date in the fourth quarter of fiscal 2009. The amount of an impairment loss could be up to the total amounts of goodwill and intangible assets recorded as of December 31, 2008 of $9,246,000 and $1,111,000 for the Inform segment, respectively, and $8,139,000 and $982,000 for the Protect and Direct segment, respectively. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

INCOME TAXES

        We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. We currently expect the deferred tax assets recorded to be fully realizable. However, our recent operating losses and the weakening global economic conditions could cause us to perform a review of the realizability of our deferred tax assets of $17,793,000 recorded as of December 31, 2008. It is possible that the review would result in an increased valuation allowance, increasing income tax expense, which would adversely affect our operating results.

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

        Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include uncertainties related to continued weakening of the global economic conditions and the constricted financial markets; continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; market demand for our products; pricing and competitive factors, among others which are set forth in the "Risk Factors" of Part I, Item 1A, to our Annual Report on Form 10-K for the year ended June 30, 2008, which are hereby incorporated by reference, as amended at Item 1A of Part II of this Quarterly Report on Form 10-Q.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        Part I, Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2008 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from fluctuations in interest rates on our revolving credit facility, and, to a limited extent, currency exchange rates. The majority of our debt is at a fixed interest rate. Given that our exposure to interest rate fluctuations is low, we currently believe that the use of derivative instruments in the form of non-trading interest rate swaps to manage the risk is not necessary.

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no material transaction gains or losses during the first six months of fiscal 2009 or in fiscal year 2008 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We will continue to evaluate derivative financial instruments to manage foreign currency exchange rate changes. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

        Our management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Item 1A.    Risk Factors

        The risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 are amended to read as follows:

        These risk factors include forward-looking statements that involve risks and uncertainties. All forward-looking statements, including those detailed in our public filings with the SEC, news releases and other communications, speak only as of the dates of those filings or communications. There can be no assurance that actual results will not differ materially from our expectations.

        The effects of the weakening global economic conditions and the distressed financial markets may adversely affect our sales, capital structure and liquidity.

        The current weakening global economic conditions and the distressed financial markets have generally resulted in reduced demand for products, volatility in the capital markets, and constricted credit availability. Continuation of these economic conditions can further reduce our sales, and the uncertainty in the capital and credit markets may adversely affect our ability to access necessary capital, whether by refinancing our existing debt, or obtaining agreements for new debt, or by issuing securities as well as increase the cost of such capital. Reduced access to capital and credit markets combined with reduce cash flow from operations would adversely affect our liquidity.

        The downturn in the global economy and the transportation safety and highway construction industries may adversely affect our operating results.

        General economic downturns, including downturns in the transportation safety and highway construction industries, could result in a material decrease in our revenues and operating results. We believe that the current downturn of global economic conditions and the related reduction in government funding adversely impacted our performance in fiscal year 2008 and in the first half of fiscal 2009. Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending which can be adversely impacted by reduced tax revenues. In addition, trends toward privatization of highways may impact the nature of spending on transportation safety products. Many of our costs are fixed and cannot be quickly reduced in response to decreased demand.

        A decrease or delay in federal government funding of transportation safety and highway construction and maintenance may cause our revenues, profits and cash flow to decrease.

        We depend substantially on federal, state and municipal funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization legislation, SAFETEA-LU, expires September 30, 2009. We anticipate that delays in the passage of a new highway bill will occur, which may increase uncertainty in state and municipal governments and delays in commencing infrastructure projects. SAFETEA-LU was delayed more than two years after the previous law had expired. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future.

        Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. When the price of gasoline increased in 2008, the number of miles driven decreased significantly which depleted the surplus in the federal highway trust fund. In September, 2008, legislation was enacted to transfer $8 billion from the general fund to the highway trust fund in an attempt to keep the fund solvent until October 2009. Reduced tax revenues and altered driving patterns may impact the future solvency of the highway trust fund.

        Congress is currently considering passage of an economic recovery package which includes an unprecedented $30 billion in federal funding for highway improvements, aimed at increasing jobs through infrastructure projects. There is no assurance that this legislation will become law, or if enacted, that such a law will contain provisions that will positively affect demand for our products.

        Any change in the availability of federal funds and the timing of the release of those funds to the state and local governments can have an adverse impact on our revenues, profits and cash flow.

        Constraints on state and local government budgets and decreases in state highway funding may adversely affect our financial performance.

        States and municipalities may reduce spending on highways due to reduced tax revenues and other budget constraints and priorities. Loss of tax revenues and such budgetary constraints adversely affect the ability of states to fund transportation, highway and infrastructure projects, and therefore reduce the demand for our products. Municipalities also suffer from budget constraints that can reduce transportation safety spending.

        Like the federal highway trust fund which depends on gasoline tax revenue, state highway funds also are dependent on revenue from state gasoline taxes. A number of states also contribute a portion of their sales tax on new car purchases into their state highway funds. A decrease in miles driven or new car sales may adversely affect the ability of states to fund transportation projects, and correspondingly, reduce the demand for our products.

        Our business could be adversely affected by reduced levels of cash, whether from operations or pursuant to the terms of our debt.

        Historically, our principal sources of cash have been cash flows from operations and borrowings from banks and other sources. Given the weakening global economic conditions, operations may continue to generate less cash and could result in our failing to comply with our bank credit agreement covenants. We have obtained waivers from our bank for failure to comply with certain covenants, and we are seeking to amend our current credit facility. Our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with our credit agreement, or that we will be able to obtain amendments to our credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

        In addition, the holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may as of February 2010 require us to repurchase those Notes at 100% of the principal plus unpaid interest.

        Reduced levels of cash could adversely affect our plans to grow our business domestically and internationally, because we would not have sufficient cash to fund research and development projects, or enter new markets, or acquire new products.

        We depend on principal customers.

        Although we depend on principal customers, no single customer of Quixote represents a significant portion of total revenues. In fiscal 2008, approximately 7%, 7% and 6% of our consolidated revenues resulted from sales to customers in the States of New York, Texas and California, respectively. Customers may include distributors, contractors, departments of transportation, state agencies, local governments or municipalities. Any reduction in state transportation safety spending could materially affect our sales in those states, whether caused by reduced tax revenues or other budget constraints or priorities. The loss of, or a significant reduction in, orders from our customers in these states could have a material adverse effect on our financial condition and results of operations. Many state governments, including New York, Texas and California, have announced budget short-falls, which could further adversely affect sales of our products.

        Our customers and suppliers may be adversely affected by the current global economic conditions, reduced government spending on transportation and highway projects, and the distressed credit markets. In turn, delays in placing orders and payment for products and higher default rates by our customers, as well as increased costs and imposition of more stringent terms and conditions by our suppliers could adversely affect our financial performance.

        We are in a competitive marketplace.

        To the extent one or more of our current or future competitors introduce products that better address customer requirements, or are less expensive than our products, our business could be adversely affected and we may be unable to maintain our leadership position in certain product lines. Competition may adversely affect the selling prices and the profit margins on our products. We may not be successful in developing and marketing our existing products or new products or incorporating new technology on a timely basis or at a reduced cost. If we are unable to timely develop and introduce new products, or enhance existing products, or reduce costs in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected.

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

        We have been affected by increased prices for certain commodities, particularly steel, aluminum and resin, which are a significant component of the cost of certain of our products. Such price increases negatively impact our gross margin for certain products, if we are unable to pass along to our customers cost increases. Increasing fuel and freight costs adversely affected our performance beginning in fiscal 2006 and into fiscal 2009.

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

        Global economic conditions, as well as difficulties in managing and expanding in international markets, could affect future growth in these markets.

        In fiscal year 2008, international sales were $24,642,000 or 24%, of our total sales and we believe international markets are an important source of our growth. We plan to continue to increase our presence in these markets. However, the current deterioration of the global economy has had an adverse impact on our international sales, and we anticipate, will continue to adversely affect our international sales, as foreign governments reduce spending for transportation and infrastructure projects.

        In connection with an increase in international sales efforts, we need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Moreover, funding and government requirements vary by country with respect to transportation safety. In a number of countries there are no governmental requirements or funding for transportation safety and we must educate officials and demonstrate the need for and the benefits of our products. In addition, our international revenues are subject to the following risks:

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

        Some of our future business projects will be located in China, where we opened a new facility in Beijing during fiscal 2007. As a consequence, the economic, political, legal and social conditions in China could have an adverse effect on our business, results of operations and financial condition. The current economic condition in China has affected, and we anticipate will continue to affect, adversely our financial performance in China. Some of the other risks related to doing business in China include:

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

        Historically we have grown by acquisitions and we may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. We may incur additional costs and our management's attention may be diverted because of unforeseen expenses, complications, delays and other risks inherent in acquiring businesses, including the following:

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

        Our success depends on our management and other employees.

        To execute our business plans, we need to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment. Our ability to attract and retain executives, qualified engineers, skilled manufacturing and marketing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, is an important factor in determining our future success.

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

        Acts of war or terrorism could adversely impact our business and operating results.

        Acts of war or terrorism (wherever located around the world) may cause damage or disruption to our employees, facilities, suppliers, distributors or customers, which could significantly impact our sales, costs, expenses and financial condition. The potential for acts of war or hostility or terrorism may create many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. We are uninsured for losses and interruption caused by acts of war.

*        *        *

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

Item 4.    Submission of Matters to Vote of Security Holders

        Our Annual Meeting of Stockholders was held on November 13, 2008. The matters voted on at the Annual Meeting were the following:

  (1)
  The election of Leslie J. Jezuit, Daniel P. Gorey and Duane M. Tyler to serve as Directors for a three-year term until the annual meeting of stockholders in 2011.

  (2)
  The ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm.

        Messrs. Jezuit, Gorey and Tyler were elected and the ratification of the appointment of Grant Thornton LLP was approved as a result of the following stockholder votes:

		For	Against	Abstain or Withheld
(1)	Election of Directors
	Leslie J. Jezuit	8,116,600		377,720
	Daniel P. Gorey	8,004,270		490,050
	Duane M. Tyler	8,346,151		148,169
(2)	Ratification of
	Grant Thornton LLP	8,474,163	9,825	10,332

The terms of James H. DeVries, Lawrence C. McQuade, Victor Schwartz and Robert D. van Roijen as directors continued after this meeting.

Item 5.    Other Information

        (a)   On January 15, 2009, we issued a press release announcing preliminary financial results for our second quarter ended December 31, 2008. The full text of the press release is furnished with this Form 10-Q as Exhibit 99. On January 29, 2009 we issued a press release announcing our financial results for the second quarter ended December 31, 2008 and on January 30, 2009 we disclosed the release on Form 8-K and furnished a copy of the release as an exhibit to the Form 8-K.

        The information in this Item 5(a) and the related exhibit is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. This information shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

Item 6.    Exhibits

(a)
Exhibits

10.1
Lease dated November 19, 2008 by and between SLP I, LLC, SLP II, LLC and SLP III, LLC, and Surface Systems, Inc. and Guaranty of Lease dated November 19, 2008 by and between SLP I, LLC, SLP II, LLC and SLP III, LLC, and Quixote Corporation

10.2
Severance and Non-Competition Agreement dated as of February 3, 2009 by and between Quixote Corporation and Bruce Reimer

10.3
Change of Control Agreement dated as of February 3, 2009 by and between Quixote Corporation and Bruce Reimer

10.4
Letter Agreement dated as of February 3, 2009 by and between Quixote Corporation and Bruce Reimer

10.5
Retirement Agreement and General Release dated December 23, 2008 by and between Leslie J. Jezuit and Quixote Corporation

10.6
Waiver, Fifth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of February 9, 2009 by and between Quixote Corporation and certain

  Subsidiaries thereof and Bank of America, N.A. and Second Amended and Restated Revolving Loan Note dated as of February 9, 2009 from Quixote Corporation to Bank of America, N.A.

31
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99
Press Release issued by Quixote Corporation dated January 15, 2009

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION
DATED:	February 9, 2009	/s/ DANIEL P. GOREY Daniel P. Gorey Chief Financial Officer, Executive Vice President and Treasurer (Chief Financial & Accounting Officer)

 EXHIBIT INDEX

Exhibits:

10.1
Lease dated November 19, 2008 by and between SLP I, LLC, SLP II, LLC and SLP III, LLC, and Surface Systems, Inc. and Guaranty of Lease dated November 19, 2008 by and between SLP I, LLC, SLP II, LLC and SLP III, LLC, and Quixote Corporation

10.2
Severance and Non-Competition Agreement dated as of February 3, 2009 by and between Quixote Corporation and Bruce Reimer

10.3
Change of Control Agreement dated as of February 3, 2009 by and between Quixote Corporation and Bruce Reimer

10.4
Letter Agreement dated as of February 3, 2009 by and between Quixote Corporation and Bruce Reimer

10.5
Retirement Agreement and General Release dated December 23, 2008 by and between Leslie J. Jezuit and Quixote Corporation

10.6
Waiver, Fifth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of February 9, 2009 by and between Quixote Corporation and certain Subsidiaries thereof and Bank of America, N.A. and Second Amended and Restated Revolving Loan Note dated as of February 9, 2009 from Quixote Corporation to Bank of America, N.A.

31
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Press Release issued by Quixote Corporation dated January 15, 2009

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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submission of Matters to Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX