Form 10-Q
period 2009-03-31
QUIXOTE CORP
filed 2009-05-11
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-08123

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2675371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

35 East Wacker Drive	60601
Chicago, Illinois	(Zip Code)
(Address of principal executive offices)

(312) 467-6755
(Registrant’s telephone number, including area code)

No Change
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

As of April 30, 2009, there were 9,296,383 shares of the registrant’s common stock ($.01-2/3 par value) outstanding.

ITEM 1. FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31,

	2009	2008

Net sales	$67,301,000	$73,252,000
Cost of sales	48,303,000	47,699,000

Gross profit	18,998,000	25,553,000

Operating expenses:
Selling & administrative	19,419,000	18,563,000
Research & development	2,394,000	2,603,000
Severance costs	1,172,000
Asset impairment charge	9,246,000

	32,231,000	21,166,000

Operating profit (loss)	(13,233,000)	4,387,000

Other income (expense):
Interest income	7,000	338,000
Interest expense	(2,630,000)	(3,306,000)

	(2,623,000)	(2,968,000)

Earnings (loss) from continuing operations before income taxes	(15,856,000)	1,419,000
Income tax provision (benefit)	(4,880,000)	539,000

Earnings (loss) from continuing operations	(10,976,000)	880,000

Discontinued operations:
Loss from operations, net of income taxes	(46,000)	(815,000)
Loss on sale, net of income taxes	(712,000)

Loss from discontinued operations, net of income taxes	(758,000)	(815,000)

Net earnings (loss)	$(11,734,000)	$65,000

Per share data - basic:
Earnings (loss) from continuing operations	$(1.19)	$0.10
Loss from discontinued operations	(0.08)	(0.09)

Net earnings (loss)	$(1.27)	$0.01

Weighted average common shares outstanding	9,226,818	9,087,053

Per share data - diluted:
Earnings (loss) from continuing operations	$(1.19)	$0.10
Loss from discontinued operations	(0.08)	(0.09)

Net earnings (loss)	$(1.27)	$0.01

Weighted average common shares outstanding	9,226,818	9,138,763

Cash dividends declared per share of common stock	$0.00	$0.20

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Net sales	$22,105,000	$22,869,000
Cost of sales	16,448,000	15,720,000

Gross profit	5,657,000	7,149,000

Operating expenses:
Selling & administrative	6,564,000	6,597,000
Research & development	674,000	875,000
Severance costs	329,000
Asset impairment charge	9,246,000

	16,813,000	7,472,000

Operating loss	(11,156,000)	(323,000)

Other income (expense):
Interest income	7,000	336,000
Interest expense	(848,000)	(1,068,000)

	(841,000)	(732,000)

Loss from continuing operations before income taxes	(11,997,000)	(1,055,000)
Income tax benefit	(3,414,000)	(400,000)

Loss from continuing operations	(8,583,000)	(655,000)

Discontinued operations:
Loss from operations, net of income taxes		(509,000)
Loss on sale, net of income taxes

Loss from discontinued operations, net of income taxes		(509,000)

Net loss	$(8,583,000)	$(1,164,000)

Per share data - basic:
Loss from continuing operations	$(0.93)	$(0.07)
Loss from discontinued operations		(0.06)

Net loss	$(0.93)	$(0.13)

Weighted average common shares outstanding	9,265,533	9,113,751

Per share data - diluted:
Loss from continuing operations	$(0.93)	$(0.07)
Loss from discontinued operations		(0.06)

Net loss	$(0.93)	$(0.13)

Weighted average common shares outstanding	9,265,533	9,113,751

Cash dividends declared per share of common stock	$0.00	$0.00

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,

	2009	2008
ASSETS

Current assets:

Cash and cash equivalents	$128,000	$408,000
Accounts receivable, net of allowance for doubtful accounts of $780,000 at March 31 and $418,000 at June 30	17,996,000	23,801,000

Inventories, net:
Raw materials	5,481,000	3,943,000
Work in process	4,388,000	5,007,000
Finished goods	8,668,000	10,439,000

	18,537,000	19,389,000

Deferred income tax assets	2,608,000	2,608,000
Other current assets	1,090,000	504,000
Current assets of business held for sale		20,161,000

Total current assets	40,359,000	66,871,000

Property, plant and equipment, at cost	45,208,000	43,873,000
Less accumulated depreciation	(29,127,000)	(27,162,000)

	16,081,000	16,711,000

Goodwill	8,139,000	17,385,000
Intangible assets, net	2,029,000	2,206,000
Deferred income tax assets	18,599,000	13,371,000
Other assets	452,000	890,000
Assets of business held for sale		4,109,000

	$85,659,000	$121,543,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,

	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$42,850,000	$17,600,000
Accounts payable	4,162,000	5,950,000
Dividends payable		1,829,000
Accrued expenses	4,378,000	5,748,000
Current liabilities of business held for sale		5,520,000

Total current liabilities	51,390,000	36,647,000

Long-term debt, net of current portion		40,000,000
Other long-term liabilities	1,032,000	1,059,000

	52,422,000	77,706,000

Commitments and contingent liabilities (Note 10)

Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 11,077,711 shares at March 31 and 11,051,815 at June 30	185,000	184,000
Capital in excess of par value of common stock	66,467,000	66,498,000
Accumulated deficit	(11,783,000)	(49,000)
Treasury stock, at cost, 1,796,894 shares at March 31 and 1,893,552 shares at June 30	(21,632,000)	(22,796,000)

Total shareholders’ equity	33,237,000	43,837,000

	$85,659,000	$121,543,000

See Notes to Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March,

	2009	2008

Operating activities:
Net earnings (loss)	$(11,734,000)	$65,000
Loss on sale, net of tax	712,000
Loss from discontinued operations, net of tax	46,000	815,000

Income (loss) from continuing operations, net of tax	(10,976,000)	880,000

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Asset impairment charge	9,246,000
Depreciation	2,076,000	2,137,000
Amortization	740,000	605,000
Deferred income taxes	(5,345,000)	40,000
Provisions for losses on accounts receivable	361,000	(373,000)
Issuance of stock retirement plan shares	268,000
Issuance of stock to 401K plan	576,000	798,000
Share-based compensation expense	290,000	579,000
Changes in operating assets and liabilities:
Accounts receivable	5,444,000	5,567,000
Inventories	852,000	(1,850,000)
Other assets	(640,000)	(719,000)
Income taxes	(132,000)	2,650,000
Accounts payable and accrued expenses	(3,347,000)	(4,423,000)
Other long-term liabilities	(27,000)	28,000

Net cash (used in) provided by operating activities – continuing operations	(614,000)	5,919,000
Net cash used in operating activities – discontinued operations	(1,545,000)	(5,661,000)

Net cash (used in) provided by operating activities	(2,159,000)	258,000

Investing activities:
Capital expenditures	(1,446,000)	(2,965,000)
Patent expenditures	(71,000)	(65,000)
Proceeds from sale of business	20,000,000

Net cash provided by (used in) investing activities – continuing operations	18,483,000	(3,030,000)
Net cash used in investing activities – discontinued operations	(25,000)	(1,239,000)

Net cash provided by (used in) investing activities	18,458,000	(4,269,000)

Financing activities:
Proceeds from revolving credit agreement	22,800,000	26,500,000
Payments on revolving credit agreement	(37,550,000)	(18,500,000)
Payments on notes payable		(122,000)
Payment of semi-annual cash dividend	(1,829,000)	(3,533,000)
Proceeds from exercise of stock options		84,000
Purchase of treasury stock		(2,000)

Net cash (used in) provided by financing activities	(16,579,000)	4,427,000

(Decrease) increase in cash and cash equivalents	(280,000)	416,000

Cash and cash equivalents at beginning of period	408,000	848,000

Cash and cash equivalents at end of period	$128,000	$1,264,000

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

Certain balances in fiscal 2008 have been reclassified to conform to the 2009 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the divested Intersection Control segment.

Recently Adopted and Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 157 (FAS No. 157), “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of FAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. Staff Position No. FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FAS No. 157 related to financial assets and liabilities on July 1, 2008, as discussed further in footnote 11, and it did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that FAS No. 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted FAS No. 159 on July 1, 2008. We did not adopt the fair value option permitted under this statement and therefore the adoption of this statement had no effect on our results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133”. FAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of this statement effective January 1, 2009 did not impact our results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations”, and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 amends and clarifies issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The effective date for both Statements and FSP 141(R)-1 is the beginning of our fiscal 2010. We do not expect the adoption of FAS No. 141 (revised 2007), FSP 141(R)-1 and FAS No. 160 to have an impact on our results of operations or financial position, however, future transactions will need to be evaluated under the requirements of these standards.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and the period cash flows used to measure the fair value of the asset under FAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for FAS 142’s entity-specific factors. The effective date for FAS 142-3 is the beginning of our fiscal 2010. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The effective date for FSP APB 14-1 is the beginning of our fiscal 2010. We are currently evaluating the impact that the adoption of FSP APB 14-1 will have on our results of operations and financial position.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not currently expect the adoption of FAS No. 162 to have a material effect on our results of operations or financial position.

In April 2009, the FASB issued three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009, which will be the beginning of our fiscal 2010. We are currently evaluating the impact of the following:

i) FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii) FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in financial statements.

iii) FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

2. On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. We have reflected the results of those operations as discontinued operations. We recognized a loss on sale of the Intersection Control segment of $712,000, net of income taxes of $436,000, in the first quarter of fiscal 2009. Also during that period in connection with the sale, approximately $11 million in deferred tax assets were recorded as net operating losses which were classified as other temporary differences as of June 30, 2008. These amounts were not classified as assets held for sale within our consolidated balance sheet as of June 30, 2008 as the net operating losses can be used to offset future consolidated income.

The results of discontinued operations are as follows:

	Three months ended March 31,	Nine months ended March 31,
	2008	2009	2008

Net sales	$7,001,000	$1,732,000	$22,717,000

Loss from operations of discontinued operations before income taxes	$(822,000)	$(75,000)	$(1,314,000)
Loss from sale of assets of business		(1,148,000)

Loss before taxes	(822,000)	(1,223,000)	(1,314,000)
Income tax benefit	(313,000)	(465,000)	(499,000)

Loss from discontinued operations, net of income tax benefit	$(509,000)	$(758,000)	$(815,000)

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

As of March 31, 2009, there were no assets of the Intersection Control segment due to the sale of the segment on July 25, 2008.

3. Share-based compensation cost recognized in the nine and three-month periods ended March 31, 2009 and 2008 includes compensation cost for share-based awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As of March 31, 2009, we have 469,663 common shares reserved for future grants from our stock option and award plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2008.

Share-based Compensation Expense

The share-based compensation cost that has been charged to Selling and Administrative Expense for stock options and restricted stock awards under our stock option and award plans was $104,000 and $193,000 for the three-month periods ending March 31, 2009 and 2008, respectively and $290,000 and $579,000 for the nine-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $441,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. The 214,433 unvested stock options outstanding at March 31, 2009 had a weighted-average fair value of $2.25. The 13,532 shares of restricted stock unvested at March 31, 2009 had a fair value of $19.52.

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

	Nine Months Ended March 31,

	2009	2008

Risk free interest rate	2.9%	3.8%
Expected dividend yield	4.57%	2.11%
Weighted average expected volatility	39%	37%
Expected term	3.9 – 6.0 yrs	6.0 yrs
Weighted average expected term	4.3 yrs	6.0 yrs
Weighted average grant date fair value	$1.68	$6.35

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

Stock Option and Restricted Stock Activity

Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2007	859,203	$18.54
Granted	20,000	$18.93
Exercised	(20,000)	$8.34
Cancelled or expired	(26,800)	$21.06

Outstanding at March 31, 2008	832,403	$18.72	2.7 Years	$0

Outstanding at July 1, 2008	830,670	$18.72
Granted	172,100	$7.36
Exercised
Cancelled or expired	(102,434)	$17.39

Outstanding at March 31, 2009	900,336	$16.70	2.4 Years	$0

Vested at March 31, 2009	685,903	$18.89	1.8 Years	$0

Options outstanding as of March 31, 2009 are exercisable as follows: 685,903 currently, 116,369 within one year, 49,029 in two years and 49,035 in three years. As of March 31, 2008, 690,512 options were exercisable. During the nine-month periods ended March 31, 2009 and 2008, the following stock option activity occurred under our plans:

	Nine Months Ended
	March 31,

	2009	2008

Total intrinsic value of stock options exercised		$153,000
Total fair value of stock options vested	$356,000	$747,000

Information with respect to restricted stock activity under our plans is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at July 1, 2007
Restricted stock granted	29,100	$19.52
Restricted stock vested
Cancelled or expired

Unvested at March 31, 2008	29,100	$19.52

Outstanding at July 1, 2008	29,100	$19.52
Restricted stock granted
Restricted stock vested	(9,102)	$19.52
Cancelled or expired	(6,466)	$19.52

Unvested at March 31, 2009	13,532	$19.52

Vested at March 31, 2009	9,102	$19.52

We also had a retirement stock award program for certain of our key executives which ended with the final issuance of shares in July 2008. The retirement stock award program resulted in a charge to earnings for compensation expense of $268,000 for the nine months ended March 31, 2009 and $160,000 for the nine months ended March 31, 2008.

4. The income tax benefit for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

On July 1, 2007 we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as required under U.S. generally accepted accounting principles. We had unrecognized tax benefits of $227,000 as of March 31, 2009 and June 30, 2008, of which $189,000, if recognized, would favorably affect our income tax rate. The tax liability under FIN 48 is recorded in accrued expenses.

We record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, are recorded as part of the income tax expense during the period incurred. In accrued expenses, we had accrued $39,000 for interest and $6,000 for penalties as of March 31, 2009 and $37,000 for interest and $5,000 for penalties as of June 30, 2008.

We file income tax returns in jurisdictions of operation, including federal, state and international jurisdictions. At times, we are subject to audits in these jurisdictions. The final resolution of any such tax audit could result in either a reduction in our accruals or an increase in our income tax provision, both of which could have an impact on consolidated results of operations in any given period. U.S. federal income tax returns have been audited through fiscal 2004. The tax years 2005 through 2008 remain open to examination by the other major taxing authorities to which we are subject. We currently have no significant audits in process. We do not anticipate significant changes in the unrecognized tax benefits within the next twelve months as the result of examinations or lapse of statues of limitations to be material to our results of operations or financial position.

5. Operating results for the first nine months of fiscal 2009 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

6. The computation of basic and diluted earnings per share is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,

	2009	2008	2009	2008

Numerator:
Earnings (loss) from continuing operations	$(10,976,000)	$880,000	$(8,583,000)	$(655,000)
Loss from discontinued operations	(46,000)	(815,000)		(509,000)
Loss on sale of discontinued operations	(712,000)

Net earnings (loss)	$(11,734,000)	$65,000	$(8,583,000)	$(1,164,000)

Denominator:
Weighted average shares outstanding-basic	9,226,818	9,087,053	9,265,533	9,113,751
Effect of dilutive securities- common stock options		51,710

Weighted average shares outstanding-diluted	9,226,818	9,138,763	9,265,533	9,113,751

Earnings (loss) per share of common stock - basic:
Earnings (loss) from continuing operations	$(1.19)	$0.10	$(0.93)	$(0.07)
Loss from discontinued operations		(0.09)		(0.06)
Loss on sale of discontinued operations	(0.08)

Net earnings (loss)	$(1.27)	$0.01	$(0.93)	$(0.13)

Earnings (loss) per share of common stock - diluted:
Earnings (loss) from continuing operations	$(1.19)	$0.10	$(0.93)	$(0.07)
Loss from discontinued operations		(0.09)		(0.06)
Loss on sale of discontinued operations	(0.08)

Net earnings (loss)	$(1.27)	$0.01	$(0.93)	$(0.13)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three and nine-month periods ended March 31, 2009 and 2008 and are as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,

	2009	2008	2009	2008

Average exercise price per share	$16.98	$21.17	$16.70	$19.98
Number of shares	880,336	507,733	900,336	677,403

In addition, employee stock options totaling 18,903 shares for the three-month period ending March 31, 2008 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

7. Accumulated other comprehensive income consisted of the following as of March 31, 2008:

Unrealized gain on derivative instrument:
Beginning balance – July 1	$109,000
Amortization to earnings	(89,000)

Total accumulated comprehensive income	$20,000

8. We have two continuing reportable segments, one which manufactures and sells products that Protect and Direct and one which manufactures and sells products that Inform. In July, 2008, our Intersection Control segment was divested. The operations from this business segment have been included in discontinued operations, and are discussed in more detail in Note 2 on dispositions. The segment information included below has been reclassified to reflect such discontinued operations.

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

The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States of $19,514,000 and $16,330,000 for the nine months ended March 31, 2009 and 2008, respectively, and $6,108,000 and $4,326,000 for the three months ended March 31, 2009 and 2008, respectively. Inter-company sales between segments represented less than one percent of consolidated net sales in each of those periods.

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

The following table presents financial information about our continuing operations by segment for the nine and three-month periods ended March 31, 2009 and 2008 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total

2009
NINE MONTHS
Net sales from external customers	$51,244,000	$16,057,000		$67,301,000

Operating profit (loss)	$1,388,000	$(8,992,000)	$(5,629,000)	$(13,233,000)
Unallocated interest and other			(2,623,000)	(2,623,000)

Total earnings (loss) from continuing operations before taxes	$1,388,000	$(8,992,000)	$(8,252,000)	$(15,856,000)

Identifiable assets	$50,579,000	$13,089,000	$21,991,000	$85,659,000

THREE MONTHS
Net sales from external customers	$16,241,000	$5,864,000		$22,105,000

Operating loss	$(509,000)	$(9,067,000)	$(1,580,000)	$(11,156,000)
Unallocated interest and other			(841,000)	(841,000)

Total loss from continuing operations before taxes	$(509,000)	$(9,067,000)	$(2,421,000)	$(11,997,000)

2008
NINE MONTHS
Net sales from external customers	$56,815,000	$16,437,000		$73,252,000

Operating profit (loss)	$8,383,000	$1,336,000	$(5,332,000)	$4,387,000
Unallocated interest and other			(2,968,000)	(2,968,000)

Total earnings (loss) from continuing operations before taxes	$8,383,000	$1,336,000	$(8,300,000)	$1,419,000

Identifiable assets	$55,447,000	$22,520,000	$18,178,000	$96,145,000
Assets held for sale			23,996,000	23,996,000

Total identifiable assets	$55,447,000	$22,520,000	$42,174,000	$120,141,000

THREE MONTHS
Net sales from external customers	$17,753,000	$5,116,000		$22,869,000

Operating profit (loss)	$1,383,000	$12,000	$(1,718,000)	$(323,000)
Unallocated interest and other			(732,000)	(732,000)

Total earnings (loss) from continuing operations before taxes	$1,383,000	$12,000	$(2,450,000)	$(1,055,000)

9. Intangible assets consist of the following:

	March 31, 2009			June 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and licenses	$3,817,000	$2,333,000	$1,484,000	$3,746,000	$2,160,000	$1,586,000
Technology and installed base	1,271,000	899,000	372,000	1,271,000	849,000	422,000
Customer relationships	200,000	200,000		200,000	200,000
Trade names	330,000	157,000	173,000	330,000	132,000	198,000
Other	20,000	20,000		20,000	20,000

Total	$5,638,000	$3,609,000	$2,029,000	$5,567,000	$3,361,000	$2,206,000

Intangible amortization expense was $248,000 and $235,000, respectively, in the nine-month periods ended March 31, 2009 and 2008. The estimated amortization expense for this fiscal year ended June 30, 2009 and for the five fiscal years subsequent to 2009 is as follows: $326,000, $324,000, $322,000, $268,000, $264,000 and $254,000. The carrying amount of goodwill consists of $8,139,000 for the Protect and Direct segment as of March 31, 2009 and as of June 30, 2008 and $9,246,000 for the Inform segment as of June 30, 2008. The remaining goodwill of the Inform segment was written off in the current quarter as described in footnote 13.

10. Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Annual minimum future rental payments for lease commitments will be approximately $352,000 for the remainder of fiscal year 2009, a total of $2,265,000 in fiscal years 2010 to 2011, a total of $239,000 in fiscal years 2012 to 2013 and $106,000 thereafter, for an aggregate of $2,962,000.

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

	2009	2008

Beginning Balance - July 1	$130,000	$231,000
Warranties issued	153,000	358,000
Repairs, replacements and settlements	(127,000)	(351,000)
Changes in liability for pre-existing warranties, including expirations		(50,000)

Ending balance – March 31	$156,000	$188,000

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

Indemnification of Lenders and Agents Under Credit Facilities

Under our credit facility, we have agreed to indemnify our lender against costs or losses resulting from changes in laws and regulations which would increase the lender’s costs, and from any legal action brought against the lender related to the use of loan proceeds. These indemnification provisions generally extend for the term of the credit facility and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $3,111,000 as of March 31, 2009 and $2,684,000 as of June 30, 2008. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding was $1,120,000 as of March 31, 2009 and $1,012,000 as of June 30, 2008. We have included $557,000 in accrued liabilities for potential workers’ compensation liabilities as of March 31, 2009.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,110,000 through fiscal year 2012. We have included $207,000 in accrued liabilities for current obligations relating to royalty agreements as of March 31, 2009.

11. On July 1, 2008, we adopted FAS No. 157, “Fair Value Measurements”, related to financial assets and liabilities. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of SFAS 157”, we deferred the adoption of FAS No. 157 for nonfinancial assets and nonfinancial liabilities for one year. The effect of the adoption of FAS No. 157 was not material, resulting only in increased disclosures.

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

We chose not to elect the fair value accounting option as prescribed by FAS No. 159 for our financial assets and liabilities. Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost. The carrying value of our cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The carrying value of our short-term debt from our revolving credit facility approximates fair value due to the variable-rate nature of the respective borrowings. There is very limited trading of the company’s convertible notes payable. The fair value of the company’s convertible notes is estimated at $28,000,000, based on the most recent data available, which is at 70% of par value. The convertible notes are recorded on the balance sheet at par value of $40,000,000 as of March 31, 2009.

12. We recorded $329,000 in severance costs in the third quarter of fiscal 2009 related to workforce reductions primarily within the Protect and Direct segment. We recorded $843,000 in severance costs in the second quarter of fiscal 2009 related to the retirement of our former chief executive officer and a senior executive within the Protect and Direct segment.

13. During the fourth quarter of fiscal 2008, we performed the annual impairment review of our goodwill and intangible assets and concluded that no impairment had occurred. Subsequent to December 31, 2008, our common stock price declined such that the market value of our common equity became lower than our book value and the stock price remained depressed for a sustained period during the current third quarter. In addition, the current economic conditions which began to adversely impact our business to a significant extent during the second quarter of fiscal 2009 continued for a sustained period into the third quarter. As a result, management performed an interim asset impairment assessment of our goodwill and intangible assets during the current third quarter. We performed the interim first step of the asset impairment test for both of our segments and determined that the carrying value of our Inform segment exceeded its fair value, indicating that goodwill of that segment was impaired. Having determined that the Inform segment goodwill was impaired, we then performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the segment to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying value of goodwill. Based upon that test, we determined that the entire amount of the Inform segment goodwill was impaired and we recorded a goodwill impairment charge in the Inform segment of $9,246,000, or $6,877,000 net of income tax benefits, in the third quarter of fiscal 2009.

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

Due to the continuing difficult economic conditions and its negative impact on infrastructure spending as well as the events that continue to adversely affect the credit markets, management has placed increased emphasis on reducing costs and monitoring the risks associated with the current environment, particularly the collectibility of accounts receivable and our liquidity. If the economic environment continues to deteriorate, we could experience difficulties due to the financial viability of certain of our customers and suppliers. Increased costs and imposition of more stringent terms and conditions by our suppliers as well as delays in payment and higher default rates by our customers could affect our financial performance. In addition, the volatility of our stock price and declines in our market capitalization could put pressure on the carrying value of goodwill in our Protect and Direct segment and other long-lived assets if these conditions persist for an extended time. See Significant Accounting Policies and Critical Estimates for further information. The holders of our $40,000,000 of convertible notes may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as early as February 15, 2010. If that occurs, there can be no assurance that we will be able to refinance this debt on a timely basis and on satisfactory terms, if at all. Management will continue to monitor the risks associated with the current economic environment and their impact on our results. See FINANCIAL CONDITION for further information.

DISCONTINUED OPERATIONS

On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment and toll road monitoring systems. Accordingly, we reflect the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment were classified as assets and liabilities held for sale within our consolidated balance sheets until the sale. In the first quarter of fiscal 2009, we recorded a loss on the sale of this business of $712,000, net of income taxes. The sale of this business allowed us to reduce the amount outstanding against our revolving credit facility.

RESULTS OF OPERATIONS

Overall, we saw decreased sales and profitability for the first nine months and the third quarter of fiscal 2009 compared with the same periods last year, primarily due to the effects of the current economic downturn on infrastructure spending. Our results for the quarter reflect improvement in our business over the second quarter of fiscal 2009. For the current third quarter, sales decreased 3% compared to the third quarter of last year due to decreased domestic sales in the Protect and Direct segment, which were partially offset by increased international sales in both segments as well as increased domestic sales in the Inform segment. International sales for the third quarter of fiscal 2009 increased 41% compared to the third quarter last year due to increased sales across most regions. Domestic sales decreased 14% compared to the third quarter of last year. Sales in our Protect and Direct segment decreased 9% while sales in our Inform segment increased 15% compared to the third quarter of last year. The decreased sales volume in the quarter resulted in an operating loss for the Protect and Direct segment for the quarter. Excluding a $9,246,000 non-cash asset impairment charge recorded within the Inform segment, the segment recorded operating profit for the current quarter. See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the financial results of our continuing operations:

	Three Months Ended March 31,			Nine Months Ended March 31,

	2009		2008	2009		2008

Revenues by Segment:
Protect and Direct	$16,241,000		$17,753,000	$51,244,000		$56,815,000
Inform	5,864,000		5,116,000	16,057,000		16,437,000

	$22,105,000		$22,869,000	$67,301,000		$73,252,000

Geographic Revenues:
Domestic	$15,997,000		$18,543,000	$47,787,000		$56,922,000
International	6,108,000		4,326,000	19,514,000		16,330,000

	$22,105,000		$22,869,000	$67,301,000		$73,252,000

Operating Income (Loss) by Segment:
Protect and Direct	$(509,000)		$1,383,000	$1,388,000		$8,383,000
Inform	(9,067,000	) (1)	12,000	(8,992,000	) (1)	1,336,000
Unallocated Corporate	(1,580,000)		(1,718,000)	(5,629,000)		(5,332,000)

	$(11,156,000)		$(323,000)	$(13,233,000)		$4,387,000

Gross profit percentage	25.6%		31.3%	28.2%		34.9%

Selling and administrative expenses as a percentage of sales	29.7%		28.8%	28.9%		25.3%

Diluted earnings (loss) from continuing operations per share	$(0.93)		$(0.07)	$(1.19)		$0.10

(1) Includes a $9,246,000 non-cash asset impairment charge.

Revenues

Our net sales for the third quarter of fiscal 2009 decreased $764,000, or 3%, to $22,105,000 from $22,869,000 for the third quarter last year, with decreases in Protect and Direct segment domestic sales partially offset by increased international sales in both segments and increased domestic sales in the Inform segment. The decrease in domestic sales for the Protect and Direct segment in the quarter was due to continuing softness in the domestic market for our Protect and Direct products.

Our net sales for the first nine months of fiscal 2009 decreased $5,951,000, or 8%, to $67,301,000 from $73,252,000 for the same period last year with sales decreases in both the Protect and Direct segment and the Inform segment. Increased international sales in both segments were partially offset by decreased domestic sales primarily due to the effects of the current economic downturn on infrastructure spending.

Geographic - International sales for the third quarter of fiscal 2009 increased $1,782,000, or 41%, to $6,108,000, compared to $4,326,000 for the third quarter last year, with increased sales in most regions and particularly in Canada, Europe and Latin America. International sales for the Protect and Direct segment increased 42% primarily due to increased sales of ABC Terminal products in Europe and Latin America and to increased truck mounted attenuator and crash cushion product sales in Canada. International sales for the Inform segment increased 39%, primarily due to large sales of traffic sensors in Argentina and Thailand. Domestic sales for the third quarter of fiscal 2009 decreased 14% to $15,997,000 from $18,543,000 due to decreased sales in the Protect and Direct segment caused by the effects of the domestic economic downturn and state and municipal budgetary constraints.

International sales for the first nine months of fiscal 2009 increased $3,184,000, or 19%, to $19,514,000, compared to $16,330,000 for the same period last year, with increased sales in both segments. International sales for the Protect and Direct segment increased 20% over the first nine months of last year due to increased sales Canada, Europe, Latin America and the Mideast/Africa region. Protect and Direct sales in Asia decreased over the prior year period primarily because approximately $1,000,000 in sales in China during the second quarter last year were not repeated in fiscal 2009. International sales for the Inform segment increased 15% primarily due to increased sales in Latin America and the Asia Pacific region in the first nine months of fiscal 2009. Domestic sales for the first nine months of fiscal 2009 decreased 16% to $47,787,000 from $56,922,000 due to decreased sales in both segments

Protect and Direct – Net sales for the Protect and Direct segment for the third quarter of fiscal 2009 decreased 9% to $16,241,000 from $17,753,000 for the third quarter last year with decreases in domestic sales offsetting increased international sales. Decreased sales of permanent crash cushions, parts, Triton® water-filled barriers and delineators were partially offset by increased sales of truck mounted attenuators, barrels and ABC terminals. We continue to see strong demand for ABC terminals in the international markets and particularly in Europe.

Net sales for the Protect and Direct segment for the first nine months of fiscal 2009 decreased 10% to $51,244,000 from $56,815,000 for the same period last year. Increased international sales were offset by decreased domestic sales in the period. The decrease in sales for the first nine months of this year was across most major product lines, particularly truck mounted attenuators and permanent crash cushions, which were offset somewhat by increased sales of ABC terminals and barrels.

Inform – Net sales for the Inform segment for the third quarter of fiscal 2009 increased 15%, or $748,000, to $5,864,000 from $5,116,000 for the third quarter last year. The increase in sales in the current third quarter compared to the third quarter of fiscal 2008 was due to increases across most major product lines.

Net sales for the Inform segment for the first nine months of fiscal 2009 decreased 2%, or $380,000, to $16,057,000 from $16,437,000 for the same period last year. Increased international sales in the current nine-month period were offset by decreased domestic sales. Increased sales of traffic and weather sensors in the first nine months of this year were more than offset by decreased sales of highway advisory radio products.

Gross Profit Margin

Our gross profit margin for the third quarter of fiscal 2009 was 25.6% compared to 31.3% for the third quarter last year. The gross margin for the Protect and Direct segment declined due to manufacturing inefficiencies related to the lower sales volume and due to unfavorable product sales mix with higher sales of ABC terminals, which have lower gross margins than some other product lines. The gross margin for the Inform segment improved slightly due to volume efficiencies.

Our gross profit margin for the first nine months of fiscal 2009 was 28.2% compared to 34.9% primarily due to manufacturing inefficiencies related to the lower sales volume and the fixed nature of many of our expenses and in part due to unfavorable product sales mix with increased sales of ABC Terminals and other third-party manufactured items which have lower gross margins.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of fiscal 2009 decreased $33,000, or 1%, to $6,564,000 from $6,597,000 for the third quarter last year. Decreased selling and administrative expenses related to headcount reductions and other cost-savings initiatives were largely offset by increased bad debt expense and legal costs. Selling and administrative expenses increased as a percentage of sales to 29.7% for the third quarter of 2009 from 28.8%.

Selling and administrative expenses for the first nine months of fiscal 2009 increased $856,000, or 5%, to $19,419,000 from $18,563,000 for the same period last year. Selling and administrative expenses in the Protect and Direct and the Inform segments increased due to higher bad debt expenses in both segments and to increased legal and marketing promotion costs in the Protect and Direct segment. Selling and administrative expenses increased as a percentage of sales to 28.9% for the first nine months of 2009 from 25.3% last year.

Research and Development

Research and development expenditures for the third quarter of fiscal 2009 decreased $201,000, or 23%, to $674,000 from $875,000 for the same period last year due to decreases in both segments, primarily caused by headcount reductions.

Research and development expenditures for the nine months of fiscal 2009 decreased $209,000, or 8%, to $2,394,000 from $2,603,000 for the same period last year due to decreases in both segments, primarily caused by headcount reductions.

Severance Costs

We recorded $329,000 in severance costs in the third quarter of fiscal 2009 related to headcount reductions in both segments. Of this amount, the Protect and Direct segment recorded $262,000 and the Inform segment recorded $67,000.

We recorded $1,172,000 in severance costs in the first nine months of fiscal 2009 related to the retirement of our former chief executive officer and a senior executive within the Protect and Direct segment as well as to headcount reductions in both segments. Of this amount, the Protect and Direct segment recorded $323,000, the Inform segment recorded $67,000 and $782,000 was recorded as unallocated corporate expenses.

Asset Impairment Charge

We performed an interim asset impairment assessment as our common stock price remained depressed during the current third quarter, causing our market capitalization to remain below our carrying value for a sustained period and also due to the extent and duration the current economic conditions have affected our operating results. We recorded a non-cash asset impairment charge of $9,246,000 or $6,877,000 net of income taxes, in the third quarter representing the remaining portion of the goodwill recorded for the Inform segment.

Operating Profit (Loss)

The operating loss for the third quarter of fiscal 2009 was $11,156,000, compared to an operating loss of $323,000 for the third quarter of fiscal 2008. For the third quarter of fiscal 2009, the operating loss for the Protect and Direct Group was $509,000, compared to operating profit of $1,383,000 in the same period last year, primarily due to the lower sales volume and unfavorable product sales mix. The operating loss for the Inform segment was $9,067,000 including a $9,246,000 non-cash asset impairment charge compared to operating profit of $12,000 for the third quarter of last year. The operating loss for the third quarter of fiscal 2009 also included severance costs of $329,000.

The operating loss for the first nine months of fiscal 2009 was $13,233,000, compared to operating profit of $4,387,000 for the first nine months of fiscal 2008. For the first nine months of fiscal 2009, operating profit for the Protect and Direct Group was $1,388,000, compared to operating profit of $8,383,000 in the same period last year, primarily due to the lower sales volume and unfavorable product sales mix. The operating loss for the Inform segment was $8,992,000 including a $9,246,000 non-cash asset impairment charge compared to operating profit of $1,336,000 for the first nine months of last year. The operating loss for the first nine months of fiscal 2009 also included severance costs of $1,172,000.

Interest Expense

Interest expense for the third quarter of fiscal 2009 decreased $220,000, or 21% to $848,000 from $1,068,000 for the third quarter last year, primarily due to the lower level of revolving debt outstanding and also to the lower interest rates on our revolving debt. The interest rate on our bank facility is based on LIBOR or the British Bankers Association LIBOR, plus a margin. Our overall weighted average interest rate was 6.8% as of March 31, 2009, primarily due to the 7% interest rate on our $40,000,000 in convertible debt.

Interest expense for the first nine months of fiscal 2009 decreased to $2,630,000 from $3,306,000 for the same period last year. The decrease was primarily due to the lower level of revolving debt outstanding and to the lower interest rates on our revolving debt.

Interest Income

Interest income for the third quarter of fiscal 2008 was $336,000, which included interest earned on a $2.6 million federal income tax refund received during the third quarter of last year.

Income Tax Provision (Benefit)

The income tax benefit for the third quarter of fiscal 2009 was $3,414,000 representing a 28% effective income tax rate. An income tax benefit of $2,369,000 was recorded on the asset impairment charge of $9,246,000. The income tax benefit for the third quarter of fiscal 2008 was $400,000, representing a 38% effective income tax rate.

The income tax benefit for the first nine months of fiscal 2009 was $4,880,000, representing a 31% effective income tax rate. This compares to a provision of $539,000 for the same period last year, representing a 38% effective income tax rate.

Earnings (Loss) from Continuing Operations

The loss from continuing operations for the third quarter of fiscal 2009 was $8,583,000, or $0.93 per diluted share, compared to earnings from continuing operations of $655,000, or $0.07 per diluted share, for the third quarter last year. The current quarter loss includes the asset impairment charge of $6,877,000, net of income tax benefit, or $0.74 per diluted share. The current quarter loss also includes severance costs of $204,000, net of income tax benefit, or $0.02 per diluted share. Last year’s third quarter earnings included interest income on a tax refund of $208,000, net of income tax provision, or $0.02 per diluted share.

The loss from continuing operations for the first nine months of fiscal 2009 was $10,976,000, or $1.19 per diluted share, compared to earnings from continuing operations of $880,000, or $0.10 per diluted share, for the first nine months last year. The current nine-month loss includes the asset impairment charge of $6,877,000, net of income tax benefit, or $0.74 per diluted share. The current nine-month loss also includes severance costs of $727,000, net of income tax benefit, or $0.08 per diluted share. Last year’s nine-month earnings included interest income on a tax refund of $208,000, net of income tax provision, or $0.02 per diluted share.

Loss from Discontinued Operations, Net of Income Taxes

The loss from discontinued operations, net of income taxes, for the third quarter of fiscal 2008 was $509,000, or $0.06 per diluted share.

The loss from discontinued operations, net of income taxes, for the first nine months of fiscal 2009 was $758,000, or $0.08 per diluted share, compared to a net loss of $815,000, or $0.09 per diluted share, for the same period last year.

Net Earnings (Loss)

The net loss for the third quarter of fiscal 2009 was $8,583,000, or $0.93 per diluted share, compared to a net loss of $1,164,000, or $0.13 per diluted share, for the third quarter last year.

The net loss for the first nine months of fiscal 2009 was $11,734,000, or $1.27 per diluted share, compared to net earnings of $65,000, or $0.01 per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of cash historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $128,000 as of March 31, 2009. As of March 31, 2009, we had $2,850,000 outstanding against our bank credit facility and $40,000,000 in 7% Convertible Senior Subordinated Notes due February 2025 (the “Convertible Notes”).

Our current secured bank credit agreement with our senior bank (the “Credit Agreement”) includes both fixed and floating interest rate options, at the LIBOR and British Bankers Association LIBOR rate, plus a margin. The Credit Agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements.

We were in violation of certain financial covenants as of the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 and we received waivers from our senior bank for those violations. Accordingly, we amended the Credit Agreement with an amendment dated November 7, 2008. As of December 31, 2008, we were in violation of certain financial covenants, for which we received a waiver and an amendment dated February 9, 2009. This amendment to the Credit Agreement reduced the amount of the revolver commitment from $40 million to $15 million, changed the expiration date from February 2010 to November 1, 2009, prohibited payments for dividends and the purchase of our common stock for the treasury and increased the interest rate margin and certain fees. As of March 31, 2009, we were in violation of certain financial covenants, for which we received a waiver and an amendment dated May 7, 2009. This amendment modified several financial covenants which effectively eliminated certain financial ratio covenants and added a monthly borrowing base formula to restrict borrowings based on eligible accounts receivable, inventory and fixed assets as well as a minimum earnings covenant. We believe this amendment reduces the possibility that we may violate financial covenants through the term of the Credit Agreement.

The holders of our $40,000,000 of Convertible Notes may require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, as early as February 15, 2010. In connection with the potential put of the Notes to the Company, during the quarter we hired an advisor to explore financing alternatives. We have also taken several actions to reduce our cost structure and we continue to investigate other potential cost savings alternatives. To conserve cash, we have suspended our semiannual dividend and we have reduced capital expenditures. However, even with these actions, given the continued weakness in the economy and in the credit markets, there can be no assurance that we can obtain the necessary capital on satisfactory terms to pay the Convertible Note holders, should they require payment in February 2010.

Our ability to remain in compliance with the covenants of the Credit Agreement, as amended, and to modify our capital structure is dependent upon our future performance and may be affected in part by events beyond our control, including the current economic downturn. Reduced cash flows from operations, regardless of cause, may make it more difficult to comply with our bank covenants and to obtain an extension of our Credit Agreement. Continuing uncertainty in the credit markets may affect our ability to access those markets and may increase costs associated with borrowing and issuing debt instruments. There are currently no default interest provisions in connection with a default on our Credit Agreement. The provisions of our Credit Agreement and Convertible Notes each include cross-default provisions such that a default on any individual payment obligation greater than $5 million is a default under both agreements.

Our outstanding borrowings were $42,850,000, or 56.3% of total capitalization, as of March 31, 2009, of which $2,850,000 was outstanding against our bank credit facility. This compares to outstanding borrowings of $57,600,000, or 56.8% of total capitalization, as of June 30, 2008, of which $17,600,000 was outstanding against our bank credit facility. We used $20 million in proceeds from the sale of the Intersection Control segment in the first quarter to pay down substantially all of our revolving bank debt. Based upon the recent amendment to the Credit Agreement, we have approximately $11 million in additional availability under the bank credit facility. Included in long-term debt as of June 30, 2008 was the $40 million of Convertible Notes. The convertible debt is classified as current debt at the end of the current third quarter as the effective maturity date of the Notes is February 15, 2010. The amount of standby letters of credit outstanding was $1,120,000 as of March 31, 2009 and $1,012,000 as of June 30, 2008.

Although the variable interest rates under our revolving credit facility have been volatile due to the current credit environment, the financial effect on us has not been significant as the amount outstanding against the facility was only $2,850,000 as of March 31, 2009. Currently, we do not believe that our operating cash flow needs will require us to significantly increase our bank borrowings in the near term. Our $40 million of 7 % Convertible Notes accounted for the majority of our $42.9 million in outstanding debt as of March 31, 2009. However, given the potential put of the Notes to the Company along with the continued weakness in the economy and in the credit markets, there can be no assurance that we can obtain the necessary capital on satisfactory terms to pay the Convertible Note holders, should they require payment in February 2010.

Cash Flows

Cash flows used in continuing operations were $614,000 during the first nine months of fiscal 2009 compared with $5,919,000 provided by continuing operations in the first nine months of fiscal 2008. For the first nine months of fiscal 2009, the loss from continuing operations was $10,976,000, net of income taxes. Offsetting this loss from continuing operations were non-cash expenses of $8,212,000 including a $9,246,000 non-cash asset impairment charge and depreciation and amortization expenses of $2,816,000. Decreased working capital provided $2,150,000 in cash, primarily representing decreased accounts receivable due to the lower level of our sales. Although we are focused on reducing working capital to provide cash, such as inventory levels, further losses from continuing operations would negatively impact cash flow provided by operations.

Cash used in discontinued operations was $1,545,000 during the first nine months of fiscal 2009 and $5,661,000 in the first nine months of fiscal 2008 primarily representing increased working capital including increased inventory and decreased accounts payable.

Investing activities of continuing operations provided cash of $18,483,000 during the first nine months of fiscal 2009, compared to $3,030,000 used in the first nine months of the prior year. Proceeds from the sale of the Intersection Control segment provided cash of $20 million in the first quarter of fiscal 2009. Expenditures during the first nine months of fiscal 2009 included $1,446,000 for capital expenditures compared with $2,965,000 for the first nine months last year as we manage our capital spending in this difficult environment.

Financing activities used cash of $16,579,000 during the first nine months of fiscal 2009, compared with $4,427,000 of cash provided during the first nine months of fiscal 2008. The $20 million in proceeds from the sale of the Intersection Control segment was used to pay down substantially all of our bank debt in the first quarter of this year. Also during the first nine months of fiscal 2009, we borrowed a net $5,250,000, excluding the $20 million, against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,829,000 in the first quarter of fiscal 2009. Our decision to suspend payment of the semi-annual dividend will save nearly $4 million in annual cash expenditures.

For the entire fiscal year 2009, we anticipate needing approximately $2,000,000 in cash for capital expenditures compared to $3,371,000 for fiscal 2008 as we manage our capital spending in this difficult environment. As discussed above, we have undertaken a comprehensive examination of financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, the sale of assets and the restructuring of our current Convertible Notes and Credit Agreement. We currently believe that future cash needs will be financed either through cash on-hand, cash generated from operations, from borrowings available under our bank credit facility or from proceeds resulting from the sale of assets. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. However, continued negative performance would negatively impact cash from operations and our cash flow accordingly. Management will continue to closely monitor our liquidity and the credit markets. However, management cannot predict the impact to our Company caused by any further disruption in the credit environment.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2008. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of March 31, 2009:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (1)	$42,850,000	$42,850,000
Estimated interest payments (2)	2,500,000	2,500,000
Operating leases	2,963,000	2,448,000	302,000	213,000
Minimum royalty payments	1,110,000	510,000	600,000
Uncertain tax benefits	227,000	109,000	118,000
Purchase obligations	1,211,000	1,211,000

Total	$50,861,000	$49,628,000	$1,020,000	$213,000

(1)	Amount includes expected cash payments on long-term debt based upon current and effective maturities as well as expected renewals.

(2)

Amount includes estimated interest payments based on interest rates as of the current period. Interest rates on variable-rate debt are subject to change in the future. Interest is estimated based upon current and effective maturities as well as expected renewals of long-term debt currently outstanding.

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under certain contracts. The total amount of bid and performance related bonds that were available and undrawn as of March 31, 2009 was $3,111,000. We also have standby letters of credit covering potential workers’ compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of March 31, 2009 was $1,120,000.

FUTURE OUTLOOK

Looking forward, we remain cautious given the weak global economic conditions and the difficult financial markets. This unfavorable market environment may continue to negatively affect demand for our products indefinitely. However, domestically we are optimistic about the potential positive impact from the federal funding for transportation projects enacted as part of the American Recovery and Reinvestment Act, signed into law in February 2009, which includes approximately $27 billion in stimulus funding for highways and bridges. We were encouraged to see a sharp rebound in order and sales levels in March after the first two months of the third quarter were adversely affected by a weak market environment and delays in domestic customer spending as they waited for enactment of the economic stimulus package. Although we remain cautious, we have guarded optimism that prospects for domestic sales of our products may improve in the near term. However, there is no guarantee that the recent stimulus funding will have a prolonged favorable impact on our business or that domestic sales will increase significantly.

We expect international sales to continue to be an important driver of our sales growth and we plan to continue to focus on these markets to offset the softness in the domestic market. International sales during the third quarter increased 41% and we are currently cautiously optimistic that international sales in fiscal 2009 may modestly outpace last year’s international sales of $24.6 million. We expect that international sales will be an increasing part of our business and may partially offset the softness in domestic sales this fiscal year. However, there can be no assurance that international sales will increase.

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

Goodwill and other indefinite-lived intangible assets are tested for impairment annually or when a triggering event occurs. The indefinite-lived intangible asset impairment test is performed by comparing the fair value of the intangible asset to its carrying value in a one-step analysis. If the fair value of the intangible asset is less than its carrying value, the intangible asset is written down to its fair value. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of the reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the goodwill is less than its carrying value, the goodwill is written down to its implied fair value. Fair values are determined using discounted cash flow methodologies.

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. Our stock price is also a factor impacting the assessment of the fair value of our underlying reporting segment for purposes of performing a goodwill impairment assessment. Our stock price can be affected by, among other things, the relatively small public float of our stock, quarterly fluctuations in our operating results, and changes in estimates of our future earnings.

During the fourth quarter of fiscal 2008, we performed the annual impairment review of our goodwill and intangible assets and concluded that no impairment had occurred. Subsequent to December 31, 2008, our common stock price declined such that the market value of our common equity became lower than our book value and the stock price remained depressed for a sustained period during the current third quarter. In addition, the current economic conditions which began to adversely impact our business to a significant extent during the second quarter of fiscal 2009 continued for a sustained period into the third quarter. As a result, management performed an interim asset impairment assessment of our goodwill and intangible assets during the current third quarter. We performed the interim first step of the asset impairment test for both of our segments and determined that the carrying value of our Inform segment exceeded its fair value, indicating that goodwill of that segment was impaired. Having determined that the Inform segment goodwill was impaired, we then performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the segment to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying value of goodwill. Based upon that test, we determined that the entire amount of the Inform segment goodwill was impaired and we recorded a goodwill impairment charge in the Inform segment of $9,246,000, or $6,877,000 net of income tax benefits, in the third quarter of fiscal 2009.

Our current interim impairment review did not indicate that the assets of the Protect and Direct segment were impaired. However, if the Protect and Direct segment records significantly lower than expected operating profits during the fourth quarter of fiscal 2009 or in interim periods during fiscal 2010, or if we experience changes in expectations related to the extent and duration of the economic downturn and its impact on the operating results of the Protect and Direct segment, or if our market capitalization falls below our carrying value for a sustained period, we may need to perform another goodwill impairment test. The amount of an impairment loss could be up to the total amounts of goodwill and intangible assets recorded as of March 31, 2009 of $8,139,000 and $941,000, respectively, for the Protect and Direct segment. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. We currently expect the net deferred tax assets of $21,207,000 recorded as of March 31, 2009 to be fully realizable in part based upon expected future projected income and the length of time to utilize net operating losses. However, changes in expectations related to the extent and duration of the economic downturn and its impact on our operating results could cause us to further review the realizability of our deferred tax assets. It is possible that the review would result in an increased valuation allowance, increasing income tax expense, which would adversely affect our net income.

DERIVATIVES

We may use derivative financial instruments from time to time as a risk management tool to hedge our exposure to changes in interest rates and foreign exchange rates. Our derivatives are designated as cash flow hedges. We record any changes in the fair value of the derivative in accumulated other comprehensive income in stockholders’ equity. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We do not use derivative financial instruments for speculative purposes or for trading purposes. We may use interest rate swaps to manage interest rate risk associated with fixed and floating-rate borrowings, but we have not used those instruments since issuing our fixed rate convertible debt in fiscal 2005. We may also enter into currency exchange contracts to manage currency risk resulting from exchange rate changes. We do not have any material derivative financial instruments as of March 31, 2009.

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

Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include uncertainties related to continued weakening of the global economic conditions and the constricted financial markets; continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; market demand for our products; pricing and competitive factors, among others which are set forth in the “Risk Factors” of Part I, Item 1A, to our Annual Report on Form 10-K for the year ended June 30, 2008, as amended at Item 1A of Part II of the Quarterly Report on Form 10-Q filed on February 9, 2009.

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

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no material transaction gains or losses during the first nine months of fiscal 2009 or in fiscal year 2008 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We will continue to evaluate the need for the use of derivative financial instruments to manage foreign currency exchange rate changes. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

PART II – OTHER INFORMATION

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

Item 6. Exhibits

(a)      Exhibits

3.1	Certificate of Elimination of Series B Junior Participating Preferred Stock

10.6

Waiver, Sixth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of May 7, 2009 by and between Quixote Corporation and certain Subsidiaries thereof and Bank of America, N.A.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION

DATED: May 11, 2009	/s/ Daniel P. Gorey

Daniel P. Gorey
Chief Financial Officer,
Executive Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Elimination of Series B Junior Participating Preferred Stock

10.6

Waiver, Sixth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of May 7, 2009 by and between Quixote Corporation and certain Subsidiaries thereof and Bank of America, N.A.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002