Form 10-K
period 2009-06-30
QUIXOTE CORP
filed 2009-09-14
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
Commission file number 001-08123

QUIXOTE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2675371 (I.R.S. Employer Identification No.)
THIRTY FIVE EAST WACKER DRIVE, CHICAGO, ILLINOIS (Address of principal executive offices)	60601 (Zip Code)
Registrant's telephone number including area code: (312) 467-6755
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock ($.01 2/3 Par Value)	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on Which Registered)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    ☐ Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐ Yes    ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

          As of December 31, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $54,246,888, based on the closing sale price as reported on the NASDAQ Global Market.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          9,333,867 shares of the Company's Common Stock ($.01 2/3 par value) were outstanding as of September 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2009 which will be filed with the Commission on or about October 13, 2009 is incorporated by reference at Part III.

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

        Through our subsidiaries, we develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists and road workers in both domestic and international markets. Our continuing operations are comprised of two reportable segments within the highway and transportation safety industry. Our two reportable segments are: the manufacture and sale of highway and transportation safety products that Protect and Direct and the manufacture and sale of highway products and services which Inform motorists and highway personnel. The Protect and Direct segment provides solutions for improving safety on roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck and trailer mounted attenuators, sand filled-barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems; and computerized highway advisory radio transmitting systems. Our products are sold worldwide through a distribution network and supplemented by a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

        The United States domestic market for highway and transportation safety products is directly affected by federal, state, and local governmental policies. Historically, federal funds have been allocated and highway policy has been developed through six-year federal highway authorization bills. The current federal highway authorization law, the Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users, or SAFETEA-LU, expires September 30, 2009. We anticipate delays in the enactment of a new highway authorization bill. Until a new multi-year highway authorization bill becomes law, the transportation safety allotment in federal and state budgets may be uncertain and we believe that prolonged uncertainty may adversely impact sales of our products and our financial performance in fiscal 2010.

        Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. The highway trust fund was depleted in 2008, when gasoline tax revenue shrank because the number of miles driven in the United States was reduced in direct response to the higher price of gasoline. In September 2008, $8 billion was transferred from the federal government's general fund to the highway trust fund in an attempt to keep the highway fund solvent through September 2009. In August 2009, a short-term highway authorization bill that included a transfer of $7 billion to the highway trust fund was enacted. We expect that before September 30, 2009, Congress and the Obama Administration will agree to extend the highway authorization law for a limited time (perhaps 12 to 18 months) at current levels, and will transfer funds to the highway trust fund as needed in order to provide ample time for the adoption of a new multi-year highway authorization law. Delayed legislation, reduced gasoline tax revenues and altered driving patterns will impact the future solvency of the highway trust fund. Failure to replenish the highway trust fund expeditiously may have an adverse effect on the sales of our products and our financial performance in fiscal 2010.

        In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted to increase jobs through infrastructure projects by providing approximately $27 billion in stimulus funding for highway and bridge improvements. We believe that our business was modestly affected in late fiscal 2009 by this stimulus spending but we can not quantify that impact. We anticipate that our fiscal 2010 results will further benefit from this stimulus spending, but we believe that this one-time spending package can not substitute for enactment of the multi-year highway authorization legislation and the long term funding of the highway trust fund. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. Changes in the availability of federal funds and the timing of the release of those funds to state and local governments can have an adverse impact on our business as we have experienced in the past. In addition, state budgetary constraints and deficit issues are expected to continue into fiscal 2010, which may negatively impact our performance in fiscal 2010.

        As of June 30, 2009, we employed approximately 460 people.

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

        Our products are sold world-wide through a distribution network, and supplemented by a direct sales force, to customers in the highway construction and safety business, state and municipal departments of transportation and other governmental transportation agencies.

        Financial information relating to industry segments appears in Note 17 of the notes to our consolidated financial statements incorporated by reference herein.

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

        We develop, manufacture and market lines of patented highway crash cushion systems, truck-mounted and trailer-mounted attenuators (TMA's) and other barriers which absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects or slow moving highway construction vehicles. The product lines utilize the principles of momentum transfer and kinetic energy to safely decelerate errant vehicles. Energy absorption or energy dissipation is accomplished by using different combinations of water, aluminum, steel, urethane foam systems, cardboard, plastic structures, elastometric cylinders and sand.

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

Inform Segment

        In 1998 we began to acquire Intelligent Transportation System (ITS) products which provide information to improve traffic flow and safety. Products sold by our Inform segment include weather and traffic sensing products and highway advisory radio products.

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

Discontinued Operations

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. Accordingly, the results of those operations are reflected as discontinued operations for all periods presented. The assets and liabilities of the divested segment were classified as assets and liabilities held for sale within our consolidated balance sheets as of June 30, 2008.

Marketing and Competition

        Our products are sold in all 50 U.S. states and internationally. Domestically, we sell either through a distribution network or through a direct sales force. Regional managers supervise domestic distributors and make direct sales in areas not covered by distributors. We had approximately 35 domestic distributors on June 30, 2009. We sell our products principally to distributors, contractors (on behalf of state and local governments), state departments of transportation, state agencies, local governments, municipalities, and airports. Although the federal government provides matching funds for the purchase of certain highway safety products by state and local governmental agencies, the federal government is usually not a direct purchaser of our domestic products. For certain products, we sell through catalogs and inside sales personnel.

        Many foreign governments are beginning to recognize the need for our products as a method of reducing traffic congestion and improving safety. Our products are sold outside of the U.S through a network of distributors who make sales to municipal and national governments and contractors who are responding to bids from their respective governments. We had approximately 90 international distributors on June 30, 2009.

        Although we experience competition in many of our product lines, we believe that we are a leading U.S. manufacturer of transportation safety products. Within the Protect and Direct segment, we believe that no other company presently markets as broad a line of highway crash cushion systems designed to shield as large a variety of fixed roadside hazards as we do. However, many of our competitors in both of our business segments offer products similar to those supplied by us. We experience some competition in most product lines. We compete in the market for permanent and work-zone crash cushions with Barrier Systems, Inc. (a subsidiary of Lindsay Corporation (NYSE: LNN)), Trinity Industries, Inc. (NYSE: TRN), TrafFix Devices, Inc., and other smaller regional companies. A number of other companies manufacture flexible sign and guide post systems. Within the Inform segment, we experience competition in selling our product lines, particularly our road weather information systems (RWIS). There are a few companies that compete with us in selling HAR systems. In addition, we compete with many different companies that sell traffic sensors using different technologies, including microwave and infra-red sensors and machine-vision (video), with each technology offering its own advantages.

        Competition may have an adverse effect on our selling prices and profit margins of certain product lines, and depending on the product mix sold, can adversely affect our financial results. We believe that we compete effectively through our own in-house product development, patent protection, quality and price, and the effectiveness of our strong distribution network.

Government Policies and Funding

        The United States domestic market for highway and transportation safety products is directly affected by federal, state, and local governmental policies.

        Historically, federal funds have been allocated and highway policy has been developed through six-year federal highway authorization bills. A significant portion of our sales is ultimately financed by funds provided by the federal government to the states pursuant to the federal highway authorization bills. Typically these funds cover 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance.

        The current federal highway authorization law, the Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users, or SAFETEA-LU, expires September 30, 2009. We anticipate delays in the enactment of a new highway authorization bill. (SAFETEA-LU was delayed nearly two years after the earlier authorization bill expired.) Until a new highway authorization bill becomes law, the transportation safety allotment in federal and state budgets will be uncertain and we believe that prolonged uncertainty may adversely impact sales of our products and our financial performance in fiscal 2010.

        Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. The highway trust fund was depleted in 2008, when gasoline tax revenue shrank because the number of miles driven in the United States was reduced in direct response to the higher price of gasoline. In September 2008, $8 billion was transferred from the federal government's general fund to the highway trust fund in an attempt to keep the highway fund solvent through September 2009. In August 2009 a short-term highway authorization bill that included a transfer of $7 billion to the highway trust fund was enacted. We expect that before September 30, 2009, Congress and the Obama Administration will agree to extend the highway authorization law for a limited time (perhaps 12 to 18 months) at current levels, and will transfer funds to the highway trust fund as needed in order to provide ample time for the adoption of a new multi-year highway authorization law. Delayed legislation, reduced gasoline tax revenues and altered driving patterns will impact the future solvency of the highway trust fund. Failure to replenish the highway trust fund expeditiously may have an adverse effect on the sales of our products and our financial performance in fiscal 2010.

        In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted to increase jobs through infrastructure projects by providing approximately $27 billion in stimulus funding for highway and bridge improvements. We believe that our business was positively affected in late fiscal 2009 by this stimulus spending but we can not quantify that impact. We anticipate that our fiscal 2010 results will benefit from this stimulus spending, but we believe that this one-time spending package can not substitute for enactment of the multi-year highway authorization legislation and the long term funding of the highway trust fund.

        Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future. Changes in the availability of federal funds and the timing of the release of those funds to state and local governments can have an adverse impact on our business, as we have experienced in the past.

        Many of our products are approved as acceptable highway hardware according to procedures in the National Cooperative Highway Research Program number 230 or 350 that provide various test levels depending on the application. This Federal Highway Administration approval makes the products eligible for federal funds for certain highway projects. We are obligated to seek such approval for improvements or upgrades to such products or any new products.

        State and local governments utilize funds from the federal government and from their own revenues to build and maintain highways, streets, and other transportation projects. Reductions in the availability of federal funds or delays in releasing those funds have a direct impact on state and local government spending for highway and transportation projects, and their demand for our products. Loss of tax revenues and other budget constraints of state and local governments can also reduce their highway and transportation spending. Like the federal highway trust fund, state highway revenues are dependent on state gasoline taxes. Some states also contribute a portion of sales tax revenue from automobile sales to their highway funds. The majority of states have been experiencing budgetary constraints and deficits which are expected to continue into our fiscal 2010.

        Foreign government policies and funding for highway and transportation safety are a significant factor in our international business, and those policies and funding mechanisms vary by country. In many cases, foreign governments condition purchases of our products on additional testing and compliance with certification procedures.

Backlog

        As of June 30, 2009, 2008 and 2007, our continuing businesses had a backlog of unfilled orders for our products of $19,171,000, $17,390,000 and $16,411,000, respectively. We generally can fill an order for our products within two days to eight weeks of receipt depending on the type of product, but some products may not be shipped for up to one year depending on order requirements.

Research and Development; Patents

        Many of our products have patented features and we conduct our own research, development and testing of new products before introducing them to the marketplace. The expenditures for research and development activities on our continuing products were $3,039,000, $3,650,000 and $3,453,000 for the fiscal years 2009, 2008 and 2007, respectively. We maintain a crash test facility in California for Protect and Direct products.

        We develop new products by working with customers as well as federal, state and local highway officials to determine transportation safety needs, and then we design products to satisfy those needs. We are also active in promoting cooperation among state highway agencies, contractors and engineers to encourage comprehensive repair and maintenance of roadside crash attenuating systems. In addition to developing new products, we also seek to acquire new products which can be sold through our distribution networks to our existing customers.

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

        In fiscal 2009, 2008 and 2007 we were affected by increased prices for certain commodities, particularly steel, aluminum and resin, which can be a significant component of the cost of certain of our products. We attempt to reduce the negative impact of increasing prices by entering into fixed price arrangements and by passing along price increases to our customers. However, increased commodity prices have negatively impacted our gross margin for certain products. In addition, increasing fuel and freight costs adversely affected our results particularly in the first half of fiscal 2009 and also in fiscal 2008 and 2007. Material, fuel and freight costs may continue to increase in fiscal 2010.

Major Customers

        No single customer represents a significant portion of our total revenues. However, approximately 7%, 6% and 6% of our consolidated revenues resulted from sales to customers in the states of New York, Texas and Illinois respectively, in fiscal 2009. Our customers are typically distributors, contractors, departments of transportation, state agencies, local governments or municipalities and, therefore, a change in policy in state spending could materially affect our sales in that state.

Seasonality

        Our sales are historically seasonal with domestic highway construction and maintenance projects typically peaking in our fourth fiscal quarter.

Foreign and Domestic Operations and Revenues

        Our business is conducted principally in the United States, with sales outside of the United States as follows: $25,938,000, $24,642,000 and $20,432,000 in 2009, 2008 and 2007 respectively. Our assets outside of the United States (see Properties at Item 2) are not material to our consolidated financial position.

Available Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, proxy and information statements, and amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington D.C. Information about the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at sec.gov. We also maintain an internet website at http://www.quixotecorp.com that contains access to our public filings and other information regarding us. We make our public filings available as soon as reasonably practicable after such material is filed, or furnished, to the SEC. A copy of our filings will also be furnished free of charge upon request to our Corporate Secretary, Joan R. Riley, at our address listed on the cover of this Form 10-K.

Item 1A.    Risk Factors

        There are many factors that pose material risks to our business, operating results and financial condition which are frequently beyond our control. These factors include, but are not limited to, those listed below. These risk factors include forward-looking statements that involve risks and uncertainties. All forward-looking statements, including those detailed in our public filings with the SEC, news releases and other communications, speak only as of the dates of those filings or communications. There can be no assurance that actual results will not differ materially from our expectations.

         Our business could be adversely affected by reduced levels of cash, whether from operations or pursuant to the terms of our debt, as well as our ability to refinance our existing debt.

        Reduced levels of cash generated from operations as well as our ability to refinance our existing debt could adversely impact our current business and our ability to grow.

        Historically, our principal sources of cash have been cash flows from operations and borrowings from banks and other sources. Given the continued weak global economic conditions, operations may continue to generate less cash. Our current bank credit agreement expires in November 2009. There can be no assurance that we will be able to negotiate a new bank credit agreement with satisfactory terms and conditions on a timely basis.

        In addition, the holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may, as of February 2010, require us to repurchase those Notes at 100% of the principal plus unpaid interest, and we expect that they will do so. Our existing cash balance and the cash we generate from operations will not be sufficient to pay the principal amount of these Notes. As further discussed in Note 3 to the Consolidated Financial Statements, we believe that the credit markets are improving and we are working with an advisor to explore other financing alternatives. However, there is no assurance that we will be able to refinance this debt on a timely basis and on satisfactory terms, if at all.

         The effects of the weak global economic conditions and the distressed financial markets may continue to adversely affect our sales, capital structure and liquidity.

        The current weak global economic conditions and the distressed financial markets have generally resulted in reduced demand for products, volatility in the capital markets, and constricted credit availability. Continuation of these economic conditions can further reduce our sales, and the uncertainty in the capital and credit markets may adversely affect our ability to access necessary capital, whether by refinancing our existing debt, or obtaining agreements for new debt, or by issuing securities as well as increase the cost of such capital. Reduced access to capital and credit markets combined with reduced cash flow from operations would adversely affect our liquidity.

         The downturn in the global economy and the transportation safety and highway construction industries may continue to adversely affect our operating results.

        General economic downturns, including downturns in the transportation safety and highway construction industries, could result in a material decrease in our revenues and operating results. We believe that the current downturn of global economic conditions and the related reduction in government funding adversely impacted our performance in fiscal years 2008 and 2009. Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending which can be adversely impacted by reduced tax revenues. In addition, trends toward privatization of highways may impact the nature of spending on transportation safety products. Many of our costs are fixed and cannot be quickly reduced in response to decreased demand.

         A decrease or delay in federal government funding of transportation safety and highway construction and maintenance may cause our revenues, profits and cash flow to decrease.

        We depend substantially on federal, state and local funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization legislation, SAFETEA-LU, expires September 30, 2009. We anticipate that delays in the passage of a new highway bill will occur, which may increase uncertainty in state and local governments and delays in commencing infrastructure projects. SAFETEA-LU was delayed nearly two years after the previous law had expired. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future.

        Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. When the price of gasoline increased in 2008, the number of miles driven decreased significantly which depleted the surplus in the federal highway trust fund. In September, 2008, legislation was enacted to transfer $8 billion from the general fund to the highway trust fund in an attempt to keep the fund solvent through September 2009. However, reduced tax revenues and altered driving patterns further impacted the solvency of the highway trust fund, and in August 2009 legislation was enacted that included a transfer of $7 billion to the highway trust fund so that critical infrastructure projects will remain funded through September 30, 2009. We expect that before September 30, 2009, Congress and the Obama administration will agree to extend the highway authorizations for a limited time (perhaps 12 to 18 months) at current levels, and will transfer funds to the highway trust fund to provide ample time for the adoption of a new multi-year highway authorization law. Failure to replenish the highway trust fund expeditiously may have an adverse impact on our sales and financial performance in fiscal 2010. Congress enacted the American Recovery and Reinvestment Act in February 2009 which includes approximately $27 billion in stimulus funding for highway and bridge improvements, aimed at increasing jobs through infrastructure projects. There is no assurance that this stimulus spending program will positively affect the demand for our products in fiscal 2010, or thereafter.

         Constraints on state and local government budgets and decreases in state highway funding adversely affect our financial performance.

        States and municipalities may continue to reduce spending on highways due to reduced tax revenues and other budget constraints and priorities. Loss of tax revenues and such budgetary constraints adversely affect the ability of states to fund transportation, highway and infrastructure projects, and therefore reduce the demand for our products. Municipalities also suffer from budget constraints that can reduce transportation safety spending.

        Like the federal highway trust fund which depends on gasoline tax revenue, state highway funds also are dependent on revenue from state gasoline taxes. A number of states also contribute a portion of their sales tax on new car purchases into their state highway funds. A decrease in miles driven or new car sales may adversely affect the ability of states to fund transportation projects, and correspondingly, reduce the demand for our products. The majority of states have been experiencing budgetary constraints and deficits which are expected to continue into our fiscal 2010.

         We depend on principal customers.

        Although we depend on principal customers, no single customer of Quixote represents a significant portion of total revenues. In fiscal 2009, approximately 7%, 6% and 6% of our consolidated revenues resulted from sales to customers in the States of New York, Texas and Illinois, respectively. Customers may include distributors, contractors, departments of transportation, state agencies, local governments or municipalities. Any reduction in state transportation safety spending could materially affect our sales in those states, whether caused by reduced tax revenues or other budget constraints or priorities. The loss of, or a significant reduction in, orders from our customers in these states could have a material adverse effect on our financial condition and results of operations. Many state governments, including New York, Texas and Illinois, have announced budget short-falls, which could further adversely affect sales of our products.

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

        We have been affected by increased prices for certain commodities, particularly steel, aluminum and resin, which are a significant component of the cost of certain of our products. Such price increases negatively impact our gross margin for certain products, if we are unable to pass along to our customers cost increases. Increasing fuel and freight costs may also adversely affect our performance.

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

        In fiscal year 2009, international sales were $25,938,000 or 28%, of our total sales and we believe international markets are an important source of our growth. We plan to continue to increase our presence in these markets. However, the current deterioration of the global economy has had an adverse impact on our international sales, and we anticipate, will continue to adversely affect our international sales, as foreign governments reduce spending for transportation and infrastructure projects.

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

  •
  dependence on foreign sales agents;

  •
  difficulty collecting foreign receivables,

  •
  political and economic instability of foreign governments; and

  •
  imposition of protective legislation such as import or export barriers.

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

  •
  we may acquire businesses that are less profitable or have lower profit margins than our historical profit margins; and

  •
  companies we acquire may have unknown liabilities that could require us to spend significant amounts of additional capital.

         Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

        Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We recorded a goodwill impairment charge of $9,246,000 in the Inform segment in the third quarter of fiscal 2009. We use a variety of valuation techniques in determining fair value. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual results may differ significantly from the estimates and assumptions used.

        We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. During the fourth quarter of fiscal 2009, we performed an Internal Revenue Code Section 382 analysis with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our results and our financial condition. We currently expect the net deferred tax assets of $21,255,000 recorded as of June 30, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize net operating losses. However, changes in expectations related to the extent and duration of the economic downturn and its impact on our operating results as well as a subsequent change in ownership which may limit the utilization of net operating losses and tax credit carryforwards could cause us to further review the realizability of our deferred tax assets. It is possible that the review would result in an increased valuation allowance, increasing income tax expense, which would adversely affect our net income.

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

  •
  continued suspension of our semi-annual dividend;

  •
  changes in securities analysts' estimates of our future earnings; and

  •
  loss of significant customers or significant business developments relating to us or our competitors.

        Our failure to meet analysts' expectations, even if minor, could cause the market price of our common stock to continue to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock's market price. In the past, securities class action lawsuits have been instituted against companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

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

Location	Available Space	Purpose	Owned or Leased
35 East Wacker Drive Chicago, Illinois	21,000 sq. ft.	Executive Offices	Leased
250 Bamberg Drive Pell City, Alabama	300,000 sq. ft.	Manufacture of Protect and Direct transportation safety products	Owned
3617 Cincinnati Avenue Rocklin, California	22,000 sq. ft.	Research and development facility for Protect and Direct transportation safety products	Owned
No. 16 Guanghua Road Township Zhangijawan, District Tongzhou, Beijing City, People's Republic of China *	16,000 sq. ft.	Sale and manufacture of Protect and Direct transportation safety products	Leased
4021 Stirrup Creek Drive Durham, North Carolina	13,000 sq. ft.	Sale of Inform products	Leased
Route 119 University Drive Uniontown, Pennsylvania	26,000 sq. ft.	Sale and manufacture of Inform products	Owned
1862 Craig Park Court St. Louis, Missouri	10,000 sq. ft.	Sale and service of Inform products	Leased
*
To be closed by December 31, 2009.

Item 3.    Legal Proceedings

        In January, 2008 we were served in a lawsuit entitled Olga Mata, Individually as Representative of the Estate of Elpido Mata et al. vs. Energy Absorption Systems, Inc., Quixote Transportation Safety, Inc., William Brothers Construction, Keller Crash Cushions d/b/a Contractors Barricade Service, J.I.T. Distributing Inc. and Gustavo Reyes d/b/a Cerrito Trucking, State of Texas, District Court of Brazoria County, No. 44361. This case involves a tractor-trailer collision with a crash cushion. The plaintiffs allege various theories of liability against all defendants, including negligence, misrepresentations and breach of warranty. The case has been tendered to our insurance carrier. Pursuant to Texas law, we have accepted the defense and indemnity of our distributor who was also named in the complaint. A trial date of October 5, 2009 has been scheduled.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Market, under the symbol QUIX. Set forth are the daily high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ.

	Three Months Ending
	9/30	12/31	3/31	6/30
FISCAL 2009:
High	$10.54	$8.21	$6.72	$3.69
Low	7.17	4.43	1.77	2.35
FISCAL 2008:
High	$20.36	$20.25	$19.33	$12.70
Low	17.26	17.00	7.00	7.88

        As of September 8, 2009, there were 921 shareholders of record.

Dividend Policy

        In December 2008, our Board of Directors voted to suspend our semiannual cash dividend to conserve cash resources. In February 2009 our bank credit agreement was amended and the bank credit agreement now prohibits payments of cash dividends. During fiscal 2008, we declared two semi-annual cash dividends of twenty cents per share. $1,829,000 was paid in July 2009 for the last cash dividend declared in fiscal 2008.

Issuer Purchases of Equity Securities

        During fiscal 2008, our Board of Directors authorized an increase in the Company's stock repurchase plan to up to 500,000 shares of the Company's common stock, which included approximately 185,000 shares remaining under the previous authorization. However, the amendment to our bank credit agreement dated February 2009 prohibits payments for the purchase of our common stock for the treasury. During fiscal 2008, we purchased 4,550 shares at an average price of $8.53. No shares were repurchased in fiscal 2009 or in fiscal 2007.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Non-Financial Index, the Russell MicroCap Index (our new peer group) and the Russell 2000 Index (our old peer group) for the five fiscal years ended June 30, 2009. We added the Russell MicroCap Index because our market capitalization is now more in line with the companies in that index. The graph and table assume that $100 was invested on the last day of trading for the fiscal year ended June 30, 2004 in each of our common stock, the NASDAQ Non-Financial Index, the Russell MicroCap Index and the Russell 2000 Index, and that all dividends were reinvested.

    *$100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	6/04	6/05	6/06	6/07	6/08	6/09
Quixote Corporation	100.00	99.59	93.21	98.70	44.71	15.47
Russell 2000	100.00	109.45	125.40	146.01	122.36	91.76
Russell MicroCap	100.00	104.18	119.06	135.98	101.35	76.56
NASDAQ Non-Financial	100.00	98.97	104.99	126.49	112.46	90.81

Source: Research Data Group, Inc.

Item 6.    Selected Financial Data

	For the years ended June 30,
(Dollar amounts in thousands, except share data)	2009	2008	2007	2006	2005
Operating Results:
Net sales	$94,093	$101,806	$107,774	$104,940	$94,738
Gross profit	27,696	36,839	43,519	41,200	38,414
Selling and administrative expenses	25,738	24,845	28,346	27,044	28,452
Research and development expenses	3,039	3,650	3,453	3,570	3,198
Gain on sale of assets			518	846	1,126
Severance costs	1,342
Goodwill impairment charge	9,246
Operating (loss) profit	(11,669)	8,344	12,238	11,432	7,890
Other expense	(3,501)	(4,000)	(4,459)	(4,646)	(3,264)
(Loss) earnings from continuing operations	(10,352)	3,119	4,815	4,525	2,744
Loss from discontinued operations, net of income taxes	(758)	(2,648)	(8,394)	(14,627)	(3,394)
Net (loss) earnings	(11,110)	471	(3,579)	(10,102)	(650)
Cash dividends declared per common share	—	$0.40	$0.38	$0.37	$0.36
Per Share Data:
Basic EPS:
(Loss) earnings from continuing operations	$(1.12)	$0.34	$0.54	$0.51	$0.31
Loss from discontinued operations, net of income taxes	(0.08)	(0.29)	(0.94)	(1.65)	(0.38)
Net (loss) earnings	$(1.20)	$0.05	$(0.40)	$(1.14)	$(0.07)
Weighted average common
shares outstanding	9,248,084	9,092,139	8,945,855	8,850,884	8,800,421
Diluted EPS:
(Loss) earnings from continuing operations	$(1.12)	$0.34	$0.54	$0.51	$0.31
Loss from discontinued operations, net of income taxes	(0.08)	(0.29)	(0.94)	(1.65)	(0.38)
Net (loss) earnings	$(1.20)	$0.05	$(0.40)	$(1.14)	$(0.07)
Weighted average common and common equivalent
shares outstanding	9,248,084	9,121,103	8,945,855	8,850,884	8,800,421
Financial Position:
Total assets	$85,592	$121,543	$119,374	$125,203	$136,790
Working capital	(10,081)	30,224	38,128	43,781	42,933
Property, plant and equipment, net	15,920	16,711	16,223	17,830	18,680
Long-term debt	41,000	57,600	52,122	51,587	50,014
Shareholders' equity	34,165	43,837	45,208	48,946	61,846
Book value per common share	3.66	4.79	5.00	5.50	6.96

Note: The results of the Intersection Control segment are reflected as discontinued operations for all periods presented. The assets and liabilities of the segment were classified as assets and liabilities held for sale within our consolidated balance sheets as of June 30, 2008 and for all prior periods presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We develop, manufacture and market highway and transportation safety products to protect, direct and inform motorists and road workers in both domestic and international markets. Our continuing operations are comprised of two reportable segments within the highway and transportation safety industry. Our two reportable segments are: the manufacture and sale of highway and transportation safety products which Protect and Direct and the manufacture and sale of highway products and services which Inform motorists and highway personnel. The Protect and Direct segment provides solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. The primary product lines within the Protect and Direct segment include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems. The Inform segment provides solutions for improving traffic flow and safety on roads and runways by providing information. The primary product lines within the Inform segment include advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and computerized highway advisory radio transmitting systems.

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

DISCONTINUED OPERATIONS

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment and toll road monitoring systems. Accordingly, we reflected the results of those operations as discontinued operations for all periods presented. The assets and liabilities of the divested segment were classified as assets and liabilities held for sale within our consolidated balance sheet as of June 30, 2008.

RESULTS OF CONTINUING OPERATIONS

Summary

        Sales decreased 8% to $94,093,000 for fiscal 2009 compared to $101,806,000 for fiscal 2008 due to decreased sales for the Protect and Direct segment. Overall, domestic sales decreased 12% to $68,155,000 for fiscal 2009 from $77,164,000 for fiscal 2008 due to decreased sales in our Protect and Direct segment, which were somewhat offset by increased sales in our Inform segment. Domestic sales for the Protect and Direct segment decreased 17% for fiscal 2009 compared to fiscal 2008. During fiscal 2008, we began to see a general economic slowdown in the United States, which worsened during fiscal 2009, causing many states and municipalities to face budgetary constraints and deficits. In addition, basic material costs including steel, asphalt and other materials for building and maintaining roads and bridges increased beginning in fiscal 2008 into the first half of fiscal 2009. Facing these issues, many states postponed or cancelled many transportation projects which adversely impacted the domestic demand for our products. Beginning in the fourth quarter of fiscal 2009 we began to see increased sales activity, in part due to the Federal Stimulus funding, which resulted in our profitable fourth quarter.

        Given the softness in the domestic economy, we focused our efforts on international sales opportunities during fiscal 2008 and fiscal 2009. However, during fiscal 2009 the economic downturn adversely impacted our international markets as well. While our international sales increased 5% to $25,938,000 for fiscal 2009 compared to $24,642,000 for fiscal 2008, the increase was not in line with our historical growth rate, nor was it in line with our expectations. International sales for the Protect and Direct segment increased 4% and increased 15% for the Inform segment for fiscal 2009 compared to fiscal 2008. The increases in international sales were driven by growth in all international regions except in the Asia-Pacific region, where sales decreased 33%.

        The overall lower sales volumes in fiscal 2009, unfavorable product sales mix and increased product costs resulted in lower gross profit margin for both segments in fiscal 2009. Due to the continuing difficult economic condition and its impact on infrastructure spending, we increased our emphasis on reducing costs and also implemented several reductions in our workforce which resulted in severance costs of $1,342,000 in fiscal 2009. In addition, we performed an interim goodwill impairment review in the third quarter of fiscal 2009, as further discussed in Footnote 8 to our Consolidated Financial Statements, which resulted in a goodwill impairment charge for the Inform segment of $9,246,000. As a result of these factors, we recorded an operating loss in fiscal 2009 after reporting an operating profit from continuing operations in fiscal 2008. See FUTURE OUTLOOK for further information.

        The following table sets forth selected key operating statistics relating to the financial results of our continuing operations:

	For the Years Ended June 30
(Dollar amounts in thousands, except per share data)	2009		2008	2007
Revenues by Segment:
Protect and Direct	$71,511		$80,523	$83,593
Inform	22,582		21,283	24,181

	$94,093		$101,806	$107,774

Geographic Revenues:
Domestic	$68,155		$77,164	$87,342
International	25,938		24,642	20,432

	$94,093		$101,806	$107,774

Operating (Loss) Earnings by Segment:
Protect and Direct	$3,833	(1)	$14,165	$16,965 (4)
Inform	(8,309	)(2)	1,441	3,445 (5)
Unallocated Corporate	(7,193	)(3)	(7,262)	(8,172)

	$(11,669)		$8,344	$12,238

Gross profit percentage	29.4%		36.2%	40.4%

Selling and administrative expenses as a percentage of sales	27.4%		24.4%	26.3%

Diluted (loss) earnings per share from continuing operations	$(1.12	)(6)	$0.34	$0.54

(1)
Includes $462 in severance costs.

(2)
Includes a $9,246 goodwill impairment charge and $98 in severance costs.

(3)
Includes $782 in severance costs.

(4)
Includes a $236 gain on sale of assets.

(5)
Includes a $282 gain on sale of assets.

(6)
Includes a goodwill impairment charge of $0.74 per diluted share and severance costs of $0.09 per diluted share.

Revenues

        Our net sales for fiscal 2009 decreased 8% to $94,093,000 from $101,806,000 for 2008 primarily due to lower sales in our Protect and Direct segment. Sales in our Inform segment increased particularly in our traffic and weather sensing product lines. Our net sales for fiscal 2008 decreased 6% to $101,806,000 from $107,774,000 for 2007 due to lower sales in both segments

        Geographic—International sales for fiscal 2009 increased by $1,296,000, or 5%, to $25,938,000 compared to $24,642,000 for fiscal 2008, due to increases in both the Protect and Direct and the Inform segments. International sales increased 4% to $23,166,000 for fiscal 2009 in the Protect and Direct segment, with increases in all regions except the Asia-Pacific region. In the Asia-Pacific region, sales for the Protect and Direct segment decreased primarily in Australia due to lower sales of Triton® water-filled barriers. International sales increased 15% to $2,772,000 for fiscal 2009 in the Inform segment primarily due to increased sales of sensing products in Canada, Latin America and the Asia-Pacific region. Domestic sales for fiscal 2009 decreased 12% to $68,155,000 from $77,164,000 due to a 17% decrease in the Protect and Direct segment, which was partially offset by a 5% increase in the Inform segment.

        International sales for fiscal 2008 increased by $4,210,000, or 21%, to $24,642,000 compared to $20,432,000 for fiscal 2007, primarily due to increases in the Protect and Direct segment, where international sales increased 22% to $22,236,000 for fiscal 2008 from $18,273,000 for fiscal 2007. The increase in international sales in the Protect and Direct segment was primarily due to increased sales of Triton water-filled barriers and crash cushions in the Asia-Pacific region, including China, and to increased sales in Europe. International sales for the Inform segment increased 11% to $2,406,000 primarily due to increased sales of sensing products in Europe and Latin America. Domestic sales for fiscal 2008 decreased 12% to $77,164,000 from $87,342,000 due to an 11% decrease in the Protect and Direct segment and a 14% decrease in the Inform segment.

        Protect and Direct—Net sales for the Protect and Direct segment for fiscal 2009 decreased 11% to $71,511,000 from $80,523,000 for fiscal 2008 due principally to lower domestic sales of permanent crash cushions, truck-mounted attenuators (TMA's), parts and delineators, offset somewhat by increased sales of barrels. The domestic sales decreases were attributable to decreased spending on highway safety projects due to funding issues related to the worsening economy. The segment continued to have strong sales in many international regions in fiscal 2009 as those markets are increasingly recognizing the importance of our safety devices However, sales of Triton® water-filled barriers to the Asia-Pacific region fell significantly from the record level attained in fiscal 2008, in part due to currency fluctuations in Australia. Sales of our ABC Terminals increased $3,437,000 in international markets, with sales particularly strong in Europe.

        Net sales for the Protect and Direct segment for fiscal 2008 decreased 4% to $80,523,000 from $83,593,000 for fiscal 2007 due principally to lower domestic sales of permanent crash cushions, truck-mounted attenuators (TMA's) and barrels, offset somewhat by increased sales of parts and delineators. The domestic sales decreases were attributable to decreased spending on highway safety projects due to funding issues related to the soft economy. In addition, fiscal 2007 included a $3 million order from the state of Illinois for TMA's which was not repeated in fiscal 2008. The segment had strong sales internationally in fiscal 2008 as those markets are increasingly recognizing the importance of our safety devices. The Quest crash cushion product line reached targeted record sales aided by $1.2 million in sales in China. Sales of Triton® water-filled barriers to international markets were also at record levels in fiscal 2008.

        Inform—Net sales for the Inform segment for fiscal 2009 increased 6% to $22,582,000 from $21,283,000 for fiscal 2008, with increases in most product lines except highway advisory radios. Domestic sales increased 5% to $19,810,000. International sales increased 15% to $2,772,000, primarily due to increases in sales in Canada, Latin America and the Asia-Pacific region. Despite the difficult economic conditions, the Inform segment began fiscal 2009 with a strong backlog of orders which aided their sales effort during the year.

        Net sales for the Inform segment for fiscal 2008 decreased 12% to $21,283,000 from $24,181,000 for fiscal 2007, due to lower domestic sales of highway advisory radios, offset somewhat by increased sales of sensing products. Sales of highway advisory radios were at record levels in fiscal 2007 and included several large contracts.

Gross Profit Margin

        Our gross profit margin for fiscal 2009 was 29.4% compared to 36.2% for fiscal 2008. The gross margin in the Protect and Direct segment decreased primarily due to volume-related inefficiencies caused by the fixed nature of certain expenses, increased product costs and unfavorable product sales mix with increased sales of ABC Terminals which have lower gross margins. The gross margin for the Inform segment decreased due to unfavorable product sales mix as sales of higher-margin highway advisory radio products decreased and sales of lower-margin traffic and weather sensing products increased.

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

Selling and Administrative Expenses

        Selling and administrative expenses for fiscal 2009 increased $893,000, or 4%, to $25,738,000 from $24,845,000 for fiscal 2008. Our cost saving initiatives, which included a 12% reduction in personnel count, were offset primarily by a $1,226,000 increase in bad debt expense across both segments compared to fiscal 2008. Selling and administrative expenses increased as a percentage of sales to 27.4% for fiscal 2009 compared to 24.4% for 2008.

        Selling and administrative expenses for fiscal 2008 decreased $3,501,000, or 12%, to $24,845,000 from $28,346,000 for fiscal 2007. This was primarily due to decreased selling costs related to our lower sales volume along with decreased bad debt expense in both segments. Selling and administrative expenses in the Protect and Direct segment increased $924,000 relating to our facility in Beijing, China, opened near the end of fiscal 2007. Selling and administrative expenses decreased as a percentage of sales to 24.4% for fiscal 2008 compared to 26.3% for 2007.

Research and Development

        Research and development expenditures decreased 17% to $3,039,000 for fiscal 2009 from $3,650,000 for fiscal 2008. The decrease is in part due to our focus on investing primarily in critical projects to support our long-term growth. We expect to continue this focus into fiscal 2010 and expect to invest in research and development at approximately the same level as in fiscal 2009.

        Research and development expenditures increased 6% to $3,650,000 for fiscal 2008 from $3,453,000 for fiscal 2007, due to increases in both segments for new product extensions.

Severance Costs

        We recorded and paid $1,342,000 in severance costs in fiscal 2009 due to headcount reductions resulting from our cost savings initiatives and to the retirement of a few senior executives. Severance costs of $462,000, $98,000 and $782,000 were recorded in the Protect and Direct segment, the Inform segment and at Corporate, respectively. No severance costs were recorded in fiscal 2008 or fiscal 2007.

Goodwill Impairment Charge

        As further discussed in Note 8 to the Consolidated Financial Statements, a non-cash goodwill impairment charge of $9,246,000 was recorded in the Inform segment in fiscal 2009 resulting from an interim goodwill impairment test performed in the third quarter. There was no impairment charge recorded in the Protect and Direct segment during fiscal 2009 due to the relatively low level of long-lived assets within the segment as compared to the Inform segment with a higher relative level of long-lived assets. No impairment charges were recorded in fiscal 2008 or fiscal 2007.

Gain on Sale of Assets

        As further discussed in Note 5 to the consolidated financial statements, we recorded a gain on the sale of assets of $518,000 in fiscal 2007. This gain included a gain of $236,000 on the sale of a former manufacturing facility of the Protect and Direct segment and a gain of $282,000 resulting from final contingent proceeds relating to the sale of the weather forecasting product line in the Inform segment. No gains on sales of assets were recorded in fiscal 2009 or fiscal 2008.

Operating (Loss) Profit

        The operating loss was $11,669,000 for fiscal 2009 compared to operating profit of $8,344,000 for fiscal 2008. The operating loss was due to the lower sales levels, unfavorable product mix, higher bad debt expenses, severance costs and the goodwill impairment charge as discussed above. Operating profit for the Protect and Direct segment decreased $10,332,000 to $3,833,000 from $14,165,000 for fiscal 2008, primarily due to lower sales and gross margins, increased bad debt expense and severance costs of $462,000 as discussed above. The operating loss for the Inform segment was $8,309,000 compared to an operating profit of $1,441,000 for fiscal 2008 due to the $9,246,000 goodwill impairment charge, unfavorable product sales mix and severance costs of $98,000 as discussed above.

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

Net Interest Expense

        Net interest expense for fiscal 2009 decreased to $3,501,000 from $4,000,000 in fiscal 2008. The decrease was due primarily to the lower average level of revolving debt as we used the proceeds from the sale of the Intersection Control segment in July 2008 to pay down our revolving bank debt. The interest rate on our bank credit facility is based on prime or LIBOR, plus a margin. Our overall weighted average interest rate was 6.9% as of June 30, 2009 compared to our weighted average rate of 6.0% as of June 30, 2008. The interest rate on the Company's convertible debt is 7%.

        Net interest expense for fiscal 2008 decreased to $4,000,000 from $4,459,000 in fiscal 2007. The decrease was due primarily to lower interest rates on our revolving bank debt and due to interest income received on an income tax refund in fiscal 2008.

Income Taxes

        The income tax benefit for fiscal 2009 was $4,818,000 compared to the income tax provision for fiscal 2008 of $1,225,000. The effective tax rate was 32% for fiscal 2009 due primarily to the utilization of R&D credits. We expect to provide for income taxes at a rate of 38% for fiscal 2010. However, this rate may be negatively impacted based on management's ongoing evaluation as to whether it is more likely than not that some or all of the deferred tax assets recorded are realizable.

        The income tax provision for fiscal 2008 was $1,225,000, reflecting a 28% effective tax rate due to the utilization of R&D credits.

(Loss) Earnings from Continuing Operations

        The loss from continuing operations for fiscal 2009 was $10,352,000, or $1.12 per diluted share compared to earnings of $3,119,000, or $0.34 per diluted share, for 2008. Included in the loss for fiscal 2009 was $9,246,000, or $0.74 per diluted share, in goodwill impairment charges and $1,342,000, or $0.09 per diluted share, in severance costs.

        Earnings from continuing operations for fiscal 2008 were $3,119,000, or $0.34 per diluted share, compared to earnings of $4,815,000, or $0.54 per diluted share, for 2007.

Loss from Discontinued Operations, Net of Income Taxes

        The loss from discontinued operations, net of income taxes for fiscal 2009 was $758,000, or $0.08 per diluted share, compared to a loss of $2,648,000, or $0.29 per diluted share, for fiscal 2008. Included in the loss for fiscal 2009 was a loss of $712,000 from the sale of the Intersection Control business, net of income taxes. Included in the loss for fiscal 2008 was a $1,326,000 loss from the write-down of assets held for sale, net of income taxes.

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

Net (Loss) Earnings

        The net loss for fiscal 2009 was $11,110,000, or $1.20 per diluted share compared to net earnings for fiscal 2008 of $471,000, or $0.05 per diluted share.

        Net earnings for fiscal 2008 were $471,000, or $0.05 per diluted share, compared to a net loss of $3,579,000, or $0.40 per diluted share, for 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal sources of funds historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $98,000 as of June 30, 2009. As of June 30, 2009, we had $1,000,000 outstanding against our bank credit facility and $40,000,000 in 7% Convertible Senior Subordinated Notes due February 2025 (the "Convertible Notes"), as discussed further in Note 9 to our Consolidated Financial Statements.

        Our current amended bank credit agreement with our senior bank (the "Credit Agreement") provides for a $15 million secured revolving credit facility and includes both fixed and floating interest rate options, at the LIBOR and British Bankers Association LIBOR rate, plus a margin. The Credit Agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria including leverage ratios and a fixed charge ratio. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements.

        We were in violation of certain financial covenants as of the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 and we received waivers from our senior bank for those violations. Accordingly, we amended the Credit Agreement with an amendment dated November 7, 2008. As of December 31, 2008, we were in violation of certain financial covenants, for which we received a waiver and an amendment dated February 9, 2009. This amendment to the Credit Agreement reduced the amount of the revolver commitment from $40 million to $15 million, changed the expiration date from February 2010 to November 1, 2009, prohibited payments for dividends and the purchase of our common stock for the treasury and increased the interest rate margin and certain fees. As of March 31, 2009, we were in violation of certain financial covenants, for which we received a waiver and an amendment dated May 7, 2009. This amendment modified several financial covenants which eliminated certain financial ratio covenants and added a monthly borrowing base formula to restrict borrowings based on eligible accounts receivable, inventory and fixed assets as well as a minimum earnings covenant. We were in compliance with these covenants at June 30, 2009. There are no financial covenants for the quarter ended September 30, 2009. The Credit Agreement expires in November 2009. Our ability to obtain an extension to the Credit Agreement or to successfully negotiate a new bank credit agreement is dependent upon our future performance and may be affected in part by events beyond our control, including the current economic downturn. Reduced cash flows from operations, regardless of cause, may make it more difficult to obtain an extension of our Credit Agreement or negotiate a new bank credit agreement. Continuing uncertainty in the credit markets may affect our ability to access those markets and may increase costs associated with borrowing and issuing debt instruments.

        Although the variable interest rates under our revolving credit facility have been volatile due to the current credit environment, the financial effect on us has not been significant as the amount outstanding against the facility was only $1,000,000 as of June 30, 2009. Currently, we do not believe that our operating cash flow needs will require us to significantly increase our net bank borrowings in the near term. Our $40 million of 7% Convertible Notes accounted for the majority of our $41.0 million in outstanding debt as of June 30, 2009.

        There are currently no default interest provisions in connection with a default on our Credit Agreement. The provisions of our Credit Agreement and Convertible Notes each include cross-default provisions such that a default on any individual payment obligation greater than $5 million is a default under both agreements.

        The holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may require us to repurchase the Notes in February 2010, which we expect they will do. In connection with the potential put option of the Notes to the Company by its holders on February 15, 2010, we are working with an advisor to explore financing alternatives. We have also taken several actions to reduce our cost structure and we continue to investigate other potential cost savings alternatives. To conserve cash, we have suspended our semiannual dividend and we have reduced capital expenditures.

        Based on our preliminary discussions and expected operating results for fiscal 2010, we believe that we will be able to refinance our existing debt obligations including the Notes. However, should we be unsuccessful in obtaining such refinancing on a timely or satisfactory basis or executing other planned actions, the lenders could avail them themselves of remedies under those agreements and there is no assurance that cash flows from operations or other liquidity sources would provide sufficient liquidity to fund operations through June 2010.

        Our outstanding borrowings were $41,000,000, or 54.5% of total capitalization, as of June 30, 2009, of which $1,000,000 was outstanding on our bank credit facility. This compares to $57,600,000, or 56.8% of total capitalization, as of June 30, 2008, of which $17,600,000 was outstanding on our bank credit facility. Subsequent to June 30, 2008, we used the proceeds from the sale of the Intersection Control business to pay down substantially all of our bank debt. Included in short-term debt as of June 30, 2009 and in long-term debt as of June 30, 2008 was $40 million in 7% Convertible Senior Subordinated Notes due February 2025. The amount of standby letters of credit outstanding was $1,120,000 as of June 30, 2009 and $1,012,000 as of June 30, 2008.

Cash Flows

        Cash flows provided by continuing operations were $1,685,000 during fiscal 2009. This compares with $8,949,000 in fiscal 2008 and $7,176,000 in fiscal 2007. In each of the past three years, cash flow from operations was primarily derived from earnings before non-cash expenses such as depreciation, amortization, goodwill impairment charges and share-based compensation expense. The decrease in cash generated from operating activities in fiscal 2009 is primarily due to decreased earnings from continuing operations. Due to the decreased earnings in fiscal 2009 we focused on improving cash flow by reducing working capital and accordingly reduced inventory levels by $3,413,000 during fiscal 2009.

        Cash flows used in discontinued operations were $1,545,000 during fiscal 2009. This compares with $6,546,000 used in fiscal 2008 and $5,683,000 used in fiscal 2007. In each of the past three years, cash used in discontinued operations was primarily due to losses before non-cash expenses such as depreciation, amortization and non-cash inventory disposals.

        Investing activities of continuing operations provided cash of $18,004,000 during fiscal 2009, compared to $3,453,000 cash used in fiscal 2008 and $967,000 used in fiscal 2007. We received $20,000,000 in cash upon the sale of the Intersection Control segment in fiscal 2009. We made expenditures during fiscal 2009 of $1,996,000 for capital and patent expenditures. We made expenditures during fiscal 2008 of $3,453,000 for capital and patent expenditures. Expenditures during fiscal 2007 were $2,672,000 for capital and patent expenditures, which were offset somewhat by proceeds received from the sale of assets.

        Investing activities of discontinued operations used cash of $25,000 for capital expenditures during fiscal 2009 and $1,437,000 for capital expenditures during fiscal 2008. In fiscal 2007, discontinued operations generated $484,000 in cash as capital expenditures of $310,000 were more than offset by cash received from the sale of the automated traffic enforcement product line.

        Financing activities used cash of $18,429,000 during fiscal 2009 compared to cash generated of $2,047,000 in fiscal 2008 and cash used of $1,615,000 during fiscal 2007. During fiscal 2009, we used the proceeds from the sale of the Intersection Control segment to pay down substantially all of our revolving bank debt. Our net payments on revolving debt during fiscal 2009 were $16,600,000. The payment of our cash dividend used cash of $1,829,000 during fiscal 2009. During fiscal 2008, we borrowed a net $10,600,000 on our outstanding revolving credit facility and paid $5,122,000 on other notes payable. The payment of our semi-annual cash dividend used cash of $3,533,000. During fiscal 2007, we borrowed a net $1,000,000 on our outstanding revolving credit facility and paid $465,000 on other notes payable. We received cash of $970,000 from the exercise of common stock options in fiscal 2007. The payment of our semi-annual cash dividend used cash of $3,381,000.

        For 2010, we anticipate spending approximately $2,000,000 in cash for capital expenditures as we manage our capital spending in this difficult environment. We currently believe that future operating and capital cash needs will be financed either through cash on-hand, cash generated from operations, from proceeds resulting from the sale of assets or other financing alternatives. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. However, our current bank credit agreement expires in November 2009. In addition, the holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may require us to repurchase the Notes in February 2010, which we expect they will do. We have implemented a series of cost control measures to improve our financial performance and also have suspended our semi-annual dividend and reduced capital expenditures to conserve cash. As further discussed in Note 3 to the Consolidated Financial Statements, we believe that the credit markets are improving and we are working with an advisor to explore other financing alternatives. However, there is no assurance that we will be able to refinance this debt on a timely basis and on satisfactory terms, if at all.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in the notes to the consolidated financial statements. The following table presents our non-cancellable contractual obligations to make future payments under contracts, such as debt and lease agreements, as of June 30, 2009:

(Dollar amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$41,000	$41,000
Estimated interest payments(2)	1,800	1,800
Operating leases, net	4,416	1,089	$1,395	$1,932
Minimum royalty payments	1,110	510	600
Uncertain tax benefits	182	71	111
Purchase obligations(3)	1,001	1,001

Total	$49,509	$45,471	$2,106	$1,932	—

(1)
Amount includes expected cash payments on long-term debt based upon current and effective maturities. Amount does not include renewals relating to refinancing of long-term debt currently outstanding as future terms are unknown at this time and difficult to estimate.

(2)
Amount includes estimated interest payments based on interest rates as of the current period. Interest rates on variable-rate debt are subject to change in the future. Interest is estimated based upon current and effective maturities of long-term debt currently outstanding and does not include an estimate of future interest payments relating to refinancing of long-term debt per (1) above. Cash paid for interest was $3,519,000 in fiscal 2009 and we currently expect cash for interest to be approximately that amount or higher in fiscal 2010.

(3)
Purchase obligations include non-cancellable orders with suppliers in the normal course of business on a short-term basis.

        As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contracts. The total amount of bid and performance related bonds that was available and undrawn as of June 30, 2009 was $2,115,000. We also have standby letters of credit covering potential workers' compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of June 30, 2009 was $1,120,000.

FUTURE OUTLOOK

        Looking forward, we remain cautious given the weak global economic conditions and the difficult financial markets. This unfavorable market environment may continue to negatively affect demand for our products indefinitely.

        The United States domestic market for highway and transportation safety products is directly affected by federal, state, and local governmental policies. Historically, federal funds have been allocated and highway policy has been developed through six-year federal highway authorization bills. The current federal highway authorization law, the Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users, or SAFETEA-LU, expires September 30, 2009. We anticipate delays in the enactment of a new highway authorization bill. We expect that before September 30, 2009, Congress and the Obama Administration will agree to extend the highway authorization law for a limited time (perhaps 12 to 18 months) at current levels, and will transfer funds to the highway trust fund as needed in order to provide ample time for the adoption of a new multi-year highway authorization law.

        We are optimistic about the potential positive impact from the federal funding for transportation projects enacted as part of the American Recovery and Reinvestment Act, signed into law in February 2009, which includes approximately $27 billion in stimulus funding for highways and bridges. We are encouraged that as of the end of June, approximately 60% of the $27 billion had been obligated by the States, but only a small portion of the $27 billion had been paid. We believe that the relatively low level of payments to date could mean that many projects require the completion of specific deliverables, or in some cases, completion of the full project before payments are made. We anticipate that our fiscal 2010 results will benefit from this stimulus spending, but we believe that this one-time spending package can not substitute for enactment of the multi-year highway authorization legislation and the long term funding of the highway trust fund. Until a new multi-year highway authorization bill becomes law, the transportation safety allotment in federal and state budgets may be uncertain and we believe that prolonged uncertainty may adversely impact sales of our products and our financial performance in fiscal 2010. In addition, state budgetary constraint and deficit issues are expected to continue into fiscal 2010, which may negatively impact our performance in fiscal 2010.

        We expect international sales to continue to be an important driver of our sales growth and we plan to continue to focus on these markets to offset the softness in the domestic market. International sales in fiscal 2009 modestly outpaced last year's international sales and partially offset the softness in domestic sales this fiscal year. We are cautiously optimistic that international sales will increase modestly in fiscal 2010 over fiscal 2009. However, there can be no assurance that international sales will continue to increase.

        In summary, we are cautiously optimistic about the domestic funding outlook and we anticipate modest near-term domestic sales growth. We believe we will continue to see growth in international sales. We believe that we have strong market share positions, outstanding brand name recognition and a talented employee base and that we are well positioned with our leaner cost structure. However it is difficult to predict when and to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will increase.

        Our fiscal 2010 operating outlook will be affected by our ability to extend or refinance our senior bank debt on terms attractive to us and our ability to reach an acceptable arrangement with the holders of the 7% Convertible Senior Subordinated Notes by February 2010. See our discussion at Liquidity and Capital Resources for further information.

SIGNIFICANT ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets, health care liabilities and determining stock-based compensation expense. These estimates are made using management's best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2009 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management during this fiscal year except for the adoption of accounting pronouncements as described below. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We believe the following significant accounting policies and methods used by the Company are the most important to the presentation of our financial statements:

        Discontinued Operations and Assets Held for Sale: We consider businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale. The assets of the Intersection Control business are classified as held for sale as of June 30, 2008 and the results of operations of the Intersection Control business are classified as discontinued operations for all periods presented. The sale of the Intersection Control business was completed in July 2009.

        Revenue Recognition: Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. We ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. The majority of our sales are for standard products and services with customer acceptance occurring upon shipment of the product or performance of the service. We also enter into agreements that contain multiple elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, we recognize revenue for a delivered element when it has stand-alone value to the customer, the fair values of undelivered elements are known, customer acceptance of the delivered element has occurred and there are only customary refund or return rights related to the delivered element. In addition, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Provision for estimated uncollectible amounts and credits is made based upon management's analysis of bad debts, credit and returns.

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

        During the fourth quarter of fiscal 2008, we performed the annual impairment review of our goodwill and concluded that no impairment had occurred. Subsequent to December 31, 2008, our common stock price declined such that the market value of our common equity became lower than our book value and the stock price remained depressed for a sustained period during the third quarter of fiscal 2009. In addition, the economic conditions which began to adversely impact our business to a significant extent during the second quarter of fiscal 2009 continued for a sustained period into the third quarter. As a result, management performed an interim asset impairment assessment of our goodwill and intangible assets during the third quarter of fiscal 2009. We performed the interim first step of the goodwill impairment test for both of our segments and determined that the carrying value of our Inform segment exceeded its fair value, indicating that goodwill of that segment was impaired. Having determined that the Inform segment goodwill was impaired, we then performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the segment to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying value of goodwill. Based upon that test, we determined that the entire amount of the Inform segment goodwill was impaired and we recorded a goodwill impairment charge in the Inform segment of $9,246,000, or $6,877,000 net of income tax benefits, in the third quarter of fiscal 2009. We also evaluated intangible assets for impairment and determined that the carrying amounts were recoverable. There were no impairment charges recorded in the Protect and Direct segment during fiscal 2009 due to the relatively low level of long-lived assets within the segment as compared to the Inform segment with a higher relative level of long-lived assets.

        Our annual impairment review did not indicate that our assets were impaired as of June 30, 2009. However, if either of our segments records significantly lower than expected operating profits in interim periods during fiscal 2010, or if we experience changes in expectations related to the extent and duration of the economic downturn and its impact on the operating results of our segments, or if our market capitalization falls below our carrying value for a sustained period, we may need to perform an interim impairment test. The amount of an impairment loss could be up to the total amounts of goodwill and intangible assets recorded as of June 30, 2009 of $8,139,000 and $1,975,000, respectively. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

        Income Taxes: We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. During the fourth quarter of fiscal 2009, we performed an Internal Revenue Code Section 382 analysis with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our results and our financial condition. We currently expect the net deferred tax assets of $21,255,000 recorded as of June 30, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize these loss carryforwards. However, changes in expectations related to the extent and duration of the economic downturn and its impact on our operating results as well as a subsequent change in ownership which may limit the utilization of net operating losses and tax credit carryforwards could cause us to further review the realizability of our deferred tax assets. If we incur pre-tax losses for a sustained period in fiscal 2010 we would expect to further review the realizability of our deferred tax assets. It is possible that the review would result in an increased valuation allowance, increasing income tax expense, which would adversely affect our net income.

        Share-based compensation: We recognize share-based compensation expense for all unvested share-based payments based on the fair value on the original grant date. The fair value of the options and restricted stock granted is amortized on a straight-line basis over the requisite service period, which is the vesting period.

        Severance costs: We record employee severance when a specific plan has been approved by management, the plan has been communicated to employees and it is unlikely that significant changes will be made to the plan.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 related to financial assets and liabilities on July 1, 2008, as discussed further in footnote 18, and it did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted SFAS 159 on July 1, 2008. We did not adopt the fair value option permitted under this statement and therefore the adoption of this statement had no effect on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. In April 2009, the FASB issued FSP 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which amends and clarifies issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. We do not expect that our adoption of these statements effective July 1, 2009 will impact our results of operations or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS 161"), which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Our adoption of this statement effective January 1, 2009 did not impact our results of operations or financial position.

        In April 2008, the FASB issued Staff Position (FSP) No. SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible

Assets" and the period cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. The effective date for SFAS 142-3 is the beginning of our fiscal 2010. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The effective date for FSP APB 14-1 is the beginning of our fiscal 2010. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS 165 applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 effective June 30, 2009 did not have a material effect on our results of operations or financial position.

        In June, 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual statements issued after September 15, 2009 and will change the way we reference accounting standards in future filings.

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

        Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include uncertainties related to continued weak global economic conditions and the constricted financial markets; continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; market demand for our products; pricing and competitive factors, among others which are set forth in the "Risk Factors" of Part I, Item 1A of this Annual Report on Form 10-K.

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

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The majority of our business is transacted in U.S. dollars and the U.S. dollar is considered the primary currency for the majority of our operations. There were no material transaction gains or losses during fiscal 2009, fiscal 2008 or fiscal 2007 and we do not believe we are currently exposed to any material risk of loss from currency exchange fluctuations. We will continue to evaluate the need for the use of derivative financial instruments to manage foreign currency exchange rate changes. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quixote Corporation

        We have audited the accompanying consolidated balance sheets of Quixote Corporation (a Delaware corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II- Valuation and Qualifying Accounts as of June 30, 2009, 2008 and 2007. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quixote Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quixote Corporation's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2009 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ GRANT THORNTON LLP
Chicago, Illinois
September 14, 2009

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For each of the three years ended June 30,
(Dollar amounts in thousands, except share data:)	2009	2008	2007
Net sales	$94,093	$101,806	$107,774
Cost of sales	66,397	64,967	64,255

Gross profit	27,696	36,839	43,519

Operating (income) expenses:
Selling and administrative	25,738	24,845	28,346
Research and development	3,039	3,650	3,453
Severance costs	1,342
Goodwill impairment charge	9,246
Gain on sale of assets			(518)

	39,365	28,495	31,281

Operating (loss) profit	(11,669)	8,344	12,238
Other income (expense):
Interest income	7	338	19
Interest expense	(3,508)	(4,338)	(4,478)

	(3,501)	(4,000)	(4,459)

(Loss) earnings from continuing operations before income taxes	(15,170)	4,344	7,779
Income tax (benefit) provision	(4,818)	1,225	2,964

(Loss) earnings from continuing operations	(10,352)	3,119	4,815
Discontinued operations:
Loss from operations, net of income taxes	(46)	(1,322)	(8,394)
Loss on sale of discontinued operations, net of income taxes	(712)
Loss from write-down of assets held for sale, net of income taxes		(1,326)

Loss from discontinued operations, net of income taxes	(758)	(2,648)	(8,394)

Net (loss) earnings	$(11,110)	$471	$(3,579)

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.12)	$0.34	$0.54

Loss from discontinued operations	$(0.08)	$(0.29)	$(0.94)

Net (loss) earnings	$(1.20)	$0.05	$(0.40)

Weighted average common shares outstanding	9,248,084	9,092,139	8,945,855

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.12)	$0.34	$0.54

Loss from discontinued operations	$(0.08)	$(0.29)	$(0.94)

Net (loss) earnings	$(1.20)	$0.05	$(0.40)

Weighted average common and common equivalent shares
outstanding	9,248,084	9,121,103	8,945,855

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONSOLIDATED FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
(Dollar amounts in thousands, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$98	$408
Accounts receivable, net of allowance for doubtful accounts of $1,106 in 2009 and $418 in 2008	20,920	23,801
Inventories, net	15,976	19,389
Deferred income taxes	2,354	2,608
Other current assets	970	504
Current assets of business held for sale		20,161

Total current assets	40,318	66,871

Property, plant and equipment at cost:
Land	988	988
Buildings and improvements	14,842	14,835
Machinery and equipment	15,335	14,730
Furniture and fixtures	1,990	1,928
Computer equipment and software	9,708	8,780
Leasehold improvements	1,556	1,710
Construction in progress	1,054	902

	45,473	43,873
Less: accumulated depreciation and amortization	(29,553)	(27,162)

	15,920	16,711

Goodwill	8,139	17,385
Intangible assets, net	1,975	2,206
Deferred income taxes	18,901	13,371
Other assets	339	890
Assets of business held for sale		4,109

	$85,592	$121,543

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$41,000	$17,600
Accounts payable	3,819	5,950
Dividends payable		1,829
Accrued expenses:
Accrued payroll and commissions	1,297	1,289
Accrued insurance	1,287	1,347
Accrued interest	1,050	1,065
Other accrued expenses	1,946	2,047
Current liabilities of business held for sale		5,520

Total current liabilities	50,399	36,647

Long-term debt, net of current portion		40,000
Other long-term liabilities	1,028	1,059
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01 2/3; authorized 30,000,000 shares; issued 11,077,711 shares in 2009 and 11,051,815 shares in 2008	185	184
Capital in excess of par value of stock	66,133	66,498
Accumulated deficit	(11,159)	(49)
Treasury stock, at cost, 1,743,844 shares in 2009 and 1,893,552 shares in 2008	(20,994)	(22,796)

Total shareholders' equity	34,165	43,837

	$85,592	$121,543

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the three years ended June 30, 2009
	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Compre- hensive Income(Loss)	Retained Earnings (Accum Deficit)	Treasury Stock
								Compre- hensive Income (Loss)
(Dollar amounts in thousands, except share data)	Shares	Dollars				Shares	Dollars
BALANCES, JULY 1, 2006	10,904,678	$182	$62,434	$227	$10,226	2,008,636	$(24,123)
Exercise of options, net of tax	81,657	1	1,231
Net loss—2007					(3,579)			$(3,579)
Other comprehensive income				(118)				(118)
Declaration of semi-annual cash dividends ($0.19 per share)					(3,409)
Issuance of shares for 401K plan			392			(50,517)	571
Stock compensation expense			970
Issuance of shares pursuant to the stock retirement plan	10,794		203

BALANCES, JUNE 30, 2007	10,997,129	$183	$65,230	$109	$3,238	1,958,119	$(23,552)	$(3,697)

Exercise of options, net of tax	14,790		141
Net earnings—2008					471			$471
Adoption of FIN 48					(110)
Other comprehensive income				(109)				(109)
Declaration of semi-annual cash dividends ($0.20 per share)					(3,648)
Issuance of shares for 401K plan			251			(69,117)	795
Issuance of restricted stock	29,100	1
Repurchase of shares						4,550	(39)
Stock compensation expense			773
Issuance of shares pursuant to the stock retirement plan	10,796		103

BALANCES, JUNE 30, 2008	11,051,815	$184	$66,498	$—	$(49)	1,893,552	$(22,796)	$362

Net loss—2009					(11,110)			$(11,110)
Issuance of shares for 401K plan			(1,063)			(149,708)	1,802
Cancellation of restricted stock	(6,466)
Stock compensation expense			430
Issuance of shares pursuant to the stock retirement plan	32,362	1	268

BALANCES, JUNE 30, 2009	11,077,711	$185	$66,133	$—	$(11,159)	1,743,844	$(20,994)	$(11,110)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

QUIXOTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the three years ended June 30,
(Dollar amounts in thousands)	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) earnings	$(11,110)	$471	$(3,579)
Loss from discontinued operations, net of tax	46	1,322	8,394
Loss on sale of discontinued operations, net of tax	712
Loss from write-down of assets held for sale, net of tax		1,326

(Loss) earnings from continuing operations, net of tax	(10,352)	3,119	4,815
ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET CASH PROVIDED BY OPERATIONS:
Goodwill impairment charge	9,246
Depreciation	2,686	2,883	2,870
Amortization	978	778	829
Deferred income taxes	(4,817)	271	4,369
Provisions for losses on accounts receivable	687	(539)	508
Issuance of stock retirement plan shares	268	103	203
Issuance of stock to 401K plan	739	1,046	963
Share-based stock compensation expense	430	773	970
Gain on sale of assets			(518)
Changes in operating assets and liabilities:
Accounts receivable	2,194	2,634	(681)
Inventories	3,413	(1,463)	(3,413)
Other assets	(561)	146	(462)
Accounts payable and accrued expenses	(2,671)	(3,229)	(965)
Income taxes payable/refundable	(524)	2,413	(2,270)
Other	(31)	14	(42)

Net cash provided by operating activities—continuing operations	1,685	8,949	7,176
Net cash used in operating activities—discontinued operations	(1,545)	(6,546)	(5,683)

Net cash provided by operating activities	140	2,403	1,493

INVESTING ACTIVITIES:
Capital expenditures	(1,895)	(3,371)	(2,143)
Patent expenditures	(101)	(82)	(529)
Proceeds from sale of discontinued operations	20,000
Proceeds from sale of assets			1,705

Net cash provided by (used in) investing activities—continuing operations	18,004	(3,453)	(967)
Net cash provided by (used in) investing activities—discontinued operations	(25)	(1,437)	484

Net cash provided by (used in) investing activities	17,979	(4,890)	(483)

FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	27,300	36,000	25,650
Payments on revolving credit agreement	(43,900)	(25,400)	(24,650)
Payments on notes payable		(5,122)	(465)
Payment of semi-annual cash dividends	(1,829)	(3,533)	(3,381)
Proceeds from exercise of common stock options		83	970
Income tax benefit from employee stock options		58	261
Repurchase of common stock for treasury		(39)

Net cash (used in) provided by financing activities	(18,429)	2,047	(1,615)

Net change in cash and cash equivalents	(310)	(440)	(605)
Cash and cash equivalents at beginning of year	408	848	1,453

Cash and cash equivalents at end of year	$98	$408	$848

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

2.    ACCOUNTING POLICIES

        There have been no material changes in accounting policies, methods and estimates used by management during this fiscal year except for the adoption of accounting pronouncements as described below. The following describes our more significant accounting policies:

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Quixote Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        We consider businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale. The assets of the Intersection Control business are classified as held for sale as of June 30, 2008 and the results of operations of the Intersection Control business are classified as discontinued operations for all periods presented. The sale of the Intersection Control business was completed in July 2009.

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

PROPERTY, PLANT AND EQUIPMENT

        We capitalize expenditures for major renewals and improvements and charge current earnings with the cost of maintenance and repairs. Provisions for depreciation and amortization have been computed on a straight-line or other systematic methods based on the expected useful lives of the assets as indicated below:

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 12 years
Furniture and fixtures	3 to 10 years
Computer equipment and software	3 to 7 years
Leasehold improvements	5 to 10 years or the lease term, if shorter

        The cost and accumulated depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of retirement or other disposition with the gain or loss credited or charged to earnings.

COMPUTER SOFTWARE

        We capitalize certain costs incurred in connection with developing computer software embedded in new products which will be used in our products once we achieve technological feasibility. During 2009 and 2008, approximately $560,000 and $679,000, respectively, of embedded computer software was capitalized by the Inform segment.

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

        The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. Our stock price is also a factor impacting the assessment of the fair value of our underlying reporting segment for purposes of performing a goodwill impairment assessment. Our stock price can be affected by, among other things, the relatively small public float of our stock, quarterly fluctuations in our operating results, and changes in estimates of our future earnings. See footnote 8 for further information.

INCOME TAXES

        We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets, the length of time to utilize the loss carryforwards as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. During the fourth quarter of fiscal 2009, we performed an Internal Revenue Code Section 382 analysis with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACCOUNTING POLICIES (Continued)

upon examination of our tax returns may have a material adverse impact on our results and our financial condition. We currently expect the net deferred tax assets of $21,255,000 recorded as of June 30, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize net operating losses.

FINANCIAL INSTRUMENTS

        Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost. The carrying value of our cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The carrying value of our debt from our revolving credit facility approximates fair value due to the variable-rate nature of the respective borrowings. The fair value of the company's convertible notes is estimated based on the most recent market data available. Refer to Note 18 for further information.

DERIVATIVES

        We may use derivative financial instruments from time to time as a risk management tool to hedge our exposure to changes in interest rates and foreign exchange rates. Our derivatives are designated as cash flow hedges. We record any changes in the fair value of the derivative in accumulated other comprehensive income in stockholders' equity. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We do not use derivative financial instruments for speculative purposes or for trading purposes. We may use interest rate swaps to manage interest rate risk associated with fixed and floating-rate borrowings, but we have not used those instruments since issuing our fixed rate convertible debt in fiscal 2005. We may also enter into currency exchange contracts to manage currency risk resulting from exchange rate changes. We did not have any material derivative financial instruments as of June 30, 2009 or 2008.

CONCENTRATION OF CREDIT RISK

        Our customers consist of distributors, contractors, departments of transportation, state agencies, local governments or municipalities. No single customer represents a significant portion of our total revenues. In fiscal 2009, approximately 7%, 6% and 6% of revenues were from customers in the states of New York, Texas and Illinois, respectively. In fiscal 2008, approximately 7%, 7% and 6% of revenues were from customers in the states of New York, Texas and California, respectively. In fiscal 2007, approximately 9%, 8% and 7% of revenues were from customers in the states of Texas, Illinois and New York, respectively.

REVENUE RECOGNITION

        Revenues, net of discounts and allowances, are recognized when either services have been rendered or both title and risk of loss of products have been transferred to unaffiliated customers. We ensure that collection of the resulting receivable is probable, persuasive evidence that an arrangement exists, and the revenue is fixed or determinable. The majority of our sales are for standard products and services with customer acceptance occurring upon shipment of the product or performance of the service. We also enter into agreements that contain multiple elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, we recognize

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACCOUNTING POLICIES (Continued)

revenue for a delivered element when it has stand-alone value to the customer, the fair values of undelivered elements are known, customer acceptance of the delivered element has occurred and there are only customary refund or return rights related to the delivered element. In addition, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Provision for estimated uncollectible amounts and credits is made based upon management's analysis of bad debts, credit and returns.

SHIPPING AND HANDLING

        Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by us are included in cost of sales.

RESEARCH AND DEVELOPMENT

        Research and development (R&D) costs are expensed as incurred.

SHARE-BASED COMPENSATION

        We recognize share-based compensation expense for all unvested share-based payments based on the fair value on the original grant date. The fair value of the options and restricted stock granted is amortized on a straight-line basis over the requisite service period, which is the vesting period.

SEVERANCE COSTS

        We record employee severance when a specific plan has been approved by management, the plan has been communicated to employees and it is unlikely that significant changes will be made to the plan.

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

RECENT ACCOUNTING PRONOUCEMENTS

        In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 related to financial assets and liabilities on July 1, 2008, as discussed further in footnote 18, and it did not have a material impact on our

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACCOUNTING POLICIES (Continued)

consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted SFAS 159 on July 1, 2008. We did not adopt the fair value option permitted under this statement and therefore the adoption of this statement had no effect on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. In April 2009, the FASB issued FSP 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which amends and clarifies issues that arose regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. We do not expect that our adoption of these statements effective July 1, 2009 will impact our results of operations or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS 161"), which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Our adoption of this statement effective January 1, 2009 did not impact our results of operations or financial position.

        In April 2008, the FASB issued Staff Position (FSP) No. SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets" and the period cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. The effective date for SFAS 142-3 is the beginning of our fiscal 2010. We do not expect

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACCOUNTING POLICIES (Continued)

the adoption of this statement to have a material effect on our results of operations or financial position.

        In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The effective date for FSP APB 14-1 is the beginning of our fiscal 2010. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS 165 applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 effective June 30, 2009 did not have a material effect on our results of operations or financial position.

        In June, 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual statements issued after September 15, 2009 and will change the way we reference accounting standards in future filings.

3.    LIQUIDITY

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

        After years of profitable operations, our continuing operations sustained net losses during fiscal 2009 totaling $10,352,000. Goodwill impairment charges net of income taxes accounted for $6,877,000 of that net loss and employee severance costs net of income taxes accounted for $832,000 of that net loss. The balance of the net losses was primarily due to the lower sales volume caused by the worldwide economic downturn, along with unfavorable sales mix and higher bad debt expenses. While we expect that results for fiscal 2010 will continue to be impacted by a difficult economic environment in both the U.S. and globally, we are cautiously optimistic about the domestic funding outlook and we expect modest domestic sales growth in fiscal 2010 and continued growth in our international sales in

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    LIQUIDITY (Continued)

fiscal 2010. Along with the expected sales growth, we believe that the benefits of our cost reduction initiatives will help us to return to profitability in fiscal 2010.

        Our ability to continue as a going concern is contingent upon our ability to obtain debt financing. Our current bank credit agreement expires in November 2009 against which we had $1 million outstanding as of June 30, 2009. In addition, the holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may require us to repurchase the Notes in February 2010, which we expect they will do. We have implemented a series of cost control measures to improve our financial performance and also have suspended our semi-annual dividend and reduced capital expenditures to conserve cash. We are currently generating positive cash flow in fiscal 2010 and we expect we may continue to do so throughout the fiscal year but our existing cash balances and the cash we expect to generate from operations in fiscal 2010 will not be sufficient to pay the principal amount of those Notes in fiscal 2010. We are exploring financing alternatives including entering into a new bank credit facility, the sale and leaseback of some of our facilities and the sale of certain other assets. We believe that the credit markets are improving and we are working with an advisor to explore other financing alternatives. Based on our preliminary discussions and expected operating results for fiscal 2010, we believe that we will be able to refinance our existing debt obligations including the Notes. However, should we be unsuccessful in obtaining such refinancing on a timely or satisfactory basis or executing other planned actions, the lenders could avail them themselves of remedies under those agreements and there is no assurance that cash flows from operations or other liquidity sources would provide sufficient liquidity to fund operations through June 2010.

4.    DISCONTINUED OPERATIONS

        On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. The assets and liabilities of the divested segment were classified as assets and liabilities held for sale within our consolidated balance sheets until the sale in fiscal 2009. We reflected the results of those operations as discontinued operations. We recognized a loss on sale of the Intersection Control segment of $712,000, net of income taxes of $436,000, in the first quarter of fiscal 2009. Also during that period in connection with the sale, approximately $10 million in deferred tax assets were recorded as net operating losses which were classified as other temporary differences as of June 30, 2008. These amounts were not classified as assets held for sale within our consolidated balance sheet as of June 30, 2008 as the net operating losses can be used to offset future consolidated income. We recognized a loss of $1,326,000, net of income taxes, as of June 30, 2008 to write down the related carrying amounts of the segment's net assets to their fair values less estimated costs to sell.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    DISCONTINUED OPERATIONS (Continued)

        The results of discontinued operations for fiscal years 2009, 2008 and 2007, consist of the following:

(Dollar amounts in thousands)	2009	2008	2007
Net sales	$1,732	$32,031	$29,704

Loss from operations of discontinued operations	$(75)	$(2,044)	$(2,286)
Restructuring and impairment charges			(11,275)
Loss from write-down of assets held for sale		(2,138)
Loss from sale of discontinued operations	(1,148)

Loss before taxes	(1,223)	(4,182)	(13,561)
Income tax benefit	(465)	(1,534)	(5,167)

Loss from discontinued operations, net of income tax benefit	$(758)	$(2,648)	$(8,394)

        Assets and liabilities expected to be sold were reclassified to assets and liabilities of business held for sale, respectively, and consist of the following as of June 30, 2008:

(Dollar amounts in thousands)
Current assets of business held for sale
Receivables	$6,270
Inventories	13,134
Other current assets	757

Total current assets	20,161
Property, plant and equipment	2,474
Other assets	1,635

Total assets of business held for sale	$24,270

Total liabilities of business held for sale	$5,520

5.    DISPOSITIONS

        During the first quarter of fiscal 2007, we sold a former captive manufacturing facility of the Protect and Direct segment located in South Bend, Indiana to Elkhart Plastics, Inc. Since June 30, 2005, we had been renting the facility to the buyer. Our net proceeds from the sale of this facility in fiscal 2007 were $1,423,000 and we recognized a gain on the sale of assets of $236,000.

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

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    INVENTORIES

        Inventories, net, consist of the following at June 30:

(Dollar amounts in thousands)	2009	2008
Finished goods	$7,471	$10,439
Work-in-process	3,950	5,007
Raw materials	4,555	3,943

	$15,976	$19,389

7.    INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following as of June 30:

	2009			2008
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and licenses	$3,847	$2,392	$1,455	$3,746	$2,160	$1,586
Technology and installed base	1,271	916	355	1,271	849	422
Customer relationships	200	200	0	200	200	0
Trade names	330	165	165	330	132	198
Other	20	20	0	20	20	0

Total	$5,668	$3,693	$1,975	$5,567	$3,361	$2,206

        We paid $101,000 and $82,000 for patents and licenses during fiscal 2009 and fiscal 2008, respectively. Intangible amortization expense was $332,000, $317,000 and $291,000 for the years ended June 30, 2009, 2008 and 2007, respectively. The estimated amortization expense for the five fiscal years subsequent to 2009 is as follows: $329,000 in 2010, $327,000 in 2011, $317,000 in 2012, $271,000 in 2013 and $267,000 in 2014. Intangible assets are amortized over their useful lives, which is four to seventeen years for patents and licenses, five to fifteen years for technology and installed base, five to ten years for customer relationships, ten years for trade names and one to two years for other intangible assets.

        The following table displays a roll-forward of the carrying amount of goodwill from July 1, 2007 to June 30, 2009 by business segment:

	2009			2008
(Dollar amounts in thousands)	Protect and Direct Segment	Inform Segment	Total	Protect and Direct Segment	Inform Segment	Total
Beginning balance	$8,139	$9,246	$17,385	$8,139	$9,246	$17,385
Acquired
Impairment charges (Note 8)		(9,246)	(9,246)

Ending balance	$8,139	$—	$8,139	$8,139	$9,246	$17,385

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    IMPAIRMENT CHARGE

        During the fourth quarter of fiscal 2008, we performed the annual impairment review of our goodwill and concluded that no impairment had occurred. Subsequent to December 31, 2008, our common stock price declined such that the market value of our common equity became lower than our book value and the stock price remained depressed for a sustained period during the current third quarter. In addition, the current economic conditions which began to adversely impact our business to a significant extent during the second quarter of fiscal 2009 continued for a sustained period into the third quarter. As a result, management performed an interim impairment assessment of our goodwill and intangible assets during the third quarter of fiscal 2009. We performed the interim first step of the goodwill impairment test for both of our segments and determined that the carrying value of our Inform segment exceeded its fair value, indicating that goodwill of that segment was impaired. Having determined that the Inform segment goodwill was impaired, we then performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the segment to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying value of goodwill. Based upon that test, we determined that the entire amount of the Inform segment goodwill was impaired and we recorded a goodwill impairment charge in the Inform segment of $9,246,000, or $6,877,000 net of income tax benefits, in the third quarter of fiscal 2009. We also evaluated intangible assets for impairment and determined that the carrying amounts were recoverable. There were no asset impairment charges recorded in the Protect and Direct segment during fiscal 2009 due to the relatively low level of long-lived assets within the segment as compared to the Inform segment with a higher relative level of long-lived assets. Our annual impairment review performed in the fourth quarter did not indicate that our assets were impaired as of June 30, 2009.

9.    LONG-TERM DEBT

        Long-term debt consists of the following at June 30:

(Dollar amounts in thousands)	2009	2008
Convertible debt 7% interest rate due February 15, 2025	$40,000	$40,000
Revolving credit note due November 1, 2009, interest at variable rates, ranging between 2.6% and 6.8%	1,000	17,600

Total long-term debt	41,000	57,600
Less current portion	41,000	17,600

Long-term debt, net	$—	$40,000

        During February 2005, we sold $40,000,000 of 7% Convertible Senior Subordinated Notes due February 15, 2025 in a private placement and received net proceeds of $37,395,000. Debt issue costs representing direct costs incurred related to the issuance of the Notes in the amount of $2,605,000 were recorded in other assets and are being amortized into interest expense over five years, the effective term of the Notes. The net proceeds were used to pay off our bank term loan and reduce the amount of our revolving credit agreement. The conversion price is $25.90 per share, which represented a 40% premium over the closing price of our stock on the close of the transaction. The Notes are fully redeemable by us at any time after February 20, 2008 at 100% of the principal amount plus accrued and unpaid interest. The investors can require us to repurchase the notes in cash at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, on February 15, 2010, 2015 or 2020. Interest is payable semi-annually on February 15 and August 15 of each year.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    LONG-TERM DEBT (Continued)

        Our current amended bank credit agreement with our senior bank (the "Credit Agreement") provides for a $15 million secured revolving credit facility and includes both fixed and floating interest rate options, at the LIBOR and British Bankers Association LIBOR rate, plus a margin (2.6% as of June 30, 2009). The Credit Agreement is secured by our consolidated assets. The Credit Agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements.

        We were in violation of certain financial covenants as of the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 and we received waivers from our senior bank for those violations. Accordingly, we amended the Credit Agreement with an amendment dated November 7, 2008. As of December 31, 2008, we were in violation of certain financial covenants, for which we received a waiver and an amendment dated February 9, 2009. This amendment to the Credit Agreement reduced the amount of the revolver commitment from $40 million to $15 million, changed the expiration date from February 2010 to November 1, 2009, prohibited payments for dividends and the purchase of our common stock for the treasury and increased the interest rate margin and certain fees. As of March 31, 2009, we were in violation of certain financial covenants, for which we received a waiver and an amendment dated May 7, 2009. This amendment modified several financial covenants which eliminated certain financial ratio covenants and added a monthly borrowing base formula to restrict borrowings based on eligible accounts receivable, inventory and fixed assets as well as a minimum earnings covenant. We were in compliance with these covenants at June 30, 2009. There are no financial covenants for the quarter ended September 30, 2009.

        We used the proceeds from the sale of the Intersection Control segment, discussed in Note 4, to pay down substantially all of our bank debt subsequent to June 30, 2008 and accordingly we reclassified the amount outstanding against the revolving credit facility as current as of June 30, 2008.

        The aggregate amount of maturities of long-term debt for the years subsequent to 2009, assuming the effective maturity of the convertible debt, is $41,000,000 in fiscal 2010.

        See Note 3 for further information on our liquidity.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    SHARE-BASED COMPENSATION

        We recognize share-based compensation expense for all unvested share-based payments based on the fair value on the original grant date. The fair value of the options and restricted stock granted is amortized on a straight-line basis over the requisite service period, which is the vesting period. We have two current share-based compensation plans, which are described below.

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

        A summary of the principal features of our current stock incentive plans, as well as copies of those plans are provided in our Proxy Statement for the Annual Meeting of Stockholders on November 18, 2004. Shares issued as a result of stock option exercises or restricted stock grants may be issued as new shares, funded from treasury stock or may be shares purchased on the open market. We believe that we currently have adequate treasury and authorized unissued shares to meet any requirements to issue shares during fiscal 2010. The authorization for issuance will terminate on November 1, 2011 for both the Plan and the Director Plan.

        We also have a retirement stock award program for certain of our key executives that was authorized under the 1993 Long-Term Stock Ownership Incentive Plan, which has since been replaced by the Plan. The award consists of shares of our common stock and cash ending with the fiscal year in which each executive attains his or her 62nd birthday. In order to receive each year's stock award, the

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    SHARE-BASED COMPENSATION (Continued)

executive must remain employed with us through the end of fiscal year, unless excused by reason of death or other involuntary termination. Participants are also required to retain the shares awarded for as long as they are employed by us or until age 65. The size of each participant's annual award is determined under accepted actuarial principles to provide a retirement income based upon a percentage of the executive's projected compensation and length of service at retirement, but only if our stock price appreciates at a sustained target rate. On July 25, 2008, the Compensation Committee of the Board of Directors approved the issuance of the 32,362 shares remaining in the retirement stock award program, resulting in a charge to share-based compensation expense of $268,000 in 2009. There are no other outstanding retirement award obligations or participants under the retirement stock award program. The retirement stock award program resulted in a charge to share-based compensation expense of $268,000 in 2009, $103,000 in 2008 and $203,000 in 2007.

Share-based Compensation Expense

        The share-based compensation cost that has been charged to Selling and Administrative expense for stock options and restricted stock awards under the Plan and the Director Plan was $430,000, $773,000 and $970,000 for the years ended June 30, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $106,000, $190,000 and $191,000 for those periods, respectively, and the net expense recorded was $324,000, $583,000 and $779,000, which was $0.04 per basic and diluted share outstanding in 2009, $0.06 per basic and diluted share outstanding in 2008 and $0.09 per basic and diluted share outstanding in 2007.

        As of June 30, 2009, the total compensation cost related to unvested share-based awards granted under our stock option plans not yet recognized was approximately $215,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures. The 95,334 unvested options outstanding at June 30, 2009 had a weighted-average fair value of $2.30. The 10,133 shares of restricted stock unvested at June 30, 2009 had a fair value of $19.52.

Determining Fair Value

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below for fiscal years 2009, 2008 and 2007. Expected volatilities are based on historical volatility of the Company's stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the level of per share dividend by the stock price, both as of the grant date. We do not incorporate changes in dividends anticipated by management unless those changes have been communicated to marketplace participants.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    SHARE-BASED COMPENSATION (Continued)

        The following summarizes the assumptions used in determining the fair value of stock options granted during the years ended June 30:

	2009	2008	2007
Risk free interest rate	2.9%	3.8%	4.5 - 4.8%
Expected dividend yield	4.6%	2.11%	2.28%
Weighted average expected volatility.	39%	37%	39%
Expected term	3.9 - 6.0 years	6.0 years	3.9 - 5.8 years
Weighted average expected term	4.3 years	6.0 years	4.4 years
Weighted average grant-date fair value	$1.68	$6.35	$4.95

        We apply a forfeiture rate, estimated based on historical data, of up to 14% to the option fair value calculated by the Black-Scholes option pricing model. This estimated forfeiture rate may be revised in subsequent periods if actual forfeitures differ from this estimate.

Stock Option Activity

        Information with respect to stock option activity under our plans is as follows:

	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	944,902	$18.98
Granted	187,000	$18.65
Exercised	(82,500)	$11.99
Cancelled or expired	(190,199)	$23.65

Outstanding at June 30, 2007	859,203	$18.54	3.2 Years	$1,451,000

Granted	20,000	$18.93
Exercised	(20,000)	$8.34
Cancelled or expired	(28,533)	$20.88

Outstanding at June 30, 2008	830,670	$18.72	2.4 Years	—

Granted	172,100	$7.36
Exercised
Cancelled or expired	(129,101)	$16.54

Outstanding at June 30, 2009	873,669	$16.80	2.0 Years	—

Vested at June 30, 2009	778,335	$17.68	1.7 Years	—

        Options outstanding at June 30, 2009 are exercisable as follows: 778,335 currently, 45,335 within one year, 24,999 in two years and 25,000 in three years. Options outstanding as of June 30, 2008 and 2007 included 710,512 and 608,870 which were exercisable as of those dates, respectively. As of June 30, 2009, we have 496,330 common shares reserved for our option and award plans available for future grants.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    SHARE-BASED COMPENSATION (Continued)

        The following stock option activity occurred during the last three fiscal years:

(Dollar amounts in thousands)	2009	2008	2007
Total intrinsic value of stock options exercised	—	$153	$686
Total fair value of stock options vested	$543	$874	$750

        Information with respect to restricted stock activity under our plans is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2007
Granted	29,100	$19.52
Vested
Cancelled or expired

Unvested outstanding at June 30, 2008	29,100	$19.52

Granted
Vested	12,501	$19.52
Cancelled or expired	6,466	$19.52

Unvested outstanding at June 30, 2009	10,133	$19.52

11.    INCENTIVE SAVINGS PLAN

        We have an incentive savings plan covering substantially all of our employees. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). We contribute a matching contribution based upon a percentage of the participants' contributions. The Company contribution was invested directly in our common stock through fiscal 2009. From fiscal 2005 through fiscal 2009, we contributed most of our matching contributions under the incentive savings plan by issuing common stock from our treasury. In July 2009, an amendment to our incentive savings plan was made to allow future matching contributions to be made in cash and invested ratably to our participants' elected investment funds. Additional discretionary company contributions may be made at the option of our Board of Directors. The expense for the plan was $739,000 in 2009, $1,120,000 in 2008 and $1,160,000 in 2007.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    INCOME TAXES

        The income tax benefit consists of the following:

(Dollar amounts in thousands)	2009	2008	2007
Current:
Federal and international	$(66)	$729	$(1,219)
State	65	225	(186)

	(1)	954	(1,405)

Deferred:
Federal and international	(4,979)	254	4,280
State	162	17	89

	(4,817)	271	4,369

Total income tax (benefit) provision from continuing operations	(4,818)	1,225	2,964
Total income tax benefit from discontinued operations	(465)	(1,534)	(5,167)

Total income tax benefit	$(5,283)	$(309)	$(2,203)

        The components of the net deferred tax asset (liability) are as follows:

(Dollar amounts in thousands)	2009	2008
Deferred tax assets:
Accounts receivable allowance	$238	$265
Warranty reserve	51	311
Goodwill and intangible assets	567	8,001
Inventory valuation	746	734
Compensated absences and medical claims	325	354
Stock option expense	499	499
Other reserves		457
Net operating loss and R&D credits	22,355	7,877
Valuation allowance	(2,074)	(1,262)

	22,707	17,236
Deferred tax liabilities:
Other reserves	(975)
Book over tax basis of fixed assets	(477)	(1,257)

Net deferred tax assets	$21,255	$15,979

        At June 30, 2009, we have approximately $45,264,000 of federal and $30,123,000 of state net operating losses as well as approximately 2,840,000 of research and development credits that can be carried forward for tax purposes. The federal carryforwards expire in years from 2022 through 2029 with the majority expiring in fiscal 2029. The state carryforwards expire in years from 2010 through 2029. The research and development credits expire in years 2022 through 2029. Limitations on the future utilization of certain foreign and state net operating loss carryforwards are present and realization of a portion of the carryforwards is uncertain. The valuation allowance relates principally to

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    INCOME TAXES (Continued)

deferred tax assets relating to these carryforwards that we estimate may not be realizable. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies. See Note 2 for further information.

        The net deferred tax assets from continuing operations consist of the following at June 30:

(Dollar amounts in thousands)	2009	2008
Current deferred tax assets	$2,354	$2,608
Noncurrent deferred tax assets	18,901	13,371

Total net deferred tax assets	$21,255	$15,979

        We file income tax returns in jurisdictions of operation, including federal, state and international jurisdictions. At times, we are subject to audits in these jurisdictions. The final resolution of any such tax audit could result in either a reduction in our accruals or an increase in our income tax provision, both of which could have an impact on consolidated results of operations in any given period. U.S. federal income tax returns have been audited through fiscal 2004. The tax years 2007 and 2008 are currently under examination by the Internal Revenue Service. We do not anticipate significant changes in the unrecognized tax benefits within the next twelve months as the result of examinations or lapse of statues of limitations to be material to our results of operations or financial position.

        The income tax provision (benefit) from continuing operations differed from the taxes calculated at the statutory federal tax rate as follows:

(Dollar amounts in thousands)	2009	2008	2007
Taxes at statutory rate	$(5,158)	$1,477	$2,645
State income taxes	(323)	144	193
R & D credits	(350)	(476)	(190)
Impairment of non-deductible goodwill	775
Change in valuation allowance	812	147	670
Other	(574)	(67)	(354)

Income tax (benefit) provision	$(4,818)	$1,225	$2,964

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2009	2008
Unrecognized tax benefits at July 1	$227	$327
Additions
Current year tax positions
Prior year tax positions
Reductions for prior year tax positions
Lapses of statutes of limitations	(45)	(100)
Settlements

Unrecognized tax benefits at June 30	$182	$227

        Included in the $182,000 balance of gross unrecognized tax benefits at June 30, 2009 are $156,000 of tax benefits that, if recognized, would favorably affect the effective income tax rate. At July 1, 2008, we had gross unrecognized tax benefits of $227,000, of which $189,000, if recognized, would favorably affect our effective income tax rate.

        We record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, were recorded as part of selling and administrative expense prior to July 1, 2007, but are now recorded as part of the income tax expense during the period incurred. We recorded $21,000 and $1,000, respectively for the potential payment of interest and penalties at June 30, 2009, and $37,000 and $5,000, respectively for the potential payment of interest and penalties at June 30, 2008. The liabilities for interest and tax penalties are recorded in accrued expenses.

13.    ACCUMULATED COMPREHENSIVE INCOME

        Accumulated other comprehensive income consists of the following as of June 30, 2008:

(Dollar amounts in thousands)
Beginning balance—July 1, 2007	$109
Amortization to earnings of the unrealized gain on derivative instrument (Note 2)	(109)

Ending balance	—

Accumulated comprehensive income—June 30, 2008	$—

        The market value of the interest rate swap arrangement liquidated during fiscal 2005 was amortized over the remaining life of the originally forecasted transaction.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    EARNINGS (LOSS) PER SHARE

        The computation of basic and diluted earnings (loss) per share is as follows:

(Dollar amounts in thousands, except share data)	2009	2008	2007
Numerator:
Earnings (loss) from continuing operations	$(10,352)	$3,119	$4,815
Loss from sale of discontinued operations	(712)
Loss from discontinued operations	(46)	(1,322)	(8,394)
Loss on write-down of assets held for sale		(1,326)

Net earnings (loss)	$(11,110)	$471	$(3,579)

Denominator:
Weighted average shares outstanding—basic	9,248,084	9,092,139	8,945,855
Effect of dilutive securities—common stock options		28,964

Weighted average shares outstanding—diluted	9,248,084	9,121,103	8,945,855

Earnings (loss) per share of common stock—basic:
Earnings (loss) from continuing operations	$(1.12)	$0.34	$0.54
Loss from sale of discontinued operations	(0.08)
Loss from discontinued operations		(0.14)	(0.94)
Loss on write-down of assets held for sale		(0.15)

Net earnings (loss)	$(1.20)	$0.05	$(0.40)

Earnings (loss) per share of common stock—diluted:
Earnings (loss) from continuing operations	$(1.12)	$0.34	$0.54
Loss from sale of discontinued operations	(0.08)
Loss from discontinued operations		(0.14)	(0.94)
Loss on write-down of assets held for sale		(0.15)

Net earnings (loss)	$(1.20)	$0.05	$(0.40)

        Employee stock options totaling 80,491 shares for the year ended June 30, 2007 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

        There were outstanding options to purchase common stock at prices that exceeded the average market price for the statement of operations period. These options have been excluded from the computation of diluted loss per share and are as follows:

	2009	2008	2007
Average exercise price per share	$17.10	$19.98	$21.40
Number of shares	853,669	675,670	486,867

        As discussed in Note 9, if the Convertible Senior Subordinated Notes are fully converted at the conversion price of $25.90 per share, the Notes would convert into approximately 1,544,000 shares of our common stock. The shares are not included in earnings per share as they are currently anti-dilutive until earnings per share reach approximately $1.20 per share.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES

        Disclosures about each group of similar guarantees and commitments are provided below.

LEASE COMMITMENTS

        We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. Aggregate rental expense under operating leases, principally for office and manufacturing facilities, was $1,501,000 in 2009, $1,681,000 in 2008 and $1,623,000 in 2007. These operating leases include options for renewal. Annual minimum future rentals for non-cancellable leases are approximately $1,089,000 in 2010, $708,000 in 2011, $687,000 in 2012, $688,000 in 2013 and $1,244,000 in 2014.

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

        Our estimated product warranty liability for the years ended June 30 is as follows:

(Dollar amounts in thousands)	2009	2008
Beginning balance	$130	$231
Warranties issued	141	159
Repairs, replacements and settlements	(162)	(210)
Changes in liability for pre-existing warranties, including expirations		(50)

Ending balance	$109	$130

LEGAL

        We record loss contingencies where appropriate within the guidelines established by FASB Statement No. 5 "Accounting for Contingencies". We are involved in several pending judicial proceedings for product liability and other damages arising out of the normal conduct of our business. We have indemnified the purchases of the Intersection Control business against losses that may be incurred, including certain health, environmental, state and local tax and other matters. We have also indemnified the purchaser against losses that might be incurred relative to existing litigation. While the outcome of litigation and other matters is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

EXECUTIVE AGREEMENTS

        We have agreements with certain named executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements, of approximately

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

$2.6 million. The triggering event would occur upon the termination of certain named executive officers any time prior to March 6, 2012, as defined. A portion of these benefits will fluctuate based upon the share price at the time of the triggering event. Historically, we have not made payments under the change of control agreements, and no amount has been accrued in the accompanying consolidated financial statements. We also have employment agreements with certain key executives which are designed to retain the services of those key employees. Upon occurrence of a triggering event under these agreements, we would be liable for payment of certain benefits under these agreements of approximately $1.4 million. We record the expense for these agreements when the agreement is triggered. We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at our request in such capacities. The term of the indemnification period is for the director's or officer's lifetime. We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles, and therefore no amount has been accrued in the accompanying consolidated financial statements.

INDEMNIFICATION OF LENDERS AND AGENTS UNDER CREDIT FACILITY

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

BID AND PERFORMANCE BONDS

        We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $2,115,000 as of June 30, 2009. Historically, we have not made significant payments on bid and performance bonds, and no amount has been accrued in the accompanying consolidated financial statements.

OTHER COMMITMENTS

        We have standby letters of credit primarily covering potential workers' compensation liabilities. The total standby exposure at June 30, 2009 was $1,120,000. We have included $757,000 in accrued liabilities for potential workers' compensation liabilities as of June 30, 2009.

        We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,110,000 through fiscal year 2012. We have included $236,000 in accrued liabilities for royalties as of June 30, 2009.

16.    SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

        Cash paid for interest was $3,519,000 in fiscal 2009, $4,075,000 in fiscal 2008 and $4,384,000 in fiscal 2007. Net cash paid for income taxes was $186,000 in fiscal 2009. Net cash received from income

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES (Continued)

taxes was $2,638,000 in fiscal 2008 and $243,000 in fiscal 2007. We declared dividends that were payable at year end of $1,829,000 in fiscal 2008 and $1,715,000 in fiscal 2007. No dividends were declared in fiscal 2009.

17.    INDUSTRY SEGMENT INFORMATION

        We have two continuing reportable segments, one which manufactures and sells products that Protect and Direct and one which manufactures and sells products that Inform. In July, 2008, our Intersection Control segment was divested. The operations from this business segment have been included in discontinued operations, and are discussed in more detail in Note 4 on discontinued operations. The segment information included below has been reclassified to reflect such discontinued operations.

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

        The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States as follows: $25,938,000 in 2009, $24,642,000 in 2008, and $20,432,000 in 2007. Inter-company sales between segments represented less than one percent of consolidated net sales in each of those periods

        Our reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. We evaluate the performance of our segments and allocate resources to them based on operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Corporate assets consist primarily of cash and cash equivalents, depreciable assets and income tax assets. Accounting policies for the segments are the same as those for the Company.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    INDUSTRY SEGMENT INFORMATION (Continued)

        The following table presents financial information about our continuing operations by segment as of and for the years ended June 30, 2009, 2008 and 2007 comprising the totals reported in the consolidated financial statements.

(Dollar amounts in thousands)	2009		2008	2007
Revenues:
Protect and Direct	$71,511		$80,523	$83,593
Inform	22,582		21,283	24,181

Total	$94,093		$101,806	$107,774

Depreciation and amortization:
Protect and Direct	$2,155		$2,431	$2,592
Inform	863		769	680

Total segment depreciation and amortization	3,018		3,200	3,272
Unallocated corporate	646		461	427

Total	$3,664		$3,661	$3,699

Income (loss) before income taxes:
Protect and Direct	$3,833	(1)	$14,165	$16,965 (4)
Inform	(8,309	)(2)	1,441	3,445 (5)

Total segment operating profit	(4,476)		15,606	20,410
Unallocated corporate	(7,193	)(3)	(7,262)	(8,172)

Total operating profit (loss)	(11,669)		8,344	12,238
Unallocated interest and other	(3,501)		(4,000)	(4,459)

Total	$(15,170)		$4,344	$(7,779)

Identifiable assets:
Protect and Direct	$49,763		$57,455	$57,228
Inform	13,899		22,384	23,121

Total segment identifiable assets	63,662		79,839	80,349
Assets held for sale			24,270	18,424
Unallocated corporate	21,930		17,434	20,601

Total	$85,592		$121,543	$119,374

Capital expenditures:
Protect and Direct	$828		$2,029	$1,642
Inform	1,067		1,342	501

Total segment capital expenditures	1,895		3,371	2,143

Unallocated corporate
Total	$1,895		$3,371	$2,143

(1)
Includes $462 in severance costs.

(2)
Includes a $9,246 goodwill impairment charge and $98 in severance costs.

(3)
Includes $782 in severance costs.

(4)
Includes a $236 gain on sale of assets.

(5)
Includes a $282 gain on sale of assets.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    FAIR VALUE MEASUREMENTS

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

        Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost. The carrying value of our cash, accounts receivable and accounts payable approximates fair value due to their short maturities. The fair value of the convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. With very limited trading of our convertible notes and their short term maturity, the fair value of the company's convertible notes is estimated at par value as of June 30, 2009. We determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we or the holders of the notes could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. In addition, the ultimate settlement value of the notes may differ materially from management's estimate as of June 30, 2009.

19.    SHAREHOLDER RIGHTS PLAN

        In March 2009 our Board of Directors adopted a Shareholder Rights Plan (Rights Plan) in an effort to protect stockholder value by attempting to deter acquisitions of our Common Stock that would potentially limit our ability to use our U.S. net operating loss, capital loss and tax credit carryovers. The Rights Plan calls for stockholders of record as of March 16, 2009 to receive a dividend distribution of one right for each outstanding share of our common stock. Each share issued after that date is also granted a right. Each Right entitles the holder, upon occurrence of certain events, to purchase a unit consisting of one one-thousandth of a share of Series C Junior Participating Preferred Stock, no par value, for $20.00 per unit. When issued, the Series C Junior Participating Preferred Stock has a preferential quarterly dividend of the greater of $10.00 per share and an amount equal to 1,000 times the dividend declared per share of Common Stock, and has a liquidation preferential payment of the greater of $10.00 per share (plus any accrued but unpaid dividends) and an amount equal to 1,000 times the payment made per share of Common Stock. Each share of the Series C Preferred Stock will

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    SHAREHOLDER RIGHTS PLAN (Continued)

have 1,000 votes, voting together with the Common Stock. In addition, if an acquiring person becomes the beneficial owner of more that 4.98% of our outstanding common stock, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right. We may redeem the rights for $0.01 per right under certain circumstances. Further information is set forth in the Rights Plan filed with the SEC on March 18, 2009.

20.    SEVERANCE COSTS

        We recorded and paid $1,342,000 in severance costs in fiscal 2009 due to headcount reductions resulting from our cost savings initiatives and to the retirement of a few senior executives. Severance costs of $462,000, $98,000 and $782,000 were recorded in the Protect and Direct segment, the Inform segment and at Corporate, respectively.

21.    SUBSEQUENT EVENTS

        We evaluated subsequent events through September 14, 2009, which is the date we filed our Annual Report on Form 10-K for fiscal 2009 with the Securities and Exchange Commission, and included all accounting and disclosure requirements related to subsequent events in our financial statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data for fiscal years 2009 and 2008 follows:

	Three months ended
(Dollar amounts in thousands, except per share data)	9/30		12/31		3/31		6/30
FISCAL 2009
Net sales	$25,139		$20,057		$22,105		$26,792
Gross profit	8,238		5,103		5,657		8,698
Operating profit (loss)	1,342		(3,419	)(1)	(11,156	)(2)	1,564	(3)
Earnings (loss) from continuing operations	263		(2,656	)(1)	(8,583	)(2)	624	(3)
Loss from discontinued operations, net of income taxes	(758	)(4)
Net (loss) earnings	(495)		(2,656	)(1)	(8,583	)(2)	624	(3)
Basic earnings (loss) per share:
Continuing operations	.03		(.29	)(1)	(.93	)(2)	.07	(3)
Net (loss) earnings	(.05)		(.29	)(1)	(.93	)(2)	.07	(3)
Diluted earnings (loss) per share:
Continuing operations	.03		(.29	)(1)	(.93	)(2)	.07	(3)
Net (loss) earnings	(.05)		(.29	)(1)	(.93	)(2)	.07	(3)
	9/30		12/31		3/31		6/30
FISCAL 2008
Net sales	$24,504		$25,879		$22,869		$28,554
Gross profit	8,419		9,985		7,149		11,286
Operating profit	2,017		2,693		(323)		3,957
Earnings (loss) from continuing operations	574		961		(655)		2,239
Loss from discontinued operations, net of income taxes	(104)		(202)		(509)		(1,833	)(5)
Net earnings (loss)	470		759		(1,164)		406
Basic earnings (loss) per share:
Continuing operations	.06		.10		(.07)		.24
Net earnings (loss)	.05		.08		(.13)		.04
Diluted earnings (loss) per share:
Continuing operations	06.10				(.07)		.24
Net earnings (loss)	.05		.08		(.13)		.04

(1)
The operating loss includes $843 in severance costs. The amount included in the loss from continuing operations was $523, net of income tax benefits.

(2)
The operating loss includes $9,246 in goodwill impairment charges and $329 in severance costs. The amount included in the loss from continuing operations for these items was $7,081, net of income tax benefits.

(3)
The operating loss includes $170 in severance costs. The amount included in the loss from continuing operations was $105, net of income tax benefits.

(4)
The loss from discontinued operations included a loss on the sale of the discontinued operations of $712, net of income tax benefits of $436.

(5)
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

        Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009 our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Grant Thornton, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Grant Thornton's attestation report on our internal control over financial reporting is included herein.

Attestation of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Quixote Corporation

        We have audited Quixote Corporation (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Quixote Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years in the year ended June 30, 2009 and the accompanying Schedule II—Valuation and Qualifying Accounts of June 30, 2009, 2008 and 2007 and our report dated September 14, 2009 expressed an unqualified opinion on those financial statements and schedule.

/s/ GRANT THORNTON LLP
Chicago, Illinois
September 14, 2009

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Some of the information required in response to this item regarding our Directors is set forth in the section "Corporate Governance", "Information Concerning Nominees for Director and Directors Continuing in Office" and "Compliance with Section 16 of the Securities Exchange Act of 1934" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2009 and is incorporated herein by reference.

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

        The executive officers of the Company, their ages and offices held by each are as follows:

Bruce Reimer	51	President, Chief Executive Officer
Daniel P. Gorey	58	Executive Vice President, Chief Financial Officer & Treasurer
Joan R. Riley	56	Vice President, General Counsel & Secretary

        Mr. Reimer was appointed President and Chief Executive Officer of the Company effective January 1, 2009. He also serves as Chief Executive Officer and a Director of each of the Company's subsidiaries. Prior to his appointment, Mr. Reimer served as President of the Company's Inform segment and as Executive Vice President of Highway Information Systems, Inc., Surface Systems, Inc. and Nu-Metrics, Inc., the three companies comprising our Inform segment, since 2004. From 2000 to 2004, Mr. Reimer was Vice President and General Manager of Highway Information Systems, Inc. Mr. Reimer was employed in engineering management positions at Rockwell International from 1984 until he joined the Company in 2000.

        Mr. Gorey joined the Company as Manager of Corporate Accounting in 1985. He was made Controller of the Company in 1987, elected Vice President in 1994, and was elected Chief Financial Officer and Treasurer in 1996. Mr. Gorey was elected to the Board of Directors in 2001. In January 2009, Mr. Gorey was elected Executive Vice President.

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

Item 11.    Executive Compensation

        The information required in response to this item is set forth under the caption "Executive Compensation" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2009 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Some of the information required in response to this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2009 and is incorporated herein by reference.

Equity Compensation Plan Information

        As of June 30, 2009, we have two outstanding stock option plans which were approved by our shareholders in November 2001. Additional information relating to our stock option plans appears in Note 10 to our consolidated financial statements included herein.

        The following table details information regarding our equity compensation plans as of June 30, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	873,669	$16.80	496,330
Equity compensation plans not approved by security holders

	873,669	$16.80	496,330

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required in response to this item is set forth under the caption "Certain Transactions and Business Relationships" and the subsections entitled "Director Independence" and "Related Person Transactions" under the caption "Corporate Governance" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2009 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required in response to this item is set forth under the caption "Audit and Other Fees Paid to Grant Thornton LLP" of our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2009 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

Item Number		Page Number in This Report
(a).1.	Financial Statements
	Reports of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007	38
	Consolidated Balance Sheets as of June 30, 2009 and 2008	39
	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2009, 2008 and 2007	40
	Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007	41
	Notes to Consolidated Financial Statements	42-68
(a).2.	Financial Statement Schedule

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
3.(a)
Restated Certificate of Incorporation as amended November 22, 2005 filed as Exhibit 3(a) to the Company's Form 10-Q Report for the quarter ended December 31, 2005, File No. 001-08123, and incorporated herein by reference; Certificate of Designation of Series C Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on March 17, 2009, filed as Exhibit 3.1 to the Company's Form 8-K dated March 16, 2009 and filed on March 17, 2009, File No. 001-08123, and incorporated herein by reference.
(b)
Amended and Restated By-Laws of the Company as amended through May 14, 2009, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated May 14, 2009 and filed on May 15, 2009, File No. 001-08123, and incorporated herein by reference.
4.(a)
Indenture dated as of February 9, 2005 between Quixote Corporation and LaSalle Bank National Association, as Trustee, filed as Exhibit 4(a) to the Company's Current Report on Form 8-K dated February 9, 2005 and filed on February 10, 2005, File No. 001-08123, and incorporated herein by reference.

4.(b)
Form of 7% Convertible Senior Subordinated Note Due 2025, filed as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 9, 2005 and filed on February 10, 2005, File No. 001-08123, incorporated herein by reference.
4.(c)
Registration Rights Agreement dated as of February 9, 2005 by and among Quixote Corporation, and the Buyers as defined therein, filed as Exhibit 4(c) to the Company's Current Report on Form 8-K dated February 9, 2005 and filed on February 10, 2005, File No. 001-08123, and incorporated herein by reference.
4.(d)
Rights Agreement dated as of March 16, 2009, by and between the Company and Computershare Trust Company, N.A., filed as Exhibit 4.1 to the Company's Form 8-K dated March 16, 2009 and filed on March 18, 2009, File No. 001-08123, and incorporated herein by reference.
10(a)
Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the "Borrower") and LaSalle Bank National Association as lender (the "Lender"); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 2005, File No. 001-08123, and incorporated herein by reference; First Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of December 1, 2006 filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended December 31, 2006, File No. 001-08123, and incorporated herein by reference; Second Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of March 15, 2007 and Revolving Loan Note dated as of March 15, 2007 filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended March 31, 2007, File No. 001-08123, and incorporated herein by reference; Third Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2007 and Revolving Loan Note dated as of November 7, 2007 filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 2007, File No. 001-08123, and incorporated herein by reference; Fourth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of November 7, 2008 by and between the Borrower and Bank of America, N.A. as successor by merger to Lender filed as Exhibit 10(a) to the Company's Form 10-Q Report for the quarter ended September 30, 2008, File No. 001-08123, and incorporated herein by reference; Waiver, Fifth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of February 9, 2009 and Second Amended and Restated Revolving Loan Note dated as of February 9, 2009 filed as Exhibit 10.6 to the Company's Form 10- Q Report for the quarter ended December 31, 2008, File No. 001-08123, and incorporated herein by reference; Waiver, Sixth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of May 7, 2009 filed as Exhibit 10.6 to the Company's Form 10-Q Report for the quarter ended March 31, 2009, File No. 001-08123, and incorporated herein by reference.
(b)*
1991 Director Stock Option Plan, as amended through August 16, 2000, filed as Exhibit 10(b) to the Company's Form 10-K Report for the fiscal year ended June 30, 2000, File No. 001-08123, and incorporated herein by reference.
(c)*
2001 Employee Stock Incentive Plan, as amended June 26, 2009, filed herewith; Form of Employee Stock Option Agreement and Form of Restricted Stock Award Agreement, filed as Exhibits 99(d) and 99(e), respectively, to the Company's Form S-8, File No. 333-120852, filed on November 30, 2004 and incorporated herein by reference.
(d)*
2001 Non-Employee Directors Stock Option Plan as amended June 26, 2009 and filed herewith; Form of Director Non-Qualified Stock Option Agreement filed on November 19, 2004 as Exhibit 10(c) to the Company's Current Report on Form 8-K, File No. 001-08123, dated November 18, 2004, and incorporated herein by reference.
(e)
Office Lease between the Company and TDC Canada, Inc. and Wacker GP, Inc. (collectively "Landlord") dated August 30, 2003, filed as Exhibit 10(f) to the Company's Form 10-Q Report for the quarter ended March 31, 2004, File No. 001-08133, and incorporated herein by reference; First Amendment to Office Lease dated as of July 1, 2004 between the Company and Landlord, filed as Exhibit 10(f) to the Company's Form 10-K Report for the fiscal year ended June 30, 2004, File No. 001-08123, and incorporated herein by reference; Second Amendment to Office Lease dated as of July 30, 2007, filed as Exhibit 10(e) to the Company's Form 10-K Report for the fiscal year ended June 30, 2008, File No. 001-08123, and incorporated herein by reference; Lease Agreement between TBC Place Partners, LLC and Highway Information Systems, Inc. dated August 9, 1999, filed as Exhibit 10(d) to the Company's Form 10-K Report for the fiscal year ended June 30, 1999, File No. 001-08123, and incorporated herein by reference; Office Lease dated July 31, 2009 between A&G/Slater Road, Inc. and Quixote Transportation Technologies, Inc., filed herewith; Lease dated November 19, 2008 by and between SLP I, LLC, SLP II, LLC AND SLP III, LLC, and Surface Systems, Inc. and Guaranty of Lease dated November 19, 2008 between SLP I, LLC, SLP II, LLC, SLP III, LLC and Quixote Corporation, filed as Exhibit 10.1 to the Company's 10-Q Report for the quarter ended December 31, 2008, File No. 001-08123, and incorporated herein by reference.
(f)*
Severance and Non-Competition Agreement dated as of February 3, 2009 between Quixote Corporation and Bruce Reimer and Change of Control Agreement dated as of February 3, 2009 between Quixote Corporation and Bruce Reimer, filed as Exhibits 10.2 and 10.3, respectively, to the Company's Form 10-Q Report for the quarter ended December 31, 2008, File No. 001-08123, and incorporated herein by reference; Amended and restated Change of Control Agreement between Quixote Corporation and Daniel P. Gorey dated July 25, 2008 and Amended and restated Change of Control Agreement between Quixote Corporation and Joan R. Riley dated July 25, 2008, filed as Exhibits 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K dated July 24, 2008 and filed on July 28, 2008, File No. 001-08123, and Incorporated herein by reference; Retirement Agreement and General Release dated December 23, 2008 between Leslie J. Jezuit and Quixote Corporation filed as

Exhibit 10.5 to the Company's Form 10-Q for the quarter ended December 31, 2008, File No. 001-08123, and incorporated herein by reference; Severance and Non-Competition Agreement between Quixote Corporation and Daniel P. Gorey dated July 25, 2008 and Severance and Non-Competition Agreement between Quixote Corporation and Joan R. Riley, filed as Exhibits 10.5 and 10.6, respectively, to the Company's Current Report on Form 8-K dated July 24, 2008 and filed on July 28, 2008, File No. 001-08123, and incorporated herein by reference; Letter Agreement dated as of February 3, 2009 between Quixote Corporation and Bruce Reimer filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended December 31, 2008, File No. 001-08123, and incorporated herein by reference.
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

QUIXOTE CORPORATION (Registrant)
Dated: September 14, 2009	By:	/s/ BRUCE REIMER Bruce Reimer, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRUCE REIMER Bruce Reimer	President, Chief Executive Officer	September 14, 2009
/s/ LESLIE J. JEZUIT Leslie J. Jezuit	Chairman and Director	September 14, 2009
/s/ DANIEL P. GOREY Daniel P. Gorey	Executive Vice President, Chief Financial Officer, Treasurer and Director	September 14, 2009
/s/ JOAN R. RILEY Joan R. Riley	Vice President, General Counsel and Secretary	September 14, 2009
/s/ JAMES H. DEVRIES James H. DeVries	Director	September 14, 2009
/s/ LAWRENCE C. MCQUADE Lawrence C. McQuade	Director	September 14, 2009
/s/ VICTOR SCHWARTZ Victor Schwartz	Director	September 14, 2009
/s/ DUANE M. TYLER Duane M. Tyler	Director	September 14, 2009
/s/ ROBERT D. VAN ROIJEN Robert D. van Roijen	Director	September 14, 2009

QUIXOTE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended June 30, 2009, 2008 and 2007

Column A	Column B	Column C	Column D(a)	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserve for Doubtful Accounts and Credit Memos:
Year ended June 30, 2009	$418,000	$752,000	$(64,000)	$1,106,000

Year ended June 30, 2008	$957,000	$(539,000)	$	$418,000

Year ended June 30, 2007	$985,000	$508,000	$(536,000)	$957,000

NOTE:

(a)
Column D represents accounts written off as uncollectible, net of collections on accounts previously written off.

EXHIBIT INDEX

EXHIBIT NUMBER		EXHIBITS
10(c	)	2001 Employee Stock Incentive Plan, as amended June 26, 2009
10(d	)	2001 Non-Employee Directors Stock Option Plan, as amended June 26, 2009
10(e	)	Office Lease dated July 31, 2009 between A&G/Slater Road, Inc. and Quixote Transportation Technologies, Inc.
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a))
32		Certifications Pursuant to 18 U.S.C. Section 1350