Form 10-Q
period 2009-09-30
QUIXOTE CORP
filed 2009-11-09
CIK 32870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2009
or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☐     NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     YES ☐     NO ☒

     As of November 6, 2009, there were 9,333,867 shares of the registrant’s common stock ($.01-2/3 par value) outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2009	2008

Net sales	$26,862,000	$25,139,000
Cost of sales	17,656,000	16,901,000

Gross profit	9,206,000	8,238,000

Operating expenses:
Selling & administrative	6,263,000	5,974,000
Research & development	763,000	922,000
Severance costs	296,000

	7,322,000	6,896,000

Operating profit	1,884,000	1,342,000

Other income (expense):
Interest expense	(873,000)	(917,000)

	(873,000)	(917,000)

Earnings from continuing operations before income taxes	1,011,000	425,000
Income tax provision	384,000	162,000

Earnings from continuing operations	627,000	263,000

Discontinued operations:
Loss from operations, net of income taxes		(46,000)
Loss on sale, net of income taxes		(712,000)

Loss from discontinued operations, net of income taxes		(758,000)

Net earnings (loss)	$627,000	$(495,000)

Per share data - basic:
Earnings from continuing operations	$0.07	$0.03
Loss from discontinued operations		(0.08)

Net earnings (loss)	$0.07	$(0.05)

Weighted average common shares outstanding	9,333,867	9,188,195

Per share data - diluted:
Earnings from continuing operations	$0.07	$0.03
Loss from discontinued operations		(0.08)

Net earnings (loss)	$0.07	$(0.05)

Weighted average common and common equivalent shares outstanding	9,333,867	9,188,195

Cash dividends declared per share of common stock	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,

	2009	2009
ASSETS

Current assets:

Cash and cash equivalents	$7,526,000	$98,000
Accounts receivable, net of allowance for doubtful accounts of $1,153,000 at September 30 and $1,106,000 at June 30	20,760,000	20,920,000

Inventories, net:
Raw materials	3,929,000	4,555,000
Work in process	4,774,000	3,950,000
Finished goods	6,414,000	7,471,000

	15,117,000	15,976,000

Deferred income taxes	2,354,000	2,354,000
Other current assets	1,604,000	970,000

Total current assets	47,361,000	40,318,000

Property, plant and equipment, at cost	45,892,000	45,473,000
Less accumulated depreciation	(30,168,000)	(29,553,000)

	15,724,000	15,920,000

Goodwill	8,139,000	8,139,000
Intangible assets, net	1,910,000	1,975,000
Deferred income taxes	18,647,000	18,901,000
Other assets	226,000	339,000

Total assets	$92,007,000	$85,592,000

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,

	2009	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$45,000,000	$41,000,000
Accounts payable	6,012,000	3,819,000
Accrued expenses	5,121,000	5,580,000

Total current liabilities	56,133,000	50,399,000

Other long-term liabilities	1,025,000	1,028,000

	57,158,000	51,427,000

Commitments and contingent liabilities (Note 10)

Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 11,077,711 shares at September 30 and at June 30	185,000	185,000
Capital in excess of par value of common stock	66,190,000	66,133,000
Accumulated deficit	(10,532,000)	(11,159,000)
Treasury stock, at cost, 1,743,844 shares at September 30 and at June 30	(20,994,000)	(20,994,000)

Total shareholders’ equity	34,849,000	34,165,000

Total liabilities and shareholders’ equity	$92,007,000	$85,592,000

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,

	2009	2008

Operating activities:
Net earnings (loss)	$627,000	$(495,000)
Loss on sale of discontinued operations, net of tax		712,000
Loss from discontinued operations, net of tax		46,000

Earnings from continuing operations, net of tax	627,000	263,000

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	614,000	728,000
Amortization	246,000	241,000
Deferred income taxes	254,000	(303,000)
Provisions for losses on accounts receivable	165,000	(26,000)
Issuance of stock retirement plan shares		268,000
Issuance of stock to 401K plan		225,000
Share-based compensation expense	57,000	75,000
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	1,647,000
Inventories	859,000	(947,000)
Other assets and liabilities	(685,000)	(724,000)
Income taxes payable/refundable		(83,000)
Accounts payable and accrued expenses	1,734,000	(1,032,000)

Net cash provided by operating activities – continuing operations	3,866,000	332,000
Net cash used in operating activities – discontinued operations		(1,545,000)

Net cash provided by (used in) operating activities	3,866,000	(1,213,000)

Investing activities:
Capital expenditures	(418,000)	(411,000)
Patent expenditures	(20,000)	(23,000)
Proceeds from sale of discontinued operations		20,000,000

Net cash (used in) provided by investing activities – continuing operations	(438,000)	19,566,000
Net cash used in investing activities – discontinued operations		(25,000)

Net cash (used in) provided by investing activities	(438,000)	19,541,000

Financing activities:
Proceeds from revolving credit agreement	4,000,000	8,450,000
Payments on revolving credit agreement		(25,150,000)
Payment of semi-annual cash dividend		(1,829,000)

Net cash provided by (used in) financing activities	4,000,000	(18,529,000)

Increase (decrease) in cash and cash equivalents	7,428,000	(201,000)

Cash and cash equivalents at beginning of period	98,000	408,000

Cash and cash equivalents at end of period	$7,526,000	$207,000

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.      The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. The June 30, 2009 consolidated balance sheet as presented was derived from the audited financial statements. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009. Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

Recently Adopted and Recently Issued Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirement that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of the combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of the new guidance did not have an impact on our financial statements.

On July 1, 2009 we also adopted authoritative guidance issued by the FASB that amended and clarified the new business combination guidance to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of these changes had no impact on the financial statements.

On July 1, 2009, we adopted authoritative guidance issued by the FASB that changed the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and the purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. The adoption of the new guidance did not have an impact on our financial statements.

On July 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the financial statements.

On July 1, 2009, we adopted an update to financial standards related to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The update requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The adoption of this new guidance issued by the FASB did not have an impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted an update to accounting standards for disclosures about the fair value of financial instruments which requires publicly-traded companies to provide disclosures on fair value of financial instruments in interim financial statements. The adoption of the new guidance issued by the FASB did not have a material impact on our financial statements.

On July 1, 2009, we adopted an update to accounting standards issued by the FASB which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. The adoption of the new guidance issued by the FASB did not have a material impact on our financial statements.

In June, 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification is effective for interim and annual statements issued after September 15, 2009. We adopted the provisions of the Codification on September 30, 2009, which did not have a material impact on our financial statements.

In June 2009, The FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entites.  The guidance is effective for fiscal years beginning after November 15, 2009. We believe the adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

2.      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

After years of profitable operations, our continuing operations sustained net losses during fiscal 2009 totaling $10,352,000. Asset impairment charges accounted for $6,877,000 of that net loss and employee severance costs accounted for $832,000 of that net loss. The rest of the net losses were primarily due to the lower sales volume caused by the worldwide economic downturn, along with unfavorable sales mix and higher bad debt expenses. We expect that results for fiscal 2010 will continue to be impacted by a difficult economic environment globally. We are cautiously optimistic about the domestic federal funding outlook and we expect modest domestic sales growth in fiscal 2010 and continued growth in our international sales in fiscal 2010. Along with the expected sales growth, we believe that the benefits of our cost reduction initiatives will help us to return to profitability in fiscal 2010.

Our ability to continue as a going concern is contingent upon our ability to obtain debt financing. Our secured lending arrangement expires January 31, 2010. The holders of our $40,000,000 7% Senior Subordinated Convertible Notes may require us to repurchase the Notes in February 2010, which we expect they will do. Beginning in the third quarter of fiscal 2009, we implemented a series of cost control measures to improve our financial performance by eliminating approximately $4 million from our annualized cost structure. These costs include approximately $2,000,000 in salaries and related benefits through the reduction of 42 domestic employees in our Protect and Direct segment; $900,000 in salaries and related benefits through the reduction of 11 domestic employees in our Inform segment; $400,000 in costs including salaries and related benefits through the reduction of 15 employees in connection with closing our Protect and Direct facility in China; and $700,000 by renegotiating service agreements and reducing discretionary spending. We have also suspended our semi-annual dividend to conserve cash which will save approximately an additional $4 million in cash annually. We are restricting capital expenditures to those items critical to the effectiveness of our operations and plan to reduce capital expenditures from $3.4 million in fiscal 2009 to $2 million in fiscal 2010. We are currently generating positive operating cash flow in fiscal 2010 and we expect to continue to do so throughout the fiscal year but our existing cash balances and the cash we expect to generate from operations in fiscal 2010 will not be sufficient to repurchase the Notes in fiscal 2010. We believe that the credit markets are improving and we are working with advisors to explore financing alternatives, including issuing other debt or equity and the sale of certain product lines which may include the sale of a segment of our business. We, along with our advisors, believe we have the alternatives available to us to achieve a satisfactory result for the Company. However, should we be unsuccessful in obtaining such refinancing on a timely or satisfactory basis or executing other alternative strategies, the lenders could avail themselves of remedies under those agreements and there is no assurance that cash flows from operations or other liquidity sources would provide sufficient liquidity to fund operations.

3.      On July 25, 2008, we sold our Intersection Control segment to Signal Group, Inc. for $20 million in cash. The Intersection Control segment sold products including traffic controllers, traffic and pedestrian signals, traffic uninterruptible power supply (UPS) systems, video detection equipment, toll road monitoring systems and parking detection devices. We have reflected the results of those operations as discontinued operations. We recognized a loss on sale of the Intersection Control segment of $712,000, net of income taxes of $436,000, in the first quarter of fiscal 2009.

The results of discontinued operations are as follows for the three months ended September 30, 2008:

Net sales	$1,732,000

Loss from operations of discontinued operations before income taxes	$(75,000)
Loss from sale of assets of business	(1,148,000)

Loss before taxes	(1,223,000)
Income tax benefit	(465,000)

Loss from discontinued operations, net of income tax benefit	$(758,000)

4.     We recognize share-based compensation expense for all unvested share-based payments based on the fair value on the original grant date. The fair value of the options and restricted stock granted is amortized on a straight-line basis over the requisite service period, which is the vesting period. As of September 30, 2009, we have 407,166 common shares reserved for future grants from our stock option and award plans. Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2009.

Share-based Compensation Expense

The share-based compensation cost that has been charged to Selling and Administrative Expense for stock options and restricted stock awards under our stock option and award plans was $56,000 and $75,000 for the three-month periods ending September 30, 2009 and 2008, respectively. As of September 30, 2009, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $337,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. The 274,666 unvested stock options outstanding at September 30, 2009 had a weighted-average fair value of $1.01. The 5,067 shares of restricted stock unvested at September 30, 2009 had a fair value of $19.52.

Determining Fair Value

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model that uses the assumptions noted below. Expected volatilities are based on historical volatility of the Company’s stock. We use historical data to estimate option exercise patterns, employee termination and forfeiture rates within the valuation model; separate groups of optionees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is determined by dividing the current level of per share dividend by the grant date stock price. We do not incorporate changes in dividends anticipated by management until those changes have been communicated to marketplace participants.

	Three Months Ended September 30,

	2009	2008

Risk free interest rate	2.1 – 2.5%	2.9%
Expected dividend yield	0%	5.0%
Weighted average expected volatility.	57%	38%
Expected term	4.0 – 4.5 yrs	3.9 – 4.1 yrs
Weighted average expected term	4.3 yrs	4.0 yrs
Weighted average grant date fair value	$0.83	$1.74

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

Stock Option and Restricted Stock Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at July 1, 2008	830,670	$18.72
Granted	127,100	$8.05
Exercised
Cancelled or expired	(23,030)	$19.01

Outstanding at September 30, 2008	934,740	$17.26	2.5 Years	$19,065

Outstanding at July 1, 2009	873,669	$16.80
Granted	218,000	$2.08
Exercised
Cancelled or expired	(168,836)	$15.33

Outstanding at September 30, 2009	922,833	$13.59	2.8 Years	$89,380

Vested at September 30, 2009	648,167	$18.07	2.0 Years	$0

Options outstanding as of September 30, 2009 are exercisable as follows: 648,167 currently, 97,674 within one year, 97,657 in two years and 79,335 in three years. As of September 30, 2008, 765,307 options were exercisable. During the three-month periods ended September 30, 2009 and 2008, the following stock option activity occurred under our plans:

	2009	2008

Total intrinsic value of stock options exercised	—	—
Total fair value of stock options vested	$123,000	$356,000

Information with respect to restricted stock activity under our plans is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at July 1, 2008	29,100	$19.52
Restricted stock granted
Restricted stock vested	(9,102)	$19.52
Cancelled or expired	(1,800)	$19.52

Unvested outstanding at September 30, 2008	18,198	$19.52

Outstanding at July 1, 2009	10,133	$19.52
Restricted stock granted
Restricted stock vested	(5,066)	$19.52
Cancelled or expired		$19.52

Unvested outstanding at September 30, 2009	5,067	$19.52

We also had a retirement stock award program for certain of our key executives which ended with the final issuance of vested shares in July 2008. The retirement stock award program resulted in a charge to earnings for compensation expense of $268,000 for the three months ended September 30, 2008.

5.     The income tax provision for the current quarter is based upon the estimated effective income tax rate for the full fiscal year.

We had unrecognized tax benefits of $227,000 as of September 30, 2009 and June 30, 2009, of which $189,000, if recognized, would favorably affect our income tax rate. The tax liability is recorded in accrued expenses.

We record the interest related to uncertain tax positions as interest expense during the period incurred. Penalties related to uncertain tax positions, which have historically been immaterial, are recorded as part of the income tax expense during the period incurred. In accrued expenses, we had accrued $21,000 for interest and $1,000 for penalties as of September 30, 2009 and as of June 30, 2009.

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

6.          Operating results for the first three months of fiscal 2010 are not necessarily indicative of the performance for the entire year. Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

7.          The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,

	2009	2008

Numerator:
Earnings from continuing operations	$627,000	$263,000
Loss from discontinued operations		(46,000)
Loss on sale of discontinued operations		(712,000)

Net earnings (loss)	$627,000	$(495,000)

Denominator:
Weighted average shares outstanding-basic	9,333,867	9,188,195
Effect of dilutive securities- common stock options

Weighted average shares outstanding-diluted	9,333,867	9,188,195

Earnings (loss) per share of common stock - basic:
Earnings from continuing operations	$0.07	$0.03
Loss from discontinued operations		(0.01)
Loss on sale of discontinued operations		(0.07)

Net earnings (loss)	$0.07	$(0.05)

Earnings (loss) per share of common stock - diluted:
Earnings from continuing operations	$0.07	$0.03
Loss from discontinued operations		(0.01)
Loss on sale of discontinued operations		(0.07)

Net earnings (loss)	$0.07	$(0.05)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2009 and 2008 and are as follows:

	2009	2008

Average exercise price per share	$17.15	$18.71
Number of shares	704,833	806,440

In addition, employee stock options totaling 470 shares for the three-month period ending September 30, 2008 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

8.          We have two continuing reportable segments, one which manufactures and sells products that Protect and Direct and one which manufactures and sells products that Inform. In July, 2008, our Intersection Control segment was divested. The operations from this business segment have been included in discontinued operations, and are discussed in more detail in Note 3 on discontinued operations.

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

The majority of our sales of highway and transportation safety products are to distributors and contractors who then provide product and services to federal, state and local governmental units. Our business is conducted principally in the United States, our country of domicile, with sales outside the United States of $8,143,000 and $7,958,000 for the three months ended September 30, 2009 and 2008, respectively. No single customer or single country outside of the United States accounted for more than 10% of net sales in either of the three-month periods ended September 30. Our assets outside of the United States are not material, at approximately 1% of our total assets as of September 30, 2009. Inter-company sales between segments represented less than one percent of consolidated net sales in each of those periods.

Our reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. We evaluate the performance of our segments and allocate resources to them based on operating income as well as other factors. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest income or expense, other income or loss or income tax provisions or benefits. Unallocated corporate expenses consist of employee compensation, travel expenses, office rent expense, office supplies, insurance expenses, legal costs, external reporting expenses, directors’ expense, share-based compensation expense and other general corporate overhead expenses related to the corporate office. Unallocated corporate assets consist primarily of cash and cash equivalents, amortizable assets and income tax assets. Corporate expenses and corporate assets are not allocated to the segments because our chief operating decision maker does not include this information in the measurement of the performance of the operating segments.

The following table presents financial information about our continuing operations by segment for the three-month periods ended September 30, 2009 and 2008 along with the items necessary to reconcile the segment information to the totals reported in the consolidated financial statements.

	Protect and Direct	Inform	Unallocated Corporate	Total

2009
THREE MONTHS
Net sales from external customers	$20,472,000	$6,390,000		$26,862,000

Operating profit (loss)	$2,836,000	$521,000	$(1,473,000)	$1,884,000
Unallocated interest and other			(873,000)	(873,000)

Total earnings (loss) from continuing operations before taxes	$2,836,000	$521,000	$(2,346,000)	$1,011,000

Identifiable assets	$48,037,000	$14,364,000	$29,606,000	$92,007,000

2008
THREE MONTHS
Net sales from external customers	$19,982,000	$5,157,000		$25,139,000

Operating profit (loss)	$2,372,000	$420,000	$(1,450,000)	$1,342,000
Unallocated interest and other			(917,000)	(917,000)

Total earnings (loss) from continuing operations before taxes	$2,372,000	$420,000	$(2,367,000)	$425,000

Identifiable assets	$55,779,000	$22,877,000	$18,054,000	$96,710,000

Identifiable assets of the Inform segment as of September 30, 2009 decreased to $14,364,000 from $22,877,000 primarily due to a $9,246,000 non-cash goodwill impairment charge recorded in the third quarter of fiscal 2009. Identifiable Corporate assets as of September 30, 2009 increased from $18,054,000 to $29,606,000 primarily due to a $7,319,000 increase in cash obtained from borrowings on our revolving credit line and generated from operations as well as to a $4,885,000 increase in deferred tax assets as a result of net operating losses incurred during fiscal 2009.

9.          Intangible assets consist of the following:

	September 30, 2009			June 30, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and licenses	$3,867,000	$2,452,000	$1,415,000	$3,847,000	$2,392,000	$1,455,000
Technology and installed base	1,271,000	933,000	338,000	1,271,000	916,000	355,000
Customer relationships	200,000	200,000		200,000	200,000
Trade names	330,000	173,000	157,000	330,000	165,000	165,000
Other	20,000	20,000		20,000	20,000

Total	$5,688,000	$3,778,000	$1,910,000	$5,668,000	$3,693,000	$1,975,000

Intangible amortization expense was $84,000 and $82,000, respectively, in the three-month periods ended September 30, 2009 and 2008. The estimated amortization expense for this fiscal year ended June 30, 2010 and for the five fiscal years subsequent to 2010 is as follows: $329,000, $327,000, $317,000, $271,000, $267,000 and $219,000. The carrying amount of goodwill consists of $8,139,000 for the Protect and Direct segment as of September 30, 2009 and as of June 30, 2009.

10.          Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreements. These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases. Aggregate rent expense was $424,000 and $367,000 for the three months ended September 30, 2009 and 2008, respectively. Annual minimum future rental payments for lease commitments will be approximately $915,000 for the remainder of fiscal year 2010, a total of $1,713,000 in fiscal years 2011 to 2012, a total of $2,215,000 in fiscal years 2013 to 2014 and $148,000 thereafter, for an aggregate of $4,991,000.

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

	2009	2008

Beginning Balance - July 1	$109,000	$130,000
Warranties issued	123,000	44,000
Repairs, replacements and settlements	(33,000)	(48,000)
Changes in liability for pre-existing warranties, including expirations	—	—

Ending balance – September 30	$199,000	$126,000

Legal

We are involved in several pending judicial proceedings for product liability and other damages arising out of the conduct of our business. We record loss contingencies where appropriate according to authoritative guidance issued by the FASB. While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

Executive Agreements

We have agreements with certain named executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company. Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements of approximately $2.6 million. The triggering event would occur upon the termination of certain named executive officers anytime prior to March 6, 2012, as defined. A portion of these benefits will fluctuate based upon the share price at the time of the triggering event. Historically, we have not made payments under the change of control agreements, and no amount has been accrued in the accompanying consolidated financial statements. We also have employment agreements with certain key executives which are designed to retain the services of those key employees. Upon occurrence of a triggering event under these agreements, we would be liable for payment of certain benefits under these agreements of approximately $1.6 million. We record the expense for these agreements when the agreement is triggered. We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at our request in such capacities. The term of the indemnification period is for the director’s or officer’s lifetime. We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles, and therefore no amount has been accrued in the accompanying consolidated financial statements.

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

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $737,000 as of September 30, 2009 and $2,115,000 as of June 30, 2009. Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering primarily potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding was $920,000 as of September 30, 2009 and $1,120,000 as of June 30, 2009. Subsequent to September 30, 2009 we obtained an additional letter of credit in the amount of $150,000. We have included $693,000 in accrued liabilities for potential workers’ compensation liabilities as of September 30, 2009.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $1,110,000 through fiscal year 2012. We have included $236,000 in accrued liabilities for current obligations relating to royalty agreements as of September 30, 2009.

11.           When certain assets or liabilities are recorded or disclosed at fair value, they are measured using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost. The carrying values of our cash, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of our short-term debt from our revolving credit facility of $5,000,000 as of September 30, 2009 approximates fair value due to the variable-rate nature of the respective borrowings and is valued using Level 1 techniques. The fair value of the convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. With very limited trading of the company’s convertible notes and their short term maturity, the fair value of the company’s convertible notes is estimated at par value of $40,000,000 as of September 30, 2009 and June 30, 2009. We determined the estimated fair value amounts using Level 3 valuation techniques by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. In addition, the ultimate settlement value of the notes may differ materially from management’s estimate as of September 30, 2009.

On July 1, 2009, we adopted the new accounting guidance on fair value measurements of nonfinancial assets and nonfinancial liabilities. We measure our nonfinancial assets and liabilities, including primarily property, plant and equipment, tax assets, intangible assets and goodwill, at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired, using Level 3 techniques. During the three months ended September 30, 2009 and 2008, we did not record any impairment on those assets or liabilities required to be measured at fair value on a non-recurring basis and had no required additional disclosures.

12.           As further discussed in Note 2, we implemented a series of cost savings initiatives primarily in the second half of fiscal 2009 and into fiscal 2010. One of the initiatives included the reduction of our workforce across our business. The total workforce reduction during fiscal 2009 and through the first quarter of fiscal 2010 was approximately 68 employees. We recorded $296,000 in severance costs in the first quarter of fiscal 2010 related to workforce reductions of 16 employees within the Protect and Direct segment.

Severance activity was as follows:

Employee Severance Costs

Accrual balance July 1, 2008	$—
Costs incurred	1,342,000
Cash payments	(1,275,000)

Accrual balance June 30, 2009	67,000

Costs incurred	296,000
Cash payments	(346,000)

Accrual balance September 30, 2009	$17,000

Remaining expected severance costs	$—

Total expected severance costs	$1,638,000

Employee severance costs include severance pay and any related retention bonuses.

13.            We evaluated subsequent events through November 9, 2009, which is the date we filed our Quarterly Report on Form 10-Q for the first quarter of fiscal 2010 with the Securities and Exchange Commission, and included all accounting and disclosure requirements related to subsequent events in our financial statements.

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

RESULTS OF OPERATIONS

Our first fiscal quarter results were driven by sales growth in both of our operating segments as sales in the Inform segment increased 24% and sales in the Protect and Direct segment increased 2% over the first quarter last year. We saw growth in both the domestic and international markets. Domestic sales increased 9%, which we believe was driven in part by Federal stimulus funding. International sales increased 2% over the record first quarter sales levels achieved a year ago. Our results also benefitted from the cost reductions we made in the second half of fiscal 2009 and into the first quarter of fiscal 2010, allowing for enhanced gross margin and profitability in the quarter. Operating profit for the first quarter of fiscal 2010 increased 40% over the first quarter last year. See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the financial results of our continuing operations:

	Three Months Ended September 30,

	2009	2008

Revenues by Segment:
Protect and Direct	$20,472,000	$19,982,000
Inform	6,390,000	5,157,000

	$26,862,000	$25,139,000

Geographic Revenues:
Domestic	$18,719,000	$17,181,000
International	8,143,000	7,958,000

	$26,862,000	$25,139,000

Operating Income (Loss) by Segment:
Protect and Direct	$2,836,000	$2,372,000
Inform	521,000	420,000
Unallocated Corporate	(1,473,000)	(1,450,000)

	$1,884,000	$1,342,000

Gross profit percentage	34.3%	32.8%

Selling and administrative expenses as a percentage of sales	23.3%	23.8%

Diluted earnings from continuing operations per share	$0.07	$0.03

Revenues

Our net sales for the first quarter of fiscal 2010 increased $1,723,000, or 7%, to $26,862,000 from $25,139,000 for the first quarter last year, with increases in both segments and in both domestic and international markets.

Geographic – Domestic sales for the first quarter of fiscal 2010 increased 9% to $18,719,000 from $17,181,000 due to increased domestic sales in both segments driven in part by activity related to the Stimulus funding. International sales for the first quarter of fiscal 2010 increased $185,000, or 2%, to $8,143,000, compared to $7,958,000 for the first quarter last year, with increased sales in Canada and Latin America offsetting decreased sales in the other regions. International sales for the Inform segment increased 69%, primarily due to increased sales of sensing products in all regions. International sales for the Protect and Direct segment decreased 4% primarily due to decreased sales of ABC Terminal crash cushion products in Europe and Latin America, decreased Triton Barrier sales in Australia and to one large glare screen order in the first quarter last year to the Mid-East region.

Protect and Direct – Net sales for the Protect and Direct segment for the first quarter of fiscal 2010 increased 2% to $20,472,000 from $19,982,000 for the first quarter last year with increases in domestic sales offsetting decreased international sales. Increased sales of permanent crash cushions, truck-mounted attenuators, parts and barrels offset decreased sales of delineators, Triton barrier products and ABC terminals.

Inform – Net sales for the Inform segment for the first quarter of fiscal 2010 increased 24%, or $1,233,000, to $6,390,000 from $5,157,000 for the first quarter last year. The increase in sales in the current first quarter compared to the first quarter of fiscal 2009 was due to volume increases across most major product lines.

Gross Profit Margin

Our gross profit margin for the first quarter of fiscal 2010 was 34.3% compared to 32.8% for the first quarter last year. The gross margin for the Protect and Direct segment increased primarily due to favorable product sales mix with increased sales of permanent crash cushions, which have higher gross margins, and decreased sales of ABC terminals, which have lower gross margins than some other product lines. The gross margin for the Inform segment decreased slightly as volume efficiencies were offset by unfavorable product sales mix with increased sales of weather sensing products which have lower gross margins than some other product lines.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of fiscal 2010 increased $289,000, or 5%, to $6,263,000 from $5,974,000 for the first quarter last year. Decreased selling and administrative expenses related to headcount reductions and other cost-savings initiatives were largely offset by $300,000 in expenses related to the shut-down of our China facility and increased costs associated with the increased sales level compared to last year. Selling and administrative expenses decreased as a percentage of sales to 23.3% for the first quarter of 2010 from 23.8% in the prior year period.

Research and Development

Research and development expenditures for the first quarter of fiscal 2010 decreased $159,000, or 17%, to $763,000 from $922,000 for the same period last year due to decreases in both segments. We continue to focus our investment in research and development primarily in critical projects to support long term growth.

Severance Costs

We recorded $296,000 in severance costs in the first quarter of fiscal 2010 related to headcount reductions in the Protect and Direct segment.

Operating Profit

Operating profit for the first quarter of fiscal 2010 was $1,884,000, compared to operating profit of $1,342,000 for the first quarter of fiscal 2009. For the first quarter of fiscal 2010, operating profit for the Protect and Direct segment was $2,836,000, compared to operating profit of $2,372,000 in the same period last year, primarily due to the higher sales volume and favorable product sales mix, offset somewhat by severance costs and higher bad debt expense. Operating profit for the Inform segment was $521,000 compared to operating profit of $420,000 for the first quarter of last year, primarily due to the higher sales volume.

Interest Expense

Interest expense for the first quarter of fiscal 2010 decreased $44,000, or 5% to $873,000 from $917,000 for the first quarter last year, primarily due to the lower level of revolving debt outstanding. The interest rate on our bank facility is based on LIBOR or the British Bankers Association LIBOR, plus a margin. Our overall weighted average interest rate was 6.7% as of September 30, 2009, primarily due to the 7% interest rate on our $40,000,000 in convertible debt.

Income Tax Provision

The income tax provision for the first quarter of fiscal 2010 was $384,000 representing a 38% effective income tax rate. The income tax provision for the first quarter of fiscal 2009 was $162,000, representing a 38% effective income tax rate.

Earnings from Continuing Operations

Earnings from continuing operations for the first quarter of fiscal 2010 were $627,000, or $0.07 per diluted share, compared to earnings from continuing operations of $263,000, or $0.03 per diluted share, for the first quarter last year.

Loss from Discontinued Operations, Net of Income Taxes

The loss from discontinued operations, net of income taxes, for the first quarter of fiscal 2009 was $758,000, or $0.08 per diluted share. Included in the loss was a $712,000 loss on the sale of the Intersection Control segment.

Net Earnings (Loss)

Net earnings for the first quarter of fiscal 2010 were $627,000, or $0.07 per diluted share, compared to a net loss of $495,000, or $0.05 per diluted share, for the first quarter last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of cash historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $7,526,000 as of September 30, 2009. As of September 30, 2009, we had $5,000,000 outstanding against our bank credit facility and $40,000,000 outstanding in 7% Convertible Senior Subordinated Notes due February 2025 (the “Convertible Notes”).

Our current secured bank credit agreement with our senior bank (the “Credit Agreement”) provides for a $5 million revolving credit facility and includes both fixed and floating interest rate options, at LIBOR or the British Bankers Association LIBOR rate, plus a margin. The Credit Agreement also contains affirmative and negative covenants including requirements that we meet certain consolidated financial criteria. The covenants also limit the incurrence of additional indebtedness, acquisitions, liens and encumbrances and other matters customarily restricted in such agreements.

After several waivers and amendments to our Credit Agreement during fiscal 2009, we were in compliance with financial covenants as of June 30, 2009 and as of September 30, 2009. On October 23, 2009 we entered into an amended bank credit agreement which reduced the amount of the revolver commitment from $15 million to $5 million, changed the expiration date from November 1, 2009 to January 31, 2010 and added two financial covenants including minimum EBITDA and a fixed charge coverage ratio. Although the amount of the facility was reduced, we believe that this facility, along with cash currently on hand and cash expected to be generated in the next several months, will give us sufficient liquidity through that period.

We expect to be in compliance with the covenants of our Credit Agreement, as amended, through the term of the Agreement. However, our ability to remain in compliance with the covenants and to modify our capital structure is dependent upon our future performance and may be affected in part by events beyond our control, including the current economic downturn. Reduced cash flows from operations, regardless of cause, may make it more difficult to comply with our bank covenants and to obtain an extension of our Credit Agreement. Continuing uncertainty in the credit markets may affect our ability to access those markets and may increase costs associated with borrowing and issuing debt instruments. However, we are currently generating positive cash flow in fiscal 2010 and we expect we may continue to do so throughout the fiscal year.

The holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may require us to repurchase the Notes in February 2010, which we expect they will do. Beginning in the third quarter of fiscal 2009, we implemented a series of cost control measures to improve our financial performance by eliminating approximately $4 million from our annualized cost structure. These costs include approximately $2,000,000 in salaries and related benefits through the reduction of 42 domestic employees in our Protect and Direct segment; $900,000 in salaries and related benefits through the reduction of 11 domestic employees in our Inform segment; $400,000 in costs including salaries and related benefits through the reduction of 15 employees in connection with closing our Protect and Direct facility in China; and $700,000 by renegotiating service agreements and reducing discretionary spending. We have also suspended our semi-annual dividend to conserve cash which will save approximately an additional $4 million in cash annually. We are restricting capital expenditures to those items critical to the effectiveness of our operations and plan to reduce capital expenditures from $3.4 million in fiscal 2009 to $2 million in fiscal 2010. We are currently generating positive operating cash flow in fiscal 2010 and we expect to continue to do so throughout the fiscal year, but our existing cash balances and the cash we expect to generate from operations in fiscal 2010 will not be sufficient to pay the principal amount of those Notes in fiscal 2010. We believe that the credit markets are improving and we are working with advisors to explore financing alternatives, including issuing other debt or equity and the sale of certain product lines which may include the sale of a segment of our business. We, along with our advisors, believe we have the alternatives available to us to achieve a satisfactory result for the Company.

There is no assurance that we will be able to refinance this debt on a timely basis and on satisfactory terms, if at all. Refinancing the Notes through the issuance of new debt or equity may significantly dilute our shareholders. If we are unable to refinance the debt and the holders of the Notes demand payment in February 2010, it would have a material adverse effect on the Company’s business, liquidity and financial position. We may elect to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

Although the variable interest rates under our revolving credit facility have been volatile due to the current credit environment, the financial effect on us has not been significant as the amount outstanding against the facility was only $5,000,000 as of September 30, 2009. Currently, we do not believe that our operating cash flow needs will require us to significantly increase our bank borrowings in the near term. Our $40 million of 7 % Convertible Notes accounted for the majority of our $45.0 million in outstanding debt as of September 30, 2009.

There are currently no default interest provisions in connection with a default on our Credit Agreement. The provisions of our Credit Agreement and Convertible Notes each include cross-default provisions such that a default on any individual payment obligation greater than $5 million is a default under both agreements.

Our outstanding borrowings were $45,000,000, or 56.4% of total capitalization, as of September 30, 2009, of which $5,000,000 was outstanding against our bank credit facility. This compares to outstanding borrowings of $41,000,000, or 54.5% of total capitalization, as of June 30, 2009. Included in current debt as of September 30, 2009 and June 30, 2009 was the $40 million of Convertible Notes. The amount of standby letters of credit outstanding was $920,250 as of September 30, 2009 and $1,120,000 as of June 30, 2009.

Cash Flows

Cash flows provided by continuing operations were $3,866,000 during the first three months of fiscal 2010 compared with $332,000 provided by continuing operations in the first three months of fiscal 2009. For the first three months of fiscal 2010, earnings from continuing operations were $627,000, net of income taxes compared to $263,000, net of income taxes for the first three months of fiscal 2009. Non-cash depreciation and amortization were $860,000 for the current period compared to $969,000 for the year ago period. The increase in cash provided by operations was primarily due to increased cash provided by decreased working capital in the first quarter of fiscal 2010. Decreased working capital provided $1,903,000 in cash, primarily representing decreased inventories and increased accounts payables due to our focus on increasing cash flow. This compares to a decrease in cash due to increased working capital of $1,139,000 for the first quarter of fiscal 2009.

Cash used in discontinued operations was $1,545,000 during the first three months of fiscal 2009 and primarily representing increased working capital including increased inventory and decreased accounts payable.

Investing activities of continuing operations used cash of $438,000 during the first three months of fiscal 2010, compared to $19,566,000 provided in the first three months of the prior year. Proceeds from the sale of the Intersection Control segment provided cash of $20 million in the first quarter of fiscal 2009. Expenditures during the first three months of fiscal 2010 included $418,000 for capital expenditures compared with $411,000 for the first three months last year as we continue to manage our capital spending in this difficult environment.

Financing activities provided cash of $4,000,000 during the first three months of fiscal 2010, compared with $18,529,000 of cash used during the first three months of fiscal 2009. The $20 million in proceeds from the sale of the Intersection Control segment was used to pay down substantially all of our bank debt in the first quarter of fiscal 2009. During the first three months of fiscal 2010, we borrowed $4,000,000 against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,829,000 in the first quarter of fiscal 2009. Our decision made in fiscal 2009 to suspend payment of the semi-annual dividend will save nearly $4 million in annual cash expenditures.

For 2010, we anticipate spending approximately $2,000,000 in cash for capital expenditures as we manage our capital spending in this difficult environment. We currently believe that future operating and capital cash needs will be financed either through cash on-hand, cash generated from operations, cash obtained under our Credit Agreement, cash from proceeds resulting from the sale of assets or cash from other financing alternatives. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term. However, our current Credit Agreement expires at the end of January 2010. In addition, the holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may require us to repurchase the Notes in February 2010, which we expect they will do. We have implemented a series of cost control measures to improve our financial performance and also have suspended our semi-annual dividend and reduced capital expenditures to conserve cash. We believe that the credit markets are improving and we are working with an advisor to explore other financing alternatives. However, there is no assurance that we will be able to refinance this debt on a timely basis and on satisfactory terms, if at all. See Liquidity and Capital Resources, above and Note 2 to the Consolidated Financial Statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2009. The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of September 30, 2009:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (1)	$45,000,000	$45,000,000
Estimated interest payments (2)	1,777,000	1,777,000
Operating leases	4,991,000	915,000	$1,713,000	$2,215,000	$148,000
Minimum royalty payments	1,110,000	510,000	600,000
Uncertain tax benefits	183,000	72,000	111,000
Purchase obligations (3)	1,156,000	1,156,000

Total	$54,217,000	$49,430,000	$2,424,000	$2,215,000	$148,000

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

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts. Potential payments due under these bonds are related to our performance under certain contracts. The total amount of bid and performance related bonds that were available and undrawn as of September 30, 2009 was $737,000. We also have standby letters of credit covering potential workers’ compensation liabilities and other liabilities. The total standby exposure relating to letters of credit as of September 30, 2009 was $920,000. Subsequent to September 30, 2009 we obtained an additional letter of credit in the amount of $150,000.

FUTURE OUTLOOK

Looking forward, we remain cautious given the continued weak global economic conditions and the difficult financial markets. This unfavorable market environment may negatively affect demand for our products indefinitely.

The United States domestic market for highway and transportation safety products is directly affected by federal, state, and local governmental policies. Historically, federal funds have been allocated and highway policy has been developed through six-year federal highway authorization bills. The federal highway authorization law, the Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users, or SAFETEA-LU, expired September 30, 2009, but was extended through December 18, 2009. We anticipate further delays in the enactment of a new highway authorization bill with additional extensions for limited times (perhaps 1, 3, 6 or 12 months) at current funding levels.

While uncertainty in funding for our markets continues, we are encouraged by a turnaround to profitability in our fourth quarter of fiscal 2009 as well as our continued performance in the first quarter of fiscal 2010. We continue to believe that our business will gain strength if the federal funding issue is resolved. We anticipate that our fiscal 2010 results will continue to benefit from the federal funding for transportation projects, enacted as part of the American Recovery and Reinvestment Act, which includes approximately $27 billion in stimulus funding for highways and bridges. However, we believe that this one-time spending package cannot substitute for enactment of the multi-year highway authorization legislation and the long term funding of the highway trust fund. Until a new multi-year highway authorization bill becomes law, the transportation safety allotment in federal and state budgets may be uncertain and we believe that prolonged uncertainty may adversely impact sales of our products and our financial performance in fiscal 2010. In addition, state budgetary constraints and deficit issues are expected to continue into fiscal 2010, which will negatively impact our performance in fiscal 2010.

Although we expect business to slow down in the fiscal 2010 second quarter, due to seasonality, we anticipate that our second quarter will be improved over last year’s second quarter. We believe that domestic demand for our products is uncertain due to the domestic funding issues and economic environment. We believe we will continue to see growth in international sales. We believe that we have strong market share positions, brand name recognition and a talented employee base and that we are well positioned with our leaner cost structure. However it is difficult to predict to what extent we will see increased spending for our products and there can be no assurance that either domestic or international sales will increase.

Our fiscal 2010 operating outlook will be affected by our ability to refinance our 7% Convertible Senior Subordinated Notes as well as our ability to extend or refinance our senior bank debt on terms attractive to us. See Liquidity and Capital Resources, above and Note 2 to the Consolidated Financial Statements for additional information.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates also affect the reported amounts of revenues and expenses during the reporting period. In addition, certain normal and recurring estimates are made, including estimates in determining the allowance for doubtful accounts receivable, inventory valuation reserves, valuation allowance on deferred tax assets and health care liabilities. These estimates are made using management’s best judgment given relevant factors and available data. Actual results could differ materially from those estimates. Note 2 to our June 30, 2009 consolidated financial statements includes a summary of the significant accounting policies, methods and estimates used in the preparation of our consolidated financial statements. There have been no material changes in accounting policies, methods and estimates used by management during this fiscal year except for the adoption of accounting guidance as described in Note 1 in the Notes to Consolidated Financial Statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP. We are providing updated information for the following significant accounting policies:

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

We performed the first step of the goodwill impairment test for our two reporting units, which represent our two financial reporting segments, in the third quarter of fiscal 2009 and determined that the carrying value of our Inform segment exceeded its fair value, indicating that goodwill of that segment was impaired. Having determined that the Inform segment goodwill was impaired, we then performed the second step of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the segment to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying value of goodwill. Based upon that test, we determined that the entire amount of the Inform segment goodwill was impaired and we recorded a goodwill impairment charge in the Inform segment of $9,246,000, or $6,877,000 net of income tax benefits, in the third quarter of fiscal 2009. Our annual impairment review did not indicate that our assets were impaired as of June 30, 2009. In performing the first step of the goodwill impairment test for the Protect and Direct segment, we determined that the fair value of that segment was substantially in excess of its carrying value as of March 31, 2009 and June 30, 2009. We also evaluated intangible assets and other long-lived assets for impairment and determined that their fair value was substantially in excess of their carrying value as of March 31, 2009 and June 30, 2009. There was no impairment charge recorded in the Protect and Direct segment during fiscal 2009 due to the relatively low level of long-lived assets within the segment as compared to the Inform segment with a higher relative level of long-lived assets.

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

If either of our segments records significantly lower than expected operating profits in interim periods during fiscal 2010, or if we experience changes in expectations related to the extent and duration of the economic downturn and its impact on the operating results of our segments, or if our market capitalization falls below our carrying value for a sustained period, we may need to perform an interim impairment test. The amount of an impairment loss could be up to the total amounts of goodwill and intangible assets recorded as of September 30, 2009 of $8,139,000 and $1,910,000, respectively.

INCOME TAXES: We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. During the first quarter of fiscal 2010, we performed an Internal Revenue Code Section 382 analysis with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation. We are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities, and currently our income tax returns for tax years 2007 and 2008 are under investigation by the Internal Revenue Service. Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our results and our financial condition. We currently expect the net deferred tax assets of $21,001,000 recorded as of September 30, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize net operating losses.

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

Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. There can be no assurance that actual results will not differ materially from our expectations. Factors which could cause materially different results include uncertainties related to continued weakening of the global economic conditions and the constricted financial markets; continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; market demand for our products; pricing and competitive factors, among others which are set forth in the “Risk Factors” of Part II, Item 1A, to this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 7.A. of our Annual Report on Form 10-K for the year ended June 30, 2009 presents information regarding Quantitative and Qualitative Disclosures about Market Risk.

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

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. The U.S. dollar is the functional currency for substantially all of our operations. Accounts of foreign operations with functional currencies other than the U.S. dollar are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Net foreign exchange gains and losses resulting from foreign currency transactions included in net income were immaterial for the first quarter of fiscal 2010 and in fiscal year 2009. We will continue to evaluate the need for the use of derivative financial instruments to manage foreign currency exchange rate changes. In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

PART II – OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

Item 1. Legal Proceedings

In January, 2008 we were served in a lawsuit entitled Olga Mata, Individually as Representative of the Estate of Elpido Mata et al. vs. Energy Absorption Systems, Inc., Quixote Transportation Safety, Inc., William Brothers Construction, Keller Crash Cushions d/b/a Contractors Barricade Service, J.I.T. Distributing Inc. and Gustavo Reyes d/b/a Cerrito Trucking, State of Texas, District Court of Brazoria County, No. 44361. This case involves a tractor-trailer collision with a crash cushion. The plaintiffs allege various theories of liability against all defendants, including negligence, misrepresentations and breach of warranty. The case was tendered to our insurance carrier and we are subject to a $100,000 deductible. Pursuant to Texas law, we had accepted the defense and indemnity of our distributor who was also named in the complaint. On September 15, 2009 and prior to trial, the Court granted our Motions for Summary Judgment against the plaintiffs and we and our distributor are now dismissed on all causes of action. Plaintiffs subsequently filed a Motion for Reconsideration and for New Trial which is pending. Plaintiffs had not pled specific damages in its complaint, but had demanded $3,600,000 in damages from the defendants prior to trial.

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

Item 1A. Risk Factors

          There are many factors which are frequently beyond our control that pose material risks to our business, operating results and financial condition. The factors we believe are material to our business are listed below.

          Our business could be adversely affected by reduced levels of cash, whether from operations or pursuant to the terms of our debt, as well as our ability to refinance our existing debt.

          Reduced levels of cash generated from operations as well as our ability to refinance our existing debt could adversely impact our current business and our ability to grow.

          Historically, our principal sources of cash have been cash flows from operations and borrowings from banks and other sources. Given continued weak global economic conditions, operations may continue to generate less cash than we need. Our current bank credit agreement expires in January 2010. There is no assurance that we will be able to negotiate a new bank credit agreement with satisfactory terms and conditions on a timely basis.

          In addition, the holders of our $40,000,000 of 7% Senior Subordinated Convertible Notes may, as of February 2010, require us to repurchase those Notes at 100% of the principal plus unpaid interest, and we expect that they will do so. Our existing cash balance and the cash we generate from operations will not be sufficient to pay the principal amount of these Notes. As further discussed in Note 2 to the Consolidated Financial Statements, we believe that the credit markets are improving and we are working with an advisor to explore financing alternatives. There is no assurance that we will be able to refinance this debt on a timely basis on satisfactory terms.

          Refinancing the Notes through the issuance of new debt or equity may significantly dilute our shareholders. If we are unable to refinance the debt and the holders of the Notes demand payment in February 2010, it would have a material adverse effect on the Company’s business, liquidity and financial position. We may elect to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

          A decrease or delay in federal government funding of transportation safety and highway construction and maintenance may cause our revenues, profits and cash flow to decrease.

          Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending which can be adversely impacted by reduced tax revenues. We depend substantially on federal, state and local funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization legislation, the SAFETEA-LU, expired September 30, 2009, but was extended through December 18, 2009. We anticipate further delays in the enactment of a new highway authorization bill with additional extensions for limited times (perhaps 1, 3, 6 or 12 months) at current funding levels. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future.

          Federal transportation spending is funded through a highway trust fund which derives most of its money from gasoline tax revenue. When the price of gasoline increased in 2008, the number of miles driven decreased significantly which depleted the surplus in the federal highway trust fund. Reduced tax revenues and altered driving patterns may impact the solvency of the highway trust fund. Failure to replenish the highway trust fund expeditiously may have an adverse impact on our sales and financial performance in fiscal 2010.

          Congress enacted the American Recovery and Reinvestment Act in February 2009 which includes approximately $27 billion in stimulus funding for highway and bridge improvements, aimed at increasing jobs through infrastructure projects. We believe that the Federal stimulus funding has had a positive impact on our domestic sales, although we are not able to quantify the amount of the impact. There is no assurance that this stimulus spending program will positively affect the demand for our products in fiscal 2010, or thereafter.

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

          Like the federal highway trust fund which depends on gasoline tax revenue, state highway funds also are dependent on revenue from state gasoline taxes. A number of states also contribute a portion of their sales tax on new car purchases into their state highway funds. A decrease in miles driven or new car sales may adversely affect the ability of states to fund transportation projects, and correspondingly, reduce the demand for our products. The majority of states have been experiencing budgetary constraints and deficits which are expected to continue into fiscal 2010.

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

          We are in a competitive marketplace.

          To the extent one or more of our current or future competitors introduce products that better address customer requirements, or are less expensive than our products, our business can be adversely affected and we may be unable to maintain our leadership position in certain product lines. Competition may adversely affect the selling prices and the profit margins on our products. If we are unable to timely develop and introduce new products, or enhance existing products, or reduce costs in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected.

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

          We have been affected by increased prices for certain commodities, particularly steel, aluminum and resin, which are a significant component of the cost of certain of our products. Such price increases negatively impact our gross margin for certain products, when we are unable to pass along to our customers cost increases. Increasing fuel and freight costs may also adversely affect our performance.

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

          We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. During the first quarter of fiscal 2010, we performed Internal Revenue Code Section 382 analyses with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our results and our financial condition. We currently expect the net deferred tax assets of $21,001,000 recorded as of September 30, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize net operating losses. However, changes in expectations related to the extent and duration of the economic downturn and its impact on our operating results as well as a subsequent change in ownership which may limit the utilization of net operating losses and tax credit carryforwards could cause us to further review the realizability of our deferred tax assets. It is possible that the review would result in an increased valuation allowance, increasing income tax expense, which would adversely affect our net income.

Item 1B. Unresolved Staff Comments

We received a comment letter from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance dated October 27, 2009 regarding our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and our Definitive Proxy Statement on Schedule 14A filed on October 13, 2009. These comments are considered unresolved as of November 9, 2009 because our response back to the SEC was not yet due. However, we have incorporated into this filing additional disclosures that we believe are responsive to many of the SEC’s comments.

Item 6. Exhibits

(a) Exhibits

10.1

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed herewith.

10.2	Amended and Restated Schedules to Amended and Restated Credit Agreement dated as of October 23, 2009, filed herewith.

10.3	Seventh Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties and Third Amended and Restated Revolving Loan Note, both dated as of October 23, 2009, filed herewith.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION

DATED: November 9, 2009	/s/ Daniel P. Gorey

Daniel P. Gorey
Chief Financial Officer,
Executive Vice President and Treasurer
(Chief Financial & Accounting Officer)

EXHIBIT INDEX

Exhibits:

10.1

Amended and Restated Credit Agreement dated as of April 20, 2005 among Quixote Corporation as the borrower (the “Borrower”) and LaSalle Bank National Association as lender (the “Lender”); Revolving Loan Note dated April 20, 2005 from Borrower to the Lender; and the following additional auxiliary documents all dated as of April 20, 2005: Reaffirmation and Amendment of California Deed of Trust between Energy Absorption Systems, Inc. and Lender; Reaffirmation and Amendment of Pennsylvania Mortgage between Nu-Metrics, Inc. and Lender; Reaffirmation and Amendment of Alabama Mortgage between Energy Absorption Systems (AL) LLC and Lender; Reaffirmation and Amendment of Security Agreement in favor of the Lender by certain identified subsidiaries of the Borrower; Reaffirmation and Amendment of Trademark Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; Reaffirmation and Amendment of Patent Security Agreement in favor of Lender by Energy Absorption Systems, Inc.; and Reaffirmation and Amendment of Subsidiary Stock Pledge Agreements in favor of Lender by the Company, Quixote Transportation Safety, Inc., TranSafe Corporation and Energy Absorption Systems, Inc. filed herewith.

10.2	Amended and Restated Schedules to Amended and Restated Credit Agreement dated as of October 23, 2009, filed herewith.

10.3	Seventh Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties and Third Amended and Restated Revolving Loan Note, both dated as of October 23, 2009, filed herewith.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002