Form 10-Q
period 2009-12-31
QUIXOTE CORP
filed 2010-02-04
CIK 32870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 3, 2010, there were 9,333,867 shares of the registrant’s common stock ($.01-2/3 par value) outstanding.

Recent Developments

On December 30, 2009, we entered into an Agreement and Plan of Merger (“Agreement”) with Trinity Industries, Inc. and its wholly-owned subsidiary, THP Merger Co. (together “Trinity”) whereby, subject to certain conditions, Trinity will acquire all of our common stock (including the associated preferred stock purchase rights) through a tender offer and a subsequent merger for $6.38 per share of common stock in cash (“Trinity Acquisition”), and we will become a wholly-owned subsidiary of Trinity Industries, Inc.  Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Trinity Acquisition.

On January 7, 2010, Trinity announced the commencement of a tender offer for all of our outstanding shares of common stock for $6.38 per share, including the associated preferred stock purchase rights, net to seller in cash and without interest thereon.  The Trinity tender offer and subsequent merger, with a transactional value of approximately $61.1 million, are subject to certain closing conditions contained in the Agreement, including the acquisition by THP Merger Co. of that number of shares of our common stock pursuant to the tender offer, together with the number of our shares of common stock then owned by Trinity, that represents at least 60% of our outstanding shares of common stock on a fully-diluted basis.  The Trinity tender offer, unless extended in accordance with its terms, will expire at midnight New York City time at the end of the day on February 4, 2010.  If Trinity purchases shares of our common stock in the tender offer, Trinity will subsequently merge THP Merger Co. into the Company, with the Company surviving.  The terms and conditions of the Trinity Acquisition are described in Trinity’s Schedule TO filed with the Securities and Exchange Commission on January 7, 2010 and amendments thereto, and in our Schedule 14D-9 filed with the Securities and Exchange Commission on January 7, 2010 and amendments thereto.

On December 18, 2009, we sold our Inform segment to Vaisala, Inc. for $20 million in cash, of which $1 million is being held in escrow until December 18, 2011 as a reserve to secure and fund any potential indemnity claims of the purchaser pursuant to the Stock Purchase Agreement.

On December 29, 2009, we gave notice to the holders of our $40,000,000 7% Convertible Senior Subordinated Notes due February 15, 2025 (“Notes”) that, at the option of the holder and in accordance with the terms of the Notes, we would repurchase all Notes for a purchase price, payable in cash, equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on February 15, 2010.  We expect that holders will tender all the Notes for repurchase.

On January 29, 2010, we entered into an amended bank credit agreement which extended the expiration date of our credit agreement from January 31, 2010 to February 15, 2010.  Our bank has issued us a commitment letter dated January 29, 2010 to amend our credit agreement, if necessary, before February 15, 2010 to permit us to borrow up to $22.5 million to repurchase the Notes under certain conditions.  With that bank borrowing, plus the $19 million of cash proceeds we received from the sale of our Inform Segment and borrowings of up to $7 million from Trinity pursuant to the Agreement, we expect to fund the repurchase of the Notes on February 15, 2010, if the Trinity tender offer is not consummated prior to this date.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Net sales	$17,626,000	$15,021,000
Cost of sales	11,650,000	11,207,000
Gross profit	5,976,000	3,814,000

Operating expenses:
Selling & administrative	4,519,000	5,428,000
Research & development	433,000	616,000
Merger transaction costs (Note 2)	775,000
Severance costs		843,000
	5,727,000	6,887,000
Operating profit (loss)	249,000	(3,073,000)

Other income (expense):
Interest income	2,000
Interest expense	(866,000)	(865,000)
	(864,000)	(865,000)
Loss from continuing operations before income taxes	(615,000)	(3,938,000)
Income tax benefit	(233,000)	(1,497,000)
Loss from continuing operations	(382,000)	(2,441,000)

Discontinued operations:
Gain (loss) from operations, net of income taxes	53,000	(215,000)
Gain on sale, net of income taxes	3,535,000

Gain (loss) from discontinued operations, net of income taxes	3,588,000	(215,000)
Net earnings (loss)	$3,206,000	$(2,656,000)

Per share data - basic:
Loss from continuing operations	$(0.04)	$(0.27)
Gain (loss) from discontinued operations	0.38	(0.02)
Net earnings (loss)	$0.34	$(0.29)
Weighted average common shares outstanding	9,328,800	9,231,149

Per share data - diluted:
Loss from continuing operations	$(0.04)	$(0.27)
Gain (loss) from discontinued operations	0.38	(0.02)
Net earnings (loss)	$0.34	$(0.29)
Weighted average common and common equivalent shares outstanding	9,330,296	9,231,149
Cash dividends declared per share of common stock	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Net sales	$38,098,000	$35,003,000
Cost of sales	25,236,000	24,858,000
Gross profit	12,862,000	10,145,000

Operating expenses:
Selling & administrative	9,270,000	10,237,000
Research & development	909,000	1,216,000
Merger transaction costs (Note 2)	775,000
Severance costs	296,000	843,000
	11,250,000	12,296,000
Operating profit (loss)	1,612,000	(2,151,000)

Other income (expense):
Interest income	2,000
Interest expense	(1,739,000)	(1,782,000)
	(1,737,000)	(1,782,000)
Loss from continuing operations before income taxes	(125,000)	(3,933,000)
Income tax benefit	(47,000)	(1,495,000)
Loss from continuing operations	(78,000)	(2,438,000)

Discontinued operations:
Gain (loss) from operations, net of income taxes	376,000	(1,000)
Gain (loss) on sale, net of income taxes	3,535,000	(712,000)
Gain (loss) from discontinued operations, net of income taxes	3,911,000	(713,000)
Net earnings (loss)	$3,833,000	$(3,151,000)

Per share data - basic:
Loss from continuing operations	$(0.01)	$(0.26)
Gain (loss) from discontinued operations	0.42	(0.08)
Net earnings (loss)	$0.41	$(0.34)
Weighted average common shares outstanding	9,325,441	9,209,672

Per share data - diluted:
Loss from continuing operations	$(0.01)	$(0.26)
Gain (loss) from discontinued operations	0.42	(0.08)
Net earnings (loss)	$0.41	$(0.34)
Weighted average common and common equivalent shares outstanding	9,327,197	9,209,672
Cash dividends declared per share of common stock	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS

Current assets:

Cash and cash equivalents	$27,292,000	$183,000
Accounts receivable, net of allowance for doubtful accounts of $970,000 at December 31 and $879,000 at June 30	11,753,000	15,427,000

Inventories, net:
Raw materials	2,823,000	3,632,000
Work in process	3,779,000	3,402,000
Finished goods	4,403,000	5,360,000
	11,005,000	12,394,000

Deferred income taxes	2,354,000	2,354,000
Other current assets	1,446,000	862,000
Assets of discontinued operations		9,098,000
Total current assets	53,850,000	40,318,000

Property, plant and equipment, at cost	38,101,000	37,597,000
Less accumulated depreciation	(26,166,000)	(25,320,000)
	11,935,000	12,277,000

Goodwill	8,139,000	8,139,000
Intangible assets, net	819,000	901,000
Deferred income taxes	15,511,000	18,901,000
Other assets	1,113,000	339,000
Assets of discontinued operations		4,717,000
Total assets	$91,367,000	$85,592,000

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2009	June 30, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$43,250,000	$41,000,000
Accounts payable	3,137,000	2,721,000
Accrued expenses	5,906,000	4,671,000
Liabilities of discontinued operations		2,007,000
Total current liabilities	52,293,000	50,399,000

Other long-term liabilities	971,000	1,028,000
	53,264,000	51,427,000

Commitments and contingent liabilities (Note 9)

Shareholders’ equity:
Preferred stock, no par value; authorized 100,000 shares; none issued
Common stock, par value $.01-2/3; authorized 30,000,000 shares; issued 11,077,711 shares at December 31 and at June 30	185,000	185,000
Capital in excess of par value of common stock	66,238,000	66,133,000
Accumulated deficit	(7,326,000)	(11,159,000)
Treasury stock, at cost, 1,743,844 shares at December 31 and at June 30	(20,994,000)	(20,994,000)
Total shareholders’ equity	38,103,000	34,165,000
Total liabilities and shareholders’ equity	$91,367,000	$85,592,000

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Operating activities:
Net earnings (loss)	$3,833,000	$(3,151,000)
(Gain) loss on sale of discontinued operations, net of tax	(3,535,000)	712,000
Gain from discontinued operations, net of tax	(376,000)	(1,000)
Loss from continuing operations, net of tax	(78,000)	(2,440,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	884,000	1,150,000
Amortization	362,000	406,000
Deferred income taxes	3,390,000	(1,931,000)
Provisions for losses on accounts receivable	209,000	270,000
Issuance of stock retirement plan shares		268,000
Issuance of stock to 401K plan		381,000
Share-based compensation expense	105,000	185,000
Changes in operating assets and liabilities:
Accounts receivable	3,465,000	4,996,000
Inventories	1,389,000	(1,132,000)
Other assets and liabilities	(1,638,000)	(670,000)
Income taxes payable/refundable		(132,000)
Accounts payable and accrued expenses	1,651,000	(1,288,000)
Other	(57,000)	(26,000)
Net cash provided by operating activities — continuing operations	9,682,000	37,000
Net cash used in operating activities — discontinued operations	(2,936,000)	(984,000)
Net cash provided by (used in) operating activities	6,746,000	(947,000)

Investing activities:
Capital expenditures	(666,000)	(417,000)
Proceeds from sale of discontinued operations	19,000,000	20,000,000
Net cash provided by investing activities — continuing operations	18,334,000	19,583,000
Net cash used in investing activities — discontinued operations	(221,000)	(535,000)
Net cash provided by investing activities	18,113,000	19,048,000
Financing activities:
Proceeds from revolving credit agreement	4,000,000	14,800,000
Payments on revolving credit agreement	(1,750,000)	(30,650,000)
Payment of semi-annual cash dividend		(1,829,000)
Net cash provided by (used in) financing activities	2,250,000	(17,679,000)
Increase in cash and cash equivalents	27,109,000	422,000

Cash and cash equivalents at beginning of period	183,000	554,000
Cash and cash equivalents at end of period	$27,292,000	$976,000

See Notes to Unaudited Consolidated Financial Statements.

QUIXOTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.             The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X.  Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements.  The June 30, 2009 consolidated balance sheet, as presented, was derived from the audited financial statements.  The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Management believes the financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented.

Certain balances in the financial statements have been reclassified to conform to the current presentation.  Included with the reclassifications are restatements to reclassify the Inform segment as discontinued operations.  We sold the Inform segment on December 18, 2009.

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

On October 1, 2009, we adopted an update to accounting standards issued by the FASB which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available.  The adoption of the new guidance issued by the FASB did not have a material impact on our financial statements.

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

2.  On December 30, 2009, we entered into an Agreement and Plan of Merger (“Agreement”) with Trinity Industries, Inc. and its wholly-owned subsidiary, THP Merger Co. (together “Trinity”) whereby, subject to certain conditions, Trinity will acquire all of our common stock (including the associated preferred stock purchase rights) through a tender offer and a subsequent merger for $6.38 per share of common stock in cash (“Trinity Acquisition”), and we will become a wholly-owned subsidiary of Trinity Industries, Inc.

On January 7, 2010, Trinity announced the commencement of a tender offer for all of our outstanding shares of common stock for $6.38 per share, including the associated preferred stock purchase rights, net to seller in cash and without interest thereon.  The Trinity tender offer and subsequent merger, with a transactional value of approximately $61.1 million, are subject to certain closing conditions contained in the Agreement, including the acquisition by THP Merger Co. of that number of shares of our common stock pursuant to the tender offer, together with the number of our shares of common stock then owned by Trinity, that represents at least 60% of our outstanding shares of common stock on a fully-diluted basis.  The Trinity tender offer, unless extended in accordance with its terms, will expire at midnight New York City time at the end of the day on February 4, 2010.  If Trinity purchases shares of our common stock in the tender offer, Trinity will subsequently merge THP Merger Co. into the Company, with the Company surviving. The terms and conditions of the Trinity Acquisition are described in Trinity’s Schedule TO filed with the Securities and Exchange Commission on January 7, 2010 and amendments thereto, and in our Schedule 14D-9 filed with the Securities and Exchange Commission on January 7, 2010 and amendments thereto.

We recorded $775,000 in merger transaction costs in the second quarter of fiscal 2010 related to the Trinity Acquisition, including $575,000 for a fairness opinion and other services performed by our financial advisor and $200,000 in legal costs.  We are obligated to pay these costs even if the Trinity Acquisition is not consummated.  In addition, we have recognized a tax benefit for theses costs due to uncertainty surrounding the consummation of the Acquisition.  Of the $775,000 in merger transaction costs, $645,000 was recorded in accrued expenses as of December 31, 2009.

3.  On December 18, 2009, we sold our Inform segment to Vaisala, Inc. for $20 million in cash, of which $1 million is being held in escrow until December 18, 2011 as a reserve to secure and fund any potential indemnity claims of the purchaser pursuant to the Stock Purchase Agreement.  The $1 million escrow is recorded in non-current other assets.  Vaisala, Inc. is the United States operating subsidiary of the Vaisala Group, a global leader in environmental and industrial measurement.  The transaction involved the sale of all the outstanding stock of the four subsidiaries making up the Inform segment, pursuant to a Stock Purchase Agreement dated December 18, 2009.  The Inform segment sold products including highway advisory radio systems; advanced sensing products which measure distance, count and classify vehicles; weather sensing systems and other transportation equipment.  We have reflected the results of those operations as discontinued operations.  We recognized a gain on the sale of the Inform segment of $3,535,000, net of income taxes of $3,354,000, in the second quarter of fiscal 2010.  The sale of the

Inform segment allowed us to strengthen our balance sheet and improve our financial flexibility in order to meet our debt obligations.

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

The results of discontinued operations are as follows for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net sales	$4,230,000	$5,036,000	$10,620,000	$11,925,000

Gain (loss) from operations of discontinued operations before income taxes	$85,000	$(345,000)	$606,000	$(1,000)
Gain (loss) from sale of business	6,889,000	—	6,889,000	(1,148,000)
Gain (loss) before taxes	6,974,000	(345,000)	7,495,000	(1,149,000)
Income tax provision (benefit)	3,386,000	(130,000)	3,584,000	(436,000)
Gain (loss) from discontinued operations, net of income tax benefit	$3,588,000	$(215,000)	$3,911,000	$(713,000)

4.  We recognize share-based compensation expense for all unvested share-based payments based on the fair value on the original grant date.  The fair value of the options and restricted stock granted is amortized on a straight-line basis over the requisite service period, which is the vesting period.  As of December 31, 2009, we have 434,500 common shares reserved for future grants from our stock option and award plans.  Our stock option and award plans are discussed in further detail in our Annual Report on Form 10-K for the year ended June 30, 2009.

Share-based Compensation Expense

The share-based compensation cost that has been charged to Selling and Administrative Expense for stock options and restricted stock awards under our stock option and award plans was $105,000 and $185,000 for the six-month periods ending December 31, 2009 and 2008, respectively.  As of December 31, 2009, the total compensation cost related to unvested stock options and restricted stock granted under our stock option plans not yet recognized was approximately $292,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.  The 269,666 unvested stock options outstanding at December 31, 2009 had a weighted-average fair value of $1.03.  The 5,067 shares of restricted stock unvested at December 31, 2009 had a fair value of $19.52.

As further discussed in Note 2, if the Trinity Acquisition is consummated as expected, a change of control, as defined by the stock option and award plans, will occur and all stock options will immediately vest and all restrictions on restricted stock outstanding will lapse.  All compensation cost not yet recognized for those options and unvested restricted stock will be immediately recognized.  The Agreement requires that payments be made to all in-the-money option holders for the difference between the option grant price and the purchase price of $6.38 per share. The Agreement also requires that payments be made to all out-of-the-money option holders, except for our current directors and named executive officers, at $0.40 per share of common stock subject to the out-of-the-money options.

Approximately $789,000 in compensation cost is expected to be recognized upon consummation of the merger for these items.

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

	Six Months Ended December 31,
	2009	2008
Risk free interest rate	2.4%	2.9%
Expected dividend yield	0%	5.2%
Weighted average expected volatility	57%	38%
Expected term	4.0 – 6.0 yrs	3.9 – 6.0 yrs
Weighted average expected term	4.5 yrs	4.4 yrs
Weighted average grant date fair value	$0.85	$1.69

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

Stock Option and Restricted Stock Activity

Information with respect to stock option activity under our plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Common Shares	Price	Term	Value

Outstanding at July 1, 2008	830,670	$18.72
Granted	152,100	$7.79
Exercised
Cancelled or expired	(102,434)	$17.39
Outstanding at December 31, 2008	880,336	$16.98	2.6 Years	$1,250

Outstanding at July 1, 2009	873,669	$16.80
Granted	243,000	$2.06
Exercised
Cancelled or expired	(221,170)	$13.83
Outstanding at December 31, 2009	895,499	$13.54	2.5 Years	$963,970

Vested at December 31, 2009	625,833	$18.07	1.6 Years	$0

Options outstanding as of December 31, 2009 are exercisable as follows: 625,833 currently, 112,671 within one year, 87,660 in two years and 69,335 in three years.  As of December 31, 2008, 685,903 options were exercisable.  During the six-month periods ended December 31, 2009 and 2008, the following stock option activity occurred under our plans:

	2009	2008
Total intrinsic value of stock options exercised	—	—
Total fair value of stock options vested	$123,000	$356,000

Information with respect to restricted stock activity under our plans is as follows:

		Weighted-
		Average
		Grant Date
	Number of Shares	Fair Value

Outstanding at July 1, 2008	29,100	$19.52
Restricted stock granted
Restricted stock vested	(9,102)	$19.52
Cancelled or expired	(1,800)	$19.52
Unvested outstanding at December 31, 2008	18,198	$19.52

Outstanding at July 1, 2009	10,133	$19.52
Restricted stock granted
Restricted stock vested	(5,066)	$19.52
Cancelled or expired		$19.52
Unvested outstanding at December 31, 2009	5,067	$19.52

We also had a retirement stock award program for certain of our key executives which ended with the final issuance of vested shares in July 2008.  The retirement stock award program resulted in a charge to earnings for compensation expense of $268,000 for the six months ended December 31, 2008.

5.     The income tax provision for the first six months of fiscal 2010 is based upon the estimated effective income tax rate for the full fiscal year.

We had unrecognized tax benefits of $182,000 as of December 31, 2009 and June 30, 2009, of which $156,000, if recognized, would favorably affect our income tax rate.  The tax liability is recorded in accrued expenses.

We record the interest related to uncertain tax positions as interest expense during the period incurred.  Penalties related to uncertain tax positions, which have historically been immaterial, are recorded as part of the income tax expense during the period incurred.  In accrued expenses, we had accrued $21,000 for interest and $1,000 for penalties as of December 31, 2009 and as of June 30, 2009.

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

6.    Operating results for the first six months of fiscal 2010 are not necessarily indicative of the performance for the entire year.  Our business is generally seasonal with a higher level of sales in the fourth fiscal quarter.

7.     The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Numerator:
Loss from continuing operations	$(382,000)	$(2,441,000)	$(78,000)	$(2,438,000)
Earnings (loss) from discontinued operations	53,000	(215,000)	376,000	(1,000)
Gain (loss) on sale of discontinued operations	3,535,000		3,535,000	(712,000)
Net earnings (loss)	$3,206,000	$(2,656,000)	$3,833,000	$(3,151,000)

Denominator:
Weighted average shares outstanding-basic	9,328,800	9,231,149	9,325,441	9,209,672
Effect of dilutive securities-common stock options	1,496		1,756
Weighted average shares outstanding-diluted	9,330,296	9,231,149	9,327,197	9,209,672

Earnings (loss) per share of common stock - basic:
Loss from continuing operations	$(0.04)	$(0.27)	$(0.01)	$(0.26)
Earnings (loss) from discontinued operations		(0.02)	0.04
Gain (loss) on sale of discontinued operations	0.38		0.38	(0.08)
Net earnings (loss)	$0.34	$(0.29)	$0.41	$(0.34)

Earnings (loss) per share of common stock - diluted:
Loss from continuing operations	$(0.04)	$(0.27)	$(0.01)	$(0.26)
Earnings (loss) from discontinued operations		(0.02)	0.04
Gain (loss) on sale of discontinued operations	0.38		0.38	(0.08)
Net earnings (loss)	$0.34	$(0.29)	$0.41	$(0.34)

There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement periods. These options have been excluded from the computation of diluted earnings per share for the three-month and six-month periods ended December 31, 2009 and 2008 and are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Average exercise price per share	$17.12	$17.29	$17.12	$17.29
Number of shares	682,499	855,000	682,499	855,000

In addition, employee stock options totaling 235 shares for the six-month period ending December 31, 2008 were not included in the diluted weighted average shares calculation because the effects of these securities were anti-dilutive.

8.       Intangible assets consist of the following:

	December 31, 2009			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Patents and licenses	$3,128,000	$2,309,000	$819,000	$3,141,000	$2,240,000	$901,000

Intangible amortization expense was $81,000 in the six-month periods ended December 31, 2009 and 2008.  The estimated amortization expense for this fiscal year ended June 30, 2010 and for the five fiscal years subsequent to 2010 is as follows:  $160,000, $158,000, $157,000, $113,000, $110,000 and $102,000.  The carrying amount of goodwill consists of $8,139,000 as of December 31, 2009 and as of June 30, 2009.

9.       Disclosures regarding guarantees, commitments and contingencies are provided below.

Lease Commitments

We use various leased facilities and equipment in our operations.  The terms for these leased assets vary depending on the lease agreements.  These operating leases may include options for renewal and we may guarantee the performance of our obligations under the leases.  Aggregate rent expense was $628,000 and $606,000 for the six months ended December 31, 2009 and 2008, respectively.  Annual minimum future rental payments for lease commitments will be approximately $348,000 for the remainder of fiscal year 2010, a total of $1,225,000 in fiscal years 2011 to 2012 and a total of $1,724,000 in fiscal years 2013 to 2014, for an aggregate of $3,297,000.

Product Warranty Liability

We warrant to the original purchaser of our products that we will, at our option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties vary by product, the majority of which range from 90 days to, in limited circumstances, 1 year.  We accrue for product warranties, when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs can be made.  We estimated no product warranty liability for the six-month periods ended December 31, 2009.

Legal

We are involved in several pending judicial proceedings for product liability and other damages arising out of the conduct of our business.  We record loss contingencies where appropriate according to authoritative guidance issued by the FASB.  While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.  See Note 12 for additional information.

Executive Agreements

We have agreements with certain named executives which are designed to retain the services of key employees and to provide for continuity of management in the event of an actual or threatened change in control of the Company.  Upon occurrence of a triggering event after a change in control, as defined, we would be liable for payment of benefits under these agreements of approximately $3.5 million.  The triggering event would occur upon the termination of certain named executive officers anytime prior to

March 6, 2012, as defined.  A portion of these benefits will fluctuate based upon the share price at the time of the triggering event.  Historically, we have not made payments under the change of control agreements, and no amount has been accrued in the accompanying consolidated financial statements.  If the merger with Trinity is consummated, the three named executives will be terminated and will be owed $3.5 million for change of control payments. We also have employment agreements with certain key executives which are designed to retain the services of those key employees.  Upon occurrence of a triggering event under these agreements, we would be liable for payment of certain benefits under these agreements of approximately $1.6 million.  We record the expense for these agreements when the agreement is triggered.  If the merger with Trinity is consummated, the three named executives will be terminated and will be owed approximately $1.0 million in severance payments. We have by-laws and agreements under which we indemnify our directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at our request in such capacities.  The term of the indemnification period is for the director’s or officer’s lifetime.  We believe that any obligations relating to this indemnification are predominantly covered by insurance subject to certain exclusions and deductibles, and therefore no amount has been accrued in the accompanying consolidated financial statements.  See Note 2 for additional information on the Trinity Acquisition.

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

Bid and Performance Bonds

We have entered into bid and performance related bonds associated with various contracts.  Potential payments due under these bonds are related to our performance under the applicable contract.  The total amount of bid and performance related bonds that were available and undrawn was $637,000 as of December 31, 2009 and $2,115,000 as of June 30, 2009.  Historically, customers have not drawn upon these instruments due to non-performance, and no amount has been accrued in the accompanying consolidated financial statements.

Other Commitments

We have standby letters of credit covering primarily potential workers’ compensation liabilities. The total amount of standby letters of credit that were outstanding was $840,000 as of December 31, 2009 and $1,120,000 as of June 30, 2009.  We have included $606,000 and $757,000 in accrued liabilities for potential workers’ compensation liabilities as of December 31, 2009 and June 30, 2009, respectively.

We have certain non-cancelable royalty agreements, which contain certain minimum payments in the aggregate of $810,000 through fiscal year 2012. We have included $211,000 and $208,000 in accrued liabilities for current obligations relating to royalty agreements as of December 31, 2009 and June 30, 2009, respectively.

10.       When certain assets or liabilities are recorded or disclosed at fair value, they are measured using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Our financial instruments, which consist principally of cash, accounts receivable, accounts payable, short-term debt and convertible debt, are carried at cost.  The carrying values of our cash, accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of our short-term debt from our revolving credit facility of $3,250,000 as of December 31, 2009 approximates fair value due to the variable-rate nature of the respective borrowings and is valued using Level 1 techniques.  On December 29, 2009, we gave notice to the holders of our $40,000,000 7% Convertible Senior Subordinated Notes due February 15, 2025 (“Notes”) that, at the option of the holder and in accordance with the terms of the Notes, we would repurchase all Notes for a purchase price, payable in cash, equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on February 15, 2010.  We expect that holders will tender all the Notes for repurchase.  Therefore we have estimated the fair value of the Notes as of December 31, 2009 at face value using Level 1 valuation techniques.

On July 1, 2009, we adopted the new accounting guidance on fair value measurements of nonfinancial assets and nonfinancial liabilities.  We measure our nonfinancial assets and liabilities, including primarily property, plant and equipment, tax assets, intangible assets and goodwill, at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired, using Level 3 techniques.  During the six months ended December 31, 2009 and 2008, we did not record any impairment on those assets or liabilities required to be measured at fair value on a non-recurring basis and had no required additional disclosures.

11.      We implemented a series of cost savings initiatives primarily in the second half of fiscal 2009 and into the first quarter of fiscal 2010.  One of the initiatives included the reduction of our workforce across our business.  The total workforce reduction during fiscal 2009 and through the first quarter of fiscal 2010 was approximately 57 employees.  We recorded $296,000 in severance costs in the first quarter of fiscal 2010 related to workforce reductions of 16 employees.

Severance activity was as follows:

Employee
Severance
Costs

Accrual balance July 1, 2008	$—
Costs incurred	1,342,000
Cash payments	(1,275,000)
Accrual balance June 30, 2009	67,000
Costs incurred	296,000
Cash payments	(363,000)
Accrual balance December 31, 2009	$—

Remaining expected severance costs	$—

Total expected severance costs	$1,638,000

Employee severance costs include severance pay and any related retention bonuses.

12.       As discussed at Part II, Item 1. Legal Proceedings below, two purported stockholder class actions were filed on January 13, 2010 and January 20, 2010, respectively, naming the Company and its directors as well as Trinity as defendants in connection with the Trinity Acquisition (see Note 2).  On January 28, 2010, we entered into memorandums of understanding to settle both lawsuits.  The total amount of the settlement, subject to approval by the court, is not to exceed $600,000. The lawsuits were tendered to our insurance carrier and we are subject to a $250,000 deductible.

On January 29, 2010, we entered into an amended bank credit agreement which extended the expiration date of our credit agreement from January 31, 2010 to February 15, 2010.  Our bank has issued us a commitment letter dated January 29, 2010 to amend our credit agreement, if necessary, before February 15, 2010 to permit us to borrow up to $22.5 million under certain conditions.

We evaluated subsequent events through February 4, 2010, which is the date we filed our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 with the Securities and Exchange Commission, and included all accounting and disclosure requirements related to subsequent events in our financial statements.

PART I — FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On December 30, 2009, we entered into an Agreement and Plan of Merger (“Agreement”) with Trinity Industries, Inc. and its wholly-owned subsidiary, THP Merger Co. (together “Trinity”) whereby, subject to certain conditions, Trinity will acquire all of our common stock (including the associated preferred stock purchase rights) through a tender offer and a subsequent merger for $6.38 per share of common stock in cash (“Trinity Acquisition”), and we will become a wholly-owned subsidiary of Trinity Industries, Inc.

On January 7, 2010, Trinity announced the commencement of a tender offer for all of our outstanding shares of common stock for $6.38 per share, including the associated preferred stock purchase rights, net to seller in cash and without interest thereon.  The Trinity tender offer and subsequent merger, with a transactional value of approximately $61.1 million, are subject to certain closing conditions contained in the Agreement, including the acquisition by THP Merger Co. of that number of shares of our common stock pursuant to the tender offer, together with the number of our shares of common stock then owned by Trinity, that represents at least 60% of our outstanding shares of common stock on a fully-diluted basis.  The Trinity tender offer, unless extended in accordance with its terms, will expire at midnight New York City time at the end of the day on February 4, 2010.  If Trinity purchases shares of our common stock in the tender offer, Trinity will subsequently merge THP Merger Co. into the Company, with the Company surviving. The terms and conditions of the Trinity Acquisition are described in Trinity’s Schedule TO filed with the Securities and Exchange Commission on January 7, 2010 and amendments thereto, and in our Schedule 14D-9 filed with the Securities and Exchange Commission on January 7, 2010 and amendments thereto.

On December 18, 2009, we sold our Inform segment to Vaisala, Inc. for $20 million in cash, of which $1 million is being held in escrow as a reserve until December 18, 2011 to secure and fund any potential indemnity claims of the purchaser pursuant to the Stock Purchase Agreement.

On December 29, 2009, we gave notice to the holders of our $40,000,000 7% Convertible Senior Subordinated Notes due February 15, 2025 (“Notes”) that, at the option of the holder and in accordance with the terms of the Notes, we would repurchase all Notes for a purchase price, payable in cash, equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on February 15, 2010.  We expect that holders will tender all the Notes for repurchase.

On January 29, 2010, we entered into an amended bank credit agreement which extended the expiration date of our credit agreement from January 31, 2010 to February 15, 2010.  Our bank has issued us a commitment letter dated January 29, 2010 to amend our credit agreement, if necessary, before February 15, 2010 to permit us to borrow up to $22.5 million to repurchase the Notes under certain conditions.  With that bank borrowing, plus the $19 million of cash proceeds we received from the sale of our Inform Segment and borrowings of up to $7 million from Trinity pursuant to the Agreement, we expect to fund the repurchase of the Notes on February 15, 2010, if the Trinity tender offer is not consummated prior to this date.

OVERVIEW

We develop, manufacture and market highway and transportation safety products to protect and direct motorists, pedestrians and road workers in both domestic and international markets. Our continuing operations are comprised of one reportable segment within the highway and transportation safety industry, which is the manufacture and sale of highway and transportation safety products which protect and direct motorists and highway personnel. We provide solutions for improving safety on the roads either by minimizing the severity of crashes that occur or by preventing crashes from occurring by directing or guiding traffic. Our primary product lines include energy-absorbing products such as crash cushions, truck-mounted attenuators, sand-filled barrels and water-filled barriers, and directing and guiding products such as flexible post delineators and glare screen systems

Our products are sold worldwide primarily through a distribution network and supplemented by a direct sales force to customers in the highway construction and safety business, state and municipal departments of transportation, and other governmental transportation agencies. The domestic market for highway and transportation safety products is directly affected by federal, state and local governmental policies and budgets. A portion of our domestic sales is ultimately financed by funds provided to the states by the federal government. Historically, these funds have covered 75% to 90% of the cost of highway safety projects on roads constructed or maintained with federal assistance. Seasonality affects our business with generally a higher level of sales in our fourth fiscal quarter.

DISCONTINUED OPERATIONS

On December 18, 2009, we sold our Inform segment to Vaisala, Inc. for $20 million in cash, of which $1 million is being held in escrow as a reserve until December 18, 2011 to secure and fund any potential indemnity claims of the purchaser pursuant to the Stock Purchase Agreement.  The Inform segment provided solutions for improving traffic flow and safety on roads and runways by providing information.  Accordingly, we reflect the results of those operations as discontinued operations for all periods presented.  In the second quarter of fiscal 2010 we recorded a gain of $3,535,000, net of income taxes of $3,354,000 on the sale of the segment.  The sale of the Inform segment allowed us to strengthen our balance sheet and improve our financial flexibility in order to meet our debt obligations.

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

RESULTS OF CONTINUING OPERATIONS

Our second fiscal quarter results were driven by sales growth in both the domestic and international markets.  Domestic sales increased 17%, which we believe was driven in part by Federal stimulus funding.  International sales increased 18% over the sales levels achieved a year ago, primarily due to increased sales in the Asia Pacific region.  Our results also benefitted from the cost reductions we made in the second half of fiscal 2009 and into the first quarter of fiscal 2010, allowing for enhanced gross margin and profitability in the quarter and the first half of fiscal 2010 compared to the prior year periods.  See FUTURE OUTLOOK for further information.

The following table sets forth selected key operating statistics relating to the Company’s financial results from continuing operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Protect and Direct Revenues	$17,626,000	$15,021,000	$38,098,000	$35,003,000

Geographic Revenues:
Domestic	$11,928,000	$10,202,000	$25,491,000	$22,954,000
International	5,698,000	4,819,000	12,607,000	12,049,000
	$17,626,000	$15,021,000	$38,098,000	$35,003,000

Operating Income (Loss):
Protect and Direct	$2,646,000	$(414,000)	$5,482,000	$1,958,000
Corporate	(2,397,000)	(2,659,000)	(3,870,000)	(4,109,000)
	$249,000	$(3,073,000)	$1,612,000	$(2,151,000)

Gross profit percentage	33.9%	25.4%	33.8%	29.0%

Selling and administrative expenses as a percentage of sales	25.6%	36.1%	24.3%	29.2%

Diluted earnings (loss) per share	$(0.04)	$(0.27)	$(0.01)	$(0.26)

Revenues

Our net sales for the second quarter of fiscal 2010 increased $2,605,000, or 17%, to $17,626,000 from $15,021,000 for the second quarter last year, with increases in both domestic and international markets.  Sales increases in the permanent crash cushion, truck-mounted attenuator, parts and Triton barrier product lines were somewhat offset by decreased sales of delineators, barrels and ABC terminal product lines.

Our net sales for the first six months of fiscal 2010 increased $3,095,000, or 9%, to $38,098,000 from $35,003,000 for the same period last year, with increases in both domestic and international markets.  For the first six months of fiscal 2010, sales increased in the permanent crash cushion, truck-mounted attenuator, parts, and barrel product lines and sales decreased in the Triton barrier product, delineator and ABC terminal product lines.

Geographic - Domestic sales for the second quarter of fiscal 2010 increased $1,726,000, or 17%, to $11,928,000 from $10,202,000 driven in part by activity related to the Federal stimulus funding.  International sales for the second quarter of fiscal 2010 increased $879,000, or 18%, to $5,698,000, compared to $4,819,000 for the second quarter last year, with increased sales in the Asia Pacific region, Canada and Europe offsetting decreased sales in the other regions.  International sales in the Asia Pacific region increased 132% partially due to increased sales of Triton barrier and other product sales in Australia.

Domestic sales for the first six months of fiscal 2010 increased $2,537,000, or 11%, to $25,491,000 from $22,954,000 driven in part by activity related to the Federal stimulus funding.  International sales for the first six months of fiscal 2010 increased $558,000, or 5%, to $12,607,000, compared to $12,049,000 for the same period last year, with increased sales in the Asia Pacific region and Canada offsetting decreased sales in the other regions.

Gross Profit Margin

Our gross profit margin for the second quarter of fiscal 2010 was 33.9% compared to 25.4% for the second quarter last year.  The gross margin increased primarily due to favorable product sales mix with increased sales of permanent crash cushions, which have higher gross margins, and decreased sales of ABC terminals, which have lower gross margins than some other product lines.  In addition, the gross profit margin increased due to higher volume and lower material costs for some product lines.

Our gross profit margin for the first six months of fiscal 2010 was 33.8% compared to 29.0% for the same period last year.  The gross margin increased primarily due to favorable product sales mix with increased sales of permanent crash cushions, which have higher gross margins, and decreased sales of ABC terminals, which have lower gross margins than some other product lines and to the higher sales volume.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of fiscal 2010 decreased $909,000, or 17%, to $4,519,000 from $5,428,000 for the second quarter last year due to decreased expenses related to headcount reductions and other cost-savings initiatives.  Selling and administrative expenses decreased as a percentage of sales to 25.6% for the second quarter of 2010 from 36.1% in the prior year period.

Selling and administrative expenses for the first six months of fiscal 2010 decreased $967,000, or 9%, to $9,270,000 from $10,237,000 for the same period last year due to decreased expenses related to headcount reductions and other cost-savings initiatives offset partially by $300,000 in expenses related to the shut-down of our China facility.  Selling and administrative expenses decreased as a percentage of sales to 24.3% for the first six months of 2010 from 29.2% in the prior year period.

Research and Development

Research and development expenditures for the second quarter of fiscal 2010 decreased $183,000, or 30%, to $433,000 from $616,000 for the same period last year, primarily due to reduced testing costs.

Research and development expenditures for the first six months of fiscal 2010 decreased $307,000, or 25%, to $909,000 from $1,216,000 for the same period last year.  We continue to focus our investment in research and development primarily in critical projects to support long term growth.

Merger Transaction Costs

We recorded $775,000 in merger transaction costs in the second quarter of fiscal 2010 related to the Trinity Acquisition, including $575,000 for a fairness opinion and other services performed by our financial advisor and $200,000 in legal costs.

Severance Costs

We recorded $296,000 in severance costs in the first quarter of fiscal 2010 related to headcount reductions primarily in sales and administrative functions.

We recorded $843,000 in severance costs in the second quarter of fiscal 2009 related to the retirement of our former chief executive officer and another senior executive.

Operating Profit (Loss)

Operating profit for the second quarter of fiscal 2010 was $249,000, compared to an operating loss of $3,073,000 for the second quarter of fiscal 2009, primarily due to the higher sales volume, favorable product sales mix, reduced expenses due to the cost savings initiatives implemented last year and lower severance costs offset somewhat by the incurrence of transaction costs related to the Trinity Acquisition.

Operating profit for the first six months of fiscal 2010 was $1,612,000, compared to an operating loss of $2,151,000 for the same period last year, primarily due to the higher sales volume favorable product sales mix, reduced expenses due to the cost savings initiatives implemented last year and lower severance costs offset somewhat by the incurrence of transaction costs related to the Trinity Acquisition and by increased costs related to the shut-down of our China facility.

Interest Expense

Interest expense for the second quarter of fiscal 2010 was consistent with the same period last year.   The interest rate on our bank facility is based on LIBOR or the British Bankers Association LIBOR, plus a margin.  Our overall weighted average interest rate was 6.7% as of December 31, 2009, primarily due to the 7% interest rate on our $40,000,000 in convertible debt.

Interest expense for the first six months of fiscal 2010 decreased $43,000, or 2% to $1,739,000 from $1,782,000 for the same period last year.

Income Tax Benefit

The income tax benefit for the second quarter of fiscal 2010 was $233,000 representing a 38% effective income tax rate.  The income tax benefit for the second quarter of fiscal 2009 was $1,497,000, also representing a 38% effective income tax rate.

The income tax benefit for the first six months of fiscal 2010 was $47,000 representing a 38% effective income tax rate.  The income tax benefit for the first six months of fiscal 2009 was $1,495,000, also representing a 38% effective income tax rate.

Loss from Continuing Operations

The loss from continuing operations for the second quarter of fiscal 2010 was $382,000, or $0.04 per diluted share, compared to a loss from continuing operations of $2,441,000, or $0.27 per diluted share, for the second quarter last year.

The loss from continuing operations for the first six months of fiscal 2010 was $78,000, or $0.01 per diluted share, compared to a loss from continuing operations of $2,438,000, or $0.26 per diluted share, for the same period last year.

Earnings (Loss) from Discontinued Operations, Net of Income Taxes

Earnings from discontinued operations, net of income taxes, for the second quarter of fiscal 2010 were $3,588,000, or $0.38 per diluted share compared to a loss of $215,000, or $0.02 per diluted share in the second quarter of fiscal 2009.  Included in the current period earnings was a $3,535,000 gain on the sale of the Inform segment.

Earnings from discontinued operations, net of income taxes, for the first six months of fiscal 2010 were $3,911,000, or $0.42 per diluted share compared to a loss of $713,000, or $0.08 per diluted share in the same period of fiscal 2009.  Included in the current period earnings was a $3,535,000 gain on the sale of the Inform segment.  Included in the prior period loss was a loss of $712,000 on the sale of the Intersection Control segment.

Net Earnings (Loss)

Net earnings for the second quarter of fiscal 2010 were $3,206,000, or $0.34 per diluted share, compared to a net loss of $2,656,000, or $0.29 per diluted share, for the second quarter last year.

Net earnings for the first six months of fiscal 2010 were $3,833,000, or $0.41 per diluted share, compared to a net loss of $3,151,000, or $0.34 per diluted share, for the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of cash historically have been cash flows from operations and borrowings from banks and other sources. We had cash and cash equivalents of $27,292,000 as of December 31, 2009, primarily as the result of the $19 million in cash received for the sale of the Inform segment on December 18, 2009.  As of December 31, 2009, we had $3,250,000 outstanding against our bank credit facility (the “Credit Agreement”) and $40,000,000 outstanding in 7% Convertible Senior Subordinated Notes due February 2025 (the “Notes”).

On January 29, 2010, we entered into an amended bank credit agreement which extended the expiration date of our Credit Agreement from January 31, 2010 to February 15, 2010.  Our bank has issued us a commitment letter dated January 29, 2010 to amend our Credit Agreement, if necessary, before February 15, 2010 to permit us to borrow up to $22.5 million to repurchase the Notes under certain conditions.

We expect to be in compliance with the covenants of our Credit Agreement, as amended, through the term of the Credit Agreement. However, our ability to remain in compliance with the covenants and to modify our capital structure is dependent upon the consummation of the Trinity Acquisition and our future performance and may be affected in part by events beyond our control, including the current economic downturn. Reduced cash flows from operations, regardless of cause, may make it more difficult to comply with our bank covenants. Continuing uncertainty in the credit markets may affect our ability to access those markets and may increase costs associated with borrowing and issuing debt instruments.

On December 29, 2009, we gave notice to the holders of our Notes that, at the option of the holder and in accordance with the terms of the Notes, we would repurchase all Notes for a purchase price, payable in cash, equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on February 15, 2010.  We expect that holders will tender all the Notes for repurchase.  If the Trinity tender offer is not consummated prior to such date, we expect to pay for the Notes at 100% of the principal plus any accrued and unpaid interest on February 15, 2010, in cash by using the $19 million cash proceeds from the sale of the Inform segment, $22.5 million from bank borrowings pursuant to the Credit Agreement and up to $7 million of borrowings from Trinity pursuant to the Agreement.  See Note 2 for additional information.

Although the variable interest rates under our Credit Agreement have been volatile due to the current credit environment, the financial effect on us has not been significant as the amount outstanding against the facility was only $3,250,000 as of December 31, 2009.  Currently, we do not believe that our operating cash flow needs will require us to significantly increase our bank borrowings in the near term.  We have reduced the amount of discretionary expenditures and are restricting capital expenditures to those more critical to the effectiveness of our operations, which we do not believe will have a material impact on the effectiveness of our operations.   Our $40 million of Notes accounted for the majority of our $43.3 million in outstanding debt as of December 31, 2009.

There are currently no default interest provisions in connection with a default on our Credit Agreement. The provisions of our Credit Agreement and the Notes each include cross-default provisions such that a default on any individual payment obligation greater than $5 million is a default under both agreements.

Our outstanding borrowings were $43,250,000, or 52.7% of total capitalization, as of December 31, 2009, of which $3,250,000 was outstanding against our bank credit facility. This compares to outstanding borrowings of $41,000,000, or 54.5% of total capitalization, as of June 30, 2009.  Included in current debt as of December 31, 2009 and June 30, 2009 was the $40 million of Notes. The amount of standby letters of credit outstanding was $840,000 as of December 31, 2009 and $1,120,000 as of June 30, 2009.

Cash Flows

Cash flows provided by continuing operations were $9,682,000 during the first six months of fiscal 2010 compared with $37,000 provided by continuing operations in the first six months of fiscal 2009. For the first six months of fiscal 2010, the loss from continuing operations was $78,000, net of income taxes compared to a loss of $2,440,000, net of income taxes for the first six months of fiscal 2009. Non-cash depreciation and amortization were $1,246,000 for the current period compared to $1,556,000 for the year ago period. The increase in cash provided by operations was primarily due to increased cash provided by deferred income taxes and decreased working capital in the first six months of fiscal 2010. Decreased working capital provided $4,810,000 in cash, primarily representing decreased accounts receivable and inventories and increased accounts payables due to our focus on increasing cash flow. This compares to an increase in cash due to decreased working capital of $1,746,000 for the first six months of fiscal 2009. Cash used in discontinued operations was $2,936,000 during the first six months of fiscal 2010 primarily representing increased working capital.

Investing activities of continuing operations provided cash of $18,334,000 during the first six months of fiscal 2010, compared to $19,583,000 provided in the first six months of the prior year.  Proceeds from the sale of the Inform segment provided cash of $19 million in the second quarter of fiscal 2010.  Proceeds from the sale of the Intersection Control segment provided cash of $20 million in the first quarter of fiscal 2009. Expenditures during the first six months of fiscal 2010 included $666,000 for capital expenditures compared with $417,000 for the first six months last year.

Financing activities provided cash of $2,250,000 during the first six months of fiscal 2010, compared with $17,679,000 of cash used during the first six months of fiscal 2009. The $20 million in proceeds from the sale of the Intersection Control segment was used to pay down substantially all of our bank debt in the first quarter of fiscal 2009. During the first six months of fiscal 2010, we borrowed a net $2,250,000 against our outstanding revolving credit facility. The payment of our semi-annual cash dividend used cash of $1,829,000 in the first quarter of fiscal 2009. Our decision made in fiscal 2009 to suspend payment of the semi-annual dividend will save nearly $4 million in annual cash expenditures.

If the Trinity Acquisition is not consummated, we anticipate spending not more than $2,000,000 in cash in fiscal 2010 for capital expenditures as we manage our capital spending in this difficult environment. We currently believe that future operating and capital cash needs will be financed either through cash on-hand, cash generated from operations, cash obtained under our Credit Agreement or cash from other financing alternatives. We currently believe that these sources of cash should be sufficient for all planned operating and capital requirements in the near term.  We sold the Inform segment, implemented a series of cost control measures to improve our financial performance and also suspended our semi-annual dividend and reduced capital expenditures to conserve cash.  See Liquidity and Capital Resources above, Note 2 and Note 3 for additional information.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are subject to certain debt obligations, guarantees, commitments and contingent liabilities further described in our Annual Report on Form 10-K for the year ended June 30, 2009.  The following table presents our contractual obligations to make future payments under contracts, such as debt and lease agreements, as of December 31, 2009:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$43,250,000	$43,250,000
Estimated interest payments (2)	1,793,000	1,793,000
Operating leases	3,297,000	348,000	$1,225,000	$1,724,000
Minimum royalty payments	810,000	510,000	300,000
Uncertain tax benefits	183,000	72,000	111,000
Purchase obligations (3)	1,472,000	1,472,000
Total	$50,805,000	$47,445,000	$1,636,000	$1,724,000

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

As disclosed in the footnotes to the consolidated financial statements, we have entered into bid and performance related bonds associated with various contracts.  Potential payments due under these bonds are related to our performance under certain contracts.  The total amount of bid and performance related bonds that were available and undrawn as of December 31, 2009 was $637,000.  We also have standby letters of credit covering potential workers’ compensation liabilities and other liabilities.  The total standby exposure relating to letters of credit as of December 31, 2009 was $840,000.

FUTURE OUTLOOK

If the Trinity Acquisition is consummated, we will cease to be an independent company filing reports with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended; our common stock will cease to trade on the NASDAQ Global Market; and we will become a wholly-owned subsidiary of Trinity.  See Note 2 for additional information.

Looking forward, we remain cautious about our business, given the continued weak global economic conditions and the difficult financial markets. This unfavorable market environment may negatively affect demand for our products indefinitely.

The United States domestic market for highway and transportation safety products is directly affected by federal, state, and local governmental policies. Historically, federal funds have been allocated and highway policy has been developed through six-year federal highway authorization bills. The federal highway authorization law, the Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users, or SAFETEA-LU, expired September 30, 2009, but has been extended through the end of February 2010.  We anticipate further delays in the enactment of a new highway authorization bill with additional extensions for limited times (perhaps 1, 3, 6 or 12 months) at current funding levels.

While uncertainty in funding for our markets continues, we are encouraged by a turnaround to profitability in our fourth quarter of fiscal 2009 as well as our continued performance in the first six months of fiscal 2010. We continue to believe that our business will gain strength if the federal funding issue is resolved. We anticipate that our fiscal 2010 results will continue to benefit from the federal funding for transportation projects, enacted as part of the American Recovery and Reinvestment Act, which includes approximately $27 billion in Federal stimulus funding for highways and bridges. However, we believe that this one-time spending package cannot substitute for enactment of the multi-year highway authorization legislation and the long term funding of the highway trust fund. Until a new multi-year highway authorization bill becomes law, the transportation safety allotment in federal and state budgets may be uncertain and we believe that prolonged uncertainty may adversely impact sales of our products and our financial performance in fiscal 2010. In addition, state and local government budgetary constraints and deficit issues are expected to continue in fiscal 2010, which will negatively impact our performance in fiscal 2010.

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

We performed the first step of the goodwill impairment test for our one reporting unit, which represents our one financial reporting segment, in the third quarter of fiscal 2009 and again in our annual impairment review in the fourth quarter of fiscal 2009.  In performing the first step of the goodwill impairment test for the reporting segment, we determined that the fair value of the segment was substantially in excess of its carrying value as of March 31, 2009 and June 30, 2009.  We also evaluated intangible assets and other long-lived assets for impairment and determined that their fair value was substantially in excess of their carrying value as of March 31, 2009 and June 30, 2009.  There was no impairment charge recorded in the reportable segment during fiscal 2009 due to the relatively low level of long-lived assets within the segment.

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

If our operating profit in interim periods during fiscal 2010 is lower than expected, or if we experience changes in expectations related to the extent and duration of the economic downturn and its impact on our operating results, or if our market capitalization falls below our carrying value for a sustained period, we may need to perform an interim impairment test. The amount of an impairment loss could be up to the total amounts of goodwill and intangible assets recorded as of December 31, 2009 of $8,139,000 and $819,000, respectively.

INCOME TAXES:  We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent that any future tax benefits are not expected to be fully realized, such future tax benefits are reduced by a valuation allowance.  Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards.  During the second quarter of fiscal 2010, we performed an Internal Revenue Code Section 382 analysis with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation.  We are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities, and currently our income tax returns for tax years 2007 and 2008 are under investigation by the Internal Revenue Service.  Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate.  Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our results and our financial condition.  We currently expect the net deferred tax assets of $17,865,000 recorded as of December 31, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize net operating losses.

CONCENTRATION OF RISK:  No single customer or single country outside of the Unites Sates accounted for more than 10% of net sales in either of the six month periods ended December 31.  Our assets outside of the United States are not material, at less than 1% of our total assets as of December 31, 2009.

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

Readers are cautioned not to place undue reliance on these forward-looking statements and that all forward-looking statements involve risks and uncertainties, including those detailed in our public filings with the SEC, news releases and other communications, which speak only as of the dates of those filings or communications.  We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  There can be no assurance that actual results will not differ materially from our expectations.  Factors which could cause materially different results include the failure to consummate the Trinity Acquisition in a timely manner, uncertainties related to continued weakening of the global economic conditions and the constricted financial markets; continued federal, state and municipal funding for highways and risks related to reductions in government expenditures; market demand for our products; pricing and competitive factors, among others which are set forth in the “Risk Factors” of Part II, Item 1A, to this Report.

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

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates.  The U.S. dollar is the functional currency for substantially all of our operations. Accounts of foreign operations with functional currencies other than the U.S. dollar are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts.  Net foreign exchange gains and losses resulting from foreign currency transactions included in net income were immaterial for the first six months of fiscal 2010 and in fiscal year 2009.  We will continue to evaluate the need for the use of derivative financial instruments to manage foreign currency exchange rate changes.  In the next few years we may confront greater risks from currency exchange fluctuations as our business expands internationally.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

PART II — OTHER INFORMATION

There is no information required to be reported under any items except as indicated below:

Item 1.  Legal Proceedings

Olga Mata, Individually as Representative of the Estate of Elpido Mata et al. vs. Energy Absorption Systems, Inc., Quixote Transportation Safety, Inc., William Brothers Construction, Keller Crash Cushions d/b/a Contractors Barricade Service, J.I.T. Distributing Inc. and Gustavo Reyes d/b/a Cerrito Trucking, State of Texas, District Court of Brazoria County, No. 44361. In November 2009 the Court denied Plaintiffs’ Motion for Reconsideration and for New Trial. Plaintiffs subsequently appealed and the appeal is pending.  See our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 9, 2009 and our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and filed on September 14, 2009 for more information about this case.

Two lawsuits were filed against us, our directors and Trinity following the announcement of the pending Trinity Acquisition (see Note 2):  Superior Partners, on Behalf of Itself and All Others Similarly Situated vs. Leslie J. Jezuit, Bruce Reimer, Daniel P. Gorey, Robert D. van Roijen, Lawrence C. McQuade, Duane M. Tyler, Clifford D. Nastas, Quixote Corporation and Trinity Industries, Inc. (Case No. 10 CH 0613) filed on January 13, 2010 in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”); and Ralph A. Ardito, Individually and on Behalf of All Others Similarly Situated vs. Bruce Reimer, Leslie J. Jezuit, Daniel P. Gorey, Robert D. van Roijen, Lawrence C. McQuade, Duane M. Tyler, Clifford D. Nastas, Quixote Corporation, Trinity Industries, Inc. and THP Merger Co. (Case No. 10 CH 2544) filed on January 20, 2010 in the Court (the “Lawsuits”).  The Trinity Acquisition and the Lawsuits are described in greater detail in the Solicitation/Recommendation Statement on Schedule 14D-9 initially filed by the Company on January 7, 2010, as amended on January 15, 2010, January 19, 2010  and January 22, 2010 (as so amended, and as further amended hereby, the “Schedule 14D-9”).

Trinity has been dismissed without prejudice as a defendant in the Lawsuits.  On January 28, 2010, we entered into memorandums of understanding with plaintiffs’ counsel and the other remaining named defendants to settle the Lawsuits.  Under the terms of the memorandums of understanding, the Company, the other remaining named defendants and the plaintiffs have agreed to settle the Superior Partners lawsuit and dismiss of the Ardito lawsuit as moot, subject to court approval. As part of the settlement, the remaining defendants deny all allegations of wrongdoing and deny that the previous disclosures were inadequate but the Company agreed to make available certain additional information to its stockholders.  The memorandums of understanding further contemplate that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to members of the proposed settlement class. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the pending tender offer, the merger, the Agreement, the adequacy of the merger consideration, the negotiations preceding the Agreement, the adequacy and completeness of the disclosures made in connection with the tender offer and the merger and any actions of the remaining individual defendants in connection with the tender offer, the merger or the Agreement, including any alleged breaches of the fiduciary duties of any of the remaining defendants, or the aiding and abetting thereof. If the court does approve of the settlement after a notice period, then all public stockholders who did not elect to opt out of such settlement will be bound thereby.

In addition, in connection with the settlement and as provided in the memorandums of understanding, and subject to approval by the court, the remaining named defendants or their insurers will pay to plaintiffs’ counsel in the Superior Partner action for their fees and expenses an amount not to exceed $431,000, and the remaining named defendants or their insurers will pay to plaintiff’s counsel in the Ardito action an amount not to exceed $169,000 and, per the settlement with the plaintiff in the Ardito action, the settlement of the Superior Partners action moots the Ardito action.  Neither payment will affect the amount of consideration to be paid to stockholders of the Company in connection with the tender offer and the subsequent merger. Furthermore, any payment is also conditioned on the tender offer being consummated so the Company’s stockholders will not indirectly bear such payment. The Lawsuits were tendered to our insurance carrier and we are subject to a $250,000 deductible.

Under the terms of the Agreement, the settlement is subject to the approval of Trinity, which may not be unreasonably withheld or delayed. Trinity has given its approval to the settlement described by the memorandums of understanding.

The Company and the other remaining defendants maintain that the Lawsuits are completely without merit. Nevertheless, in order to avoid costly litigation and eliminate the risk of any delay to the closing of the tender offer and subsequent merger, and because the only effect of the settlement on the stockholders is to provide additional disclosure, the remaining defendants have agreed to the settlement contemplated in the memorandum of understanding.

We are involved in several other pending judicial proceedings for product liability and other damages arising out of the conduct of our business.  While the outcome of litigation is subject to uncertainties, we believe, after consultation with counsel, that the outcome of these proceedings, based on current available information and after taking into account the availability and limits of our insurance coverage, will not have a material effect on our consolidated financial condition and results of operations.

Item 1A.  Risk Factors

There are many factors which are frequently beyond our control that pose material risks to our business, operating results and financial condition. The factors we believe are material to our business are listed below.

Our business will be adversely affected if the Trinity Acquisition is not consummated, or is delayed.

If the Trinity Acquisition is not consummated or its consummation is delayed, our business will be adversely affected.  As of January 15, 2010, we have incurred costs in connection with the Trinity Acquisition of approximately $775,000 and we will be obligated to pay all of those costs even if the Trinity Acquisition is not consummated.  Our position in the market place with our customers, suppliers and other third parties may be adversely affected by a public announcement that the Trinity Acquisition will not be consummated.  The loss of valuable employees could adversely affect our ability to do business as an independent company, if the Trinity Acquisition is not consummated or if its consummation is delayed.  If the Trinity Acquisition is not consummated, we may be involved in litigation with Trinity, our shareholders or other persons. See Note 2 to the Consolidated Financial Statements for additional information.

Our business could be adversely affected by reduced levels of cash, whether from operations or extraordinary expenses or pursuant to the terms of our credit agreement.

Reduced levels of cash generated from operations as well as our ability to refinance our existing debt could adversely impact our current business.

Historically, our principal sources of cash have been cash flows from operations and borrowings from banks and other sources. Given continued weak global economic conditions, operations may continue to generate less cash than we need.  On January 29, 2010, we and our bank extended the expiration date of our credit agreement from January 31, 2010 to February 15, 2010.  Our bank has issued us a commitment letter dated January 29, 2010, to amend our credit agreement, if necessary, before February 15, 2010 to permit us to borrow up to $22.5 million to repurchase the Notes under certain conditions. With that bank borrowing, plus the $19 million of cash proceeds we received from the sale of our Inform Segment and borrowings of up to $7 million from Trinity pursuant to the Agreement, we expect to fund the repurchase of the Notes on February 15, 2010 if the Trinity tender offer is not consummated prior to this date.  We expect to be in compliance with the covenants of our Credit Agreement, as amended, through the term of the Credit Agreement. However, our ability to remain in compliance with the covenants and to modify our capital structure is dependent upon the consummation of the Trinity Acquisition and our future performance and may be affected in part by events beyond our control, including the current economic downturn. Reduced cash flows from operations, regardless of cause, may make it more difficult to comply with our bank covenants. Continuing uncertainty in the credit markets may affect our ability to access those markets and may increase costs associated with borrowing and issuing debt instruments.

A decrease or delay in federal government funding of transportation safety and highway construction and maintenance may cause our revenues, profits and cash flow to decrease.

Sales of our products are sensitive to foreign, domestic and regional economies in general, and in particular, changes in government infrastructure spending which can be adversely impacted by reduced tax revenues. We depend substantially on federal, state and local funding for transportation safety, highway construction and maintenance and other related infrastructure projects. Federal government funding for infrastructure projects is usually accomplished through highway authorization bills, which establish funding over a multi-year period. The most recent highway authorization legislation, the SAFETEA-LU, expired September 30, 2009, but was extended through the end of February, 2010.  We anticipate further delays in the enactment of a new highway authorization bill with additional extensions for limited times (perhaps 1, 3, 6 or 12 months) at current funding levels. Even after federal legislation is enacted, funding appropriations may be revised in future congressional sessions, and federal funding for infrastructure projects may be reduced in the future.

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

Congress enacted the American Recovery and Reinvestment Act in February 2009 which includes approximately $27 billion in Federal stimulus funding for highway and bridge improvements, aimed at increasing jobs through infrastructure projects. We believe that the Federal stimulus funding has had a positive impact on our domestic sales, although we are not able to quantify the amount of the impact.There is no assurance that this Federal stimulus spending program will positively affect the demand for our products in fiscal 2010, or thereafter.

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

Like the federal highway trust fund which depends on gasoline tax revenue, state highway funds also are dependent on revenue from state gasoline taxes. A number of states also contribute a portion of their sales tax on new car purchases into their state highway funds. A decrease in miles driven or new car sales may adversely affect the ability of states to fund transportation projects, and correspondingly, reduce the demand for our products. The majority of states have been experiencing budgetary constraints and deficits which we expect will continue in fiscal 2010.

Global economic conditions, as well as difficulties in managing and expanding in international markets, could affect future growth in these markets.

In fiscal year 2009, international sales were $23,166,000 or 33%, of our total sales and we believe international markets are an important source of our growth. We plan to continue to increase our presence in these markets. However, the current deterioration of the global economy has had an adverse impact on our international sales, and we anticipate, will continue to adversely affect our international sales, as foreign governments reduce spending for transportation and infrastructure projects.

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

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. Realization of deferred tax assets assumes that we will be able to generate sufficient future taxable income so that the assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income, available tax planning strategies that could be implemented to realize the deferred tax assets as well as certain federal and state laws that impose restrictions on the utilization of net operating loss and tax credit carryforwards. During the second quarter of fiscal 2010, we performed Internal Revenue Code Section 382 analyses with respect to our net operating loss and credit carryforwards and determined that there was currently no such limitation. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our results and our financial condition. We currently expect the net deferred tax assets of $17,865,000 recorded as of December 31, 2009 to be fully realizable in part based upon expected future projected income and the significant length of time to utilize net operating losses. However, changes in expectations related to the extent and duration of the economic downturn and its impact on our operating results as well as a subsequent change in ownership which may limit the utilization of net operating losses and tax credit carryforwards could cause us to further review the realizability of our deferred tax assets. It is possible that the review would result in an increased valuation allowance, increasing income tax expense, which would adversely affect our net income.

Item 1B.  Unresolved Staff Comments

None.

Item 4. Submission of Matters to Vote of Security Holders

Our Annual Meeting of Stockholders was held on November 19, 2009.  The matters voted on at the Annual Meeting were the following:

(1)        The election of Bruce Reimer and Clifford D. Nastas to serve as Directors for a three-year term until the annual meeting of stockholders in 2012 and the election of Lawrence C, McQuade to serve as a Director for a one-year term until the annual meeting of stockholders in 2010.

(2)        The approval of the Stockholder Rights Plan.

(3)        The ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm.

Messrs. Reimer, Nastas and McQuade were elected, the Stockholder Rights Plan was approved and the ratification of the appointment of Grant Thornton LLP was approved as a result of the following stockholder votes:

	For	Against	Abstain or Withheld

(1) Election of Directors

Bruce Reimer	7,409,423		1,077,557
Clifford D. Nastas	7,333,625		1,153,355
Lawrence C. McQuade	7,254,505		1,232,475

(2) Approval of the Stockholder Rights Plan	3,982,391	1,277,455	3,227,134

(3) Ratification of Grant Thornton LLP	8,305,127	175,093	6,760

The terms of Leslie J. Jezuit, Daniel P. Gorey, Duane M. Tyler and Robert D. van Roijen as directors continued after this meeting.

Item 5. Other Information.

On March 16, 2009, the Board of Directors of Quixote Corporation adopted a Stockholder Rights Plan (“NOL Rights Plan”) designed to protect net operating loss carry-forwards and certain other tax attributes of Quixote (collectively, the “NOL Assets”) against the threat that changes in share ownership could limit their ability to use the NOL Assets in the future.

A person that acquires 4.9% of Quixote’s outstanding Quixote common stock becomes an “Acquiring Person” for purposes of the NOL Rights Plan, thereby triggering certain effects of the NOL Rights Plan, subject to the Board’s discretion to treat any transaction in its shares as an “Exempt Transaction” under the NOL Rights Plan.  Pursuant to a Schedule 13G filing on January 29, 2010, Quixote became aware that Alexander Capital Advisors, LLC had acquired beneficial ownership of 7.6% of Quixote’s outstanding common stock.

Pursuant to the NOL Rights Plan, the Board of Directors of the Company on February 2, 2010 made a determination that the acquisition of Shares by Alexander Capital Advisors, LLC should be treated as an Exempt Transaction under the NOL Rights Plan and, consequently, Alexander Capital Advisors, LLC is not an Acquiring Person for purposes of the NOL Rights Plan as a result of his beneficial ownership of the Shares.

Item 6.  Exhibits

(a) Exhibits

10.1            Eighth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of January 29, 2010 among Quixote Corporation as borrower and Bank of America as lender, filed herewith.

10.2            Agreement and Plan of Merger dated as of December 30, 2009 among Trinity Industries, Inc., THP Merger Co. and Quixote Corporation, filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.3            Amendment dated as of December 29, 2009 between Quixote Corporation and Bruce Reimer, filed as Exhibit 2.2 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.4            Amendment dated as of December 29, 2009 between Quixote Corporation and Daniel P. Gorey, filed as Exhibit 2.3 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.5            Amendment dated as of December 29, 2009 between Quixote Corporation and Joan R. Riley, filed as Exhibit 2.4 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.6            Amendment No. 1 to Rights Agreement dated as of December 30, 2009 between Quixote Corporation and Computershare Trust Company, N.A., filed as Exhibit 2.5 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.7            Stock Purchase Agreement by and among Vaisala, Inc., Quixote Corporation, Quixote Transportation Safety, Inc. and Transafe Corporation relating to the purchase of all of the issued and outstanding capital stock of Quixote Transportation Technologies, Inc., Nu-Metrics, Inc., Highway Information Systems, Inc. and Surface Systems, Inc. dated December 18, 2009, filed as Exhibit 2.1 to the Company’s Report on Form 8-K, dated December 21, 2009, and filed on December 21, 2009 (File No. 001-08123) and incorporated herein by reference.

31                      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

QUIXOTE CORPORATION

DATED:	February 4, 2010	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer,
Executive Vice President and Treasurer
(Chief Financial & Accounting
Officer)

EXHIBIT INDEX

Exhibits:

10.1            Eighth Amendment to Amended and Restated Credit Agreement and Reaffirmation of Guaranties dated as of January 29, 2010 among Quixote Corporation as borrower and Bank of America as lender, filed herewith.

10.2            Agreement and Plan of Merger dated as of December 30, 2009 among Trinity Industries, Inc., THP Merger Co. and Quixote Corporation, filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.3            Amendment dated as of December 29, 2009 between Quixote Corporation and Bruce Reimer, filed as Exhibit 2.2 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.4            Amendment dated as of December 29, 2009 between Quixote Corporation and Daniel P. Gorey, filed as Exhibit 2.3 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.5            Amendment dated as of December 29, 2009 between Quixote Corporation and Joan R. Riley, filed as Exhibit 2.4 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.6            Amendment No. 1 to Rights Agreement dated as of December 30, 2009 between Quixote Corporation and Computershare Trust Company, N.A., filed as Exhibit 2.5 to the Company’s Report on Form 8-K dated December 30, 2009 and filed on December 31, 2009 (File No. 001-08123) and incorporated herein by reference.

10.7            Stock Purchase Agreement by and among Vaisala, Inc., Quixote Corporation, Quixote Transportation Safety, Inc. and Transafe Corporation relating to the purchase of all of the issued and outstanding capital stock of Quixote Transportation Technologies, Inc., Nu-Metrics, Inc., Highway Information Systems, Inc. and Surface Systems, Inc. dated December 18, 2009, filed as Exhibit 2.1 to the Company’s Report on Form 8-K, dated December 21, 2009, and filed on December 21, 2009 (File No. 001-08123) and incorporated herein by reference.

31                      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32                      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.